Form 10-Q
period 1996-03-31
CFW COMMUNICATIONS CO
filed 1996-05-10
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    March 31, 1996          Commission File No.  0-16751


                           CFW COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)


             VIRGINIA                                      54-1443350
  (State  or  other  jurisdiction  of                   (I R S  employer
   incorporation or organization)                      identification no.)


P. O. Box 1990, Waynesboro, Virginia                            22980
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code   540-946-3500


                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes    x       No

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class COMMON STOCK, NO PAR VALUE  Outstanding 3/31/96  12,976,847























                           CFW COMMUNICATIONS COMPANY


                                    I N D E X



                                                                           Page
                                                                          Number

PART  I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets,
         March 31, 1996 and December 31, 1995                              3- 4


         Condensed Consolidated Statements of
         Income, Three Months Ended
         March 31, 1996 and 1995                                              5


         Condensed Consolidated Statements of
         Cash Flows, Three Months Ended
         March 31, 1996 and 1995                                              6


         Notes to Condensed Consolidated
         Financial Statements                                                 7


         Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                        8-11


PART II. OTHER INFORMATION                                                   12


SIGNATURES                                                                   13








































                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                  March 31, 1996                       December 31,
                                                                   (unaudited)                             1995
                                                                   ------------                        ------------
CURRENT ASSETS
  Cash and cash equivalents                                        $  5,543,340                        $  5,264,986
  Accounts receivable, including
    interest receivable                                               8,134,178                           8,677,086
  Note receivable                                                       136,763                             140,231
  Materials and supplies                                              1,620,425                           1,980,837
  Prepaid expenses                                                      246,374                             207,319
  Income taxes receivable                                                     -                               3,356
                                                                   ------------                        ------------
                                                                     15,681,080                          16,273,815
                                                                   ------------                        ------------

SECURITIES AND INVESTMENTS                                           30,035,739                          29,471,626
                                                                   ------------                        ------------

PROPERTY AND EQUIPMENT
  In service                                                        108,245,681                         107,420,864
  Under construction                                                  6,267,611                           4,385,440
                                                                   ------------                        ------------

                                                                    114,513,292                         111,806,304
  Less:  accumulated depreciation                                    32,336,449                          30,713,237
                                                                   ------------                        ------------

                                                                     82,176,843                          81,093,067
                                                                   ------------                        ------------

OTHER ASSETS
  Cost in excess of net assets
    of business acquired, less
    accumulated amortization                                         12,983,624                          13,268,224
  Deferred charges                                                    3,299,428                              3,144,581
                                                                   ------------                           ------------
                                                                     16,283,052                          16,412,805
                                                                   ------------                        ------------

      TOTAL ASSETS                                                 $144,176,714                        $143,251,313
                                                                   ============                        ============

                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  March 31, 1996                       December 31,
                                                                   (unaudited)                             1995
                                                                   ------------                        ------------
CURRENT LIABILITIES
  Accounts payable                                                 $  2,123,874                        $  3,674,310
  Customers' deposits                                                   480,575                             477,393
  Advance billings                                                    1,550,558                           1,506,777
  Accrued payroll                                                       316,094                             833,232
  Accrued interest                                                      363,000                             726,000
  Other accrued liabilities                                           2,596,740                           2,384,774
  Deferred revenue                                                    1,363,997                             972,593
  Income taxes payable                                                1,256,400                                   -
                                                                   ------------                        ------------
                                                                     10,051,238                          10,575,079
                                                                   ------------                        ------------

LONG-TERM DEBT                                                       20,000,000                          20,000,000
                                                                   ------------                        ------------

LONG-TERM LIABILITIES
  Deferred income taxes                                              14,155,061                          13,866,047
  Retirement benefits other than
    pensions                                                          7,298,224                           7,149,957
  Other                                                               1,508,876                           1,543,863
                                                                   ------------                        ------------
                                                                     22,962,161                          22,559,867
                                                                   ------------                        ------------

MINORITY INTERESTS                                                      827,355                             874,664
                                                                   ------------                        ------------

SHAREHOLDERS' EQUITY
  Preferred stock, no par                                                     -                                   -
  Common stock, no par                                               43,355,912                          43,531,164
  Retained earnings                                                  36,734,757                          35,700,859
  Unrealized gain on securities
    available for sale, net                                          10,245,291                          10,009,680
                                                                   ------------                        ------------

                                                                     90,335,960                          89,241,703
                                                                   ------------                        ------------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                       $144,176,714                        $143,251,313
                                                                   ============                        ============




























See accompanying notes to condensed consolidated financial statements.

                           CFW COMMUNICATIONS COMPANY

                   Condensed Consolidated Statements of Income

                                   (Unaudited)




                                                                                 Three Months Ended
                                                                   ------------------------------------------------
                                                                    March 31,                            March 31,
                                                                      1996                                 1995
Operating revenues
  Local service                                                    $ 2,177,287                          $ 1,836,648
  Access and toll service                                            3,835,321                            3,321,338
  Wireless communications and other                                  6,280,158                            3,677,121
                                                                  -------------                        ------------
                                                                    12,292,766                            8,835,107
                                                                  -------------                        ------------

Operating expenses
  Maintenance and support                                            2,347,406                            1,703,777
  Depreciation                                                       1,571,659                            1,358,208
  Amortization                                                         241,868                              129,841
  Customer operations                                                2,747,282                            1,817,731
  Corporate operations                                               1,208,921                            1,195,645
  Taxes other than income                                              222,250                              183,170
                                                                  -------------                        ------------
                                                                     8,339,386                            6,388,372
                                                                  -------------                        ------------

Operating income                                                     3,953,380                            2,446,735

Other expenses, principally interest                                   336,550                              290,366
Interest and dividend income                                           143,975                              158,346
Gain on sale of investment                                                   -                              915,864
                                                                  -------------                        ------------

Income before income taxes and
  minority interests                                                 3,760,805                            3,230,579

Income taxes                                                         1,409,609                            1,152,542
                                                                  -------------                        ------------

Income before minority interests                                     2,351,196                            2,078,037

Minority interests                                                (     45,077)                        (     98,701)
                                                                  -------------                        -------------

Net income                                                         $ 2,306,119                          $ 1,979,336
                                                                  =============                        ============

Net income per share:
  Income before minority interests                                 $     0.180                          $     0.163
  Minority interests                                              (      0.003)                        (      0.008)
                                                                  -------------                        -------------

  Net income per share                                             $     0.177                          $     0.155
                                                                  =============                        ============

Weighted average shares outstanding                                 13,037,097                           12,738,267
                                                                  =============                        ============

Cash dividends per share                                           $     0.098                          $   0.09475
                                                                  =============                        ============















See accompanying notes to condensed consolidated financial statements.

                           CFW COMMUNICATIONS COMPANY

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                                                    Three Months Ended
                                                                   ------------------------------------------------
                                                                     March 31,                            March 31,
                                                                       1996                                 1995
                                                                  -------------                        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 2,306,119                          $ 1,979,336
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization                                  1,813,527                            1,488,049
      Deferred taxes and
        tax credit amortization                                        171,597                         (     37,101)
      Retirement benefits other than
        pensions                                                       148,267                              151,232
      Other                                                            316,154                         (    231,708)
      Share of equity investees income                            (    209,452)                                   -
      Minority interests                                          (     47,309)                              42,471
      Gain on sale of investment                                             -                         (    915,864)
  Changes in assets and liabilities
    from operations:
    Decrease (increase) in accounts
      receivable                                                       519,646                         (    294,842)
    Decrease in materials and supplies                                 360,412                               86,618
    (Increase) decrease in other current
      assets                                                      (     32,231)                           1,049,649
    (Decrease) in accounts payable                                (  1,550,436)                        (  2,055,598)
    (Decrease) in other accrued
      liabilities                                                 (    668,172)                        (    167,014)
    Increase in other current liabilities                            1,303,363                              854,383
                                                                  -------------                        ------------

  Net cash provided by operating activities                          4,431,485                            1,949,611
                                                                  -------------                        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                             (  2,726,877)                        (  2,013,957)
  Cash flows from securities and investments                            21,220                            1,696,066
                                                                  -------------                        ------------

  Net cash used in investing activities                           (  2,705,657)                        (    317,891)
                                                                  -------------                        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock redeemed                                                  (    175,313)                        (    978,000)
  Cash dividends                                                  (  1,272,221)                        (  1,208,481)
  Other, net                                                                60                              216,379
                                                                  -------------                        ------------

  Net cash used in
    financing activities                                          (  1,447,474)                        (  1,970,102)
                                                                  -------------                        -------------

Increase (decrease) in cash and
    cash equivalents                                                   278,354                         (    338,382)

Cash and cash equivalents:
  Beginning                                                          5,264,986                            8,558,886
                                                                  -------------                        ------------

  Ending                                                           $ 5,543,340                          $ 8,220,504
                                                                  =============                        ============








See accompanying notes to condensed consolidated financial statements.

                           CFW COMMUNICATIONS COMPANY

              Notes To Condensed Consolidated Financial Statements



(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1995, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

(2) The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

(3) The Company has currently outstanding 321,902 options to acquire shares of common stock, of which 157,569 are currently exercisable.

        The earnings per common share were computed on the weighted average number of shares outstanding. The common stock equivalents resulting from the options mentioned in the preceding paragraph have been included in the computation as outstanding shares.

(4) Decrease in common shares is due to shares purchased by the Company under a plan approved by the Board of Directors authorizing up to 230,000 shares to be purchased. The decrease is offset by issuances of common stock pursuant to the Company's stock option plan.

(5)     In April, 1996 the Company announced that the Virginia PCS Alliance,  L.
        C. (Alliance), a consortium of ten independent telephone companies, had signed an agreement to acquire from PCS PrimeCo, L. P. a portion of its 30 MHz personal communication services (PCS) radio spectrum license covering the central and western portions of Virginia. The acquisition price for the partitioned license is approximately $16 million. In May, 1996 the FCC announced the conclusion of the Block "C" auction of the 30 MHz PCS radio spectrum licenses. The Alliance was the high bidder on the Charlottesville and Winchester Basic Trading Areas (BTAs) for a net purchase price of approximately $12 million. Both purchases are subject to approval by the Federal Communications Commission.

        The Company anticipates that before year end, the Company will make an investment of approximately $5 million in the Alliance in exchange for common and convertible preferred stock interest in the Alliance. The Company will account for its investment in the Alliance under the equity method of accounting. Pursuant to a service agreement with the Alliance, the Company will build and operate the PCS system with service expected to be provided in initial areas in the second half of 1997.

                           CFW COMMUNICATIONS COMPANY

Item 2.                 Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations


Three Months Ended March 31, 1996 and 1995

OVERVIEW

        The Company provides wireline services, such as local telephone exchange, long distance and cable television services; wireless services, such as cellular telephone, cable television and paging services; and directory assistance services. The Company also provides other telecommunications related services, such as directory advertising, security alarm monitoring and billing and collection services.

        The Company derives the majority of its revenues from charges to customers for use of the Company's wireline and wireless network, including: telephone revenues derived from local service and toll access charges; network service revenues from charges to long distance and other carriers for use of the Company's fiber optic network; cellular monthly service charges, including roaming and long distance charges and equipment sales; cable television revenues from installation charges and monthly subscription fees, including basic service charges and charges for premium channels; directory assistance revenues from providing long distance directory listings for a four state region; and various other revenues from services such as directory advertising sales, paging and enhanced services such as call waiting and caller identification. The Company's expenses come primarily from the maintenance and support of its local exchange and interexchange network and its cellular and cable television facilities, its directory assistance support, and general and administrative expenses.

        Historically, the Company has derived most of its revenues from its base local exchange telephone business. However, as a result of the Company's increasing focus on wireless telecommunications and other competitive communications related businesses, a larger percentage of the Company's revenues and operating cash flow is being generated by businesses other than local exchange. (Operating cash flow is defined as operating income before depreciation and amortization.) Accordingly, management believes operating cash flow is a meaningful indicator of the Company's performance. Operating cash flow is commonly used in the wireless telecommunications industry and by financial analysts and others who follow the industry to measure operating performance.

        Operating cash flow for first quarter 1996 was $5.8 million, a 46.6% increase over first quarter 1995 operating cash flow of $3.9 million. These results reflect growth in access lines and access and toll minutes coupled with the non-recurrence of heavy start-up costs incurred in 1995 related to launching directory assistance.

OPERATING REVENUES

        Total operating revenues increased $3.5 million or 39.1% for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. Revenues from the Company's telephone operations, which include local and access and toll service revenues, increased $854,600 or 16.6% for the same time period. Revenues from the Company's wireless communications and other operations, which include cellular, directory advertising, billing and collection, wireless cable, fiber optic leases, directory assistance, sales and lease of equipment and other miscellaneous revenues, increased $2.6 million or 70.8% for the three months ended March 31, 1996.

        TELEPHONE REVENUES

        Local service revenues increased $340,600 or 18.6% for the three months ended March 31, 1996. The introduction of an extended area calling plan for Waynesboro customers, which enables local calling or reduced per-call charges to an extended area, accounted for $238,600 or 13.0% of the increase in local service revenues in the first quarter of 1996. Revenues from toll minutes for calling to the extended area were classified as access and toll revenues in 1995. Other factors contributing to the increase were increased access lines ($37,800), service connection charges ($25,600), and demand for custom calling features ($33,100), such as call waiting, call forwarding and caller identification. The Company has not had a general telephone rate increase since November 1, 1981.

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

        Access and toll service revenues increased $514,000 or 15.5% for the three months ended March 31, 1996. This revenue increase was due in part to a 12.9% increase in access minutes of use for the three month period. Additional access revenues were also realized due to the Company's exit from the National Exchange Carrier Associations (NECA's) average schedule interstate access revenue pool in favor of billing its own interstate access rates to interexchange carriers and retaining the revenues.

        WIRELESS COMMUNICATIONS AND OTHER REVENUES

        Directory assistance service, which became operational late in the first quarter of 1995, generated an additional $1,534,800 in revenues for the first three months of 1996 as compared to the same period for 1995. Cellular revenues, including access, airtime and roaming charges, increased by $184,600 or 12.0% for the three month period due to a 43% growth in the cellular customer base over the same three months last year. Wireless cable customer growth of 20% is responsible for $114,400 or 25.8% of the three month revenue increase in wireless communications and other operations for the period ended March 31, 1996. The cable customer growth reflects continued penetration in the Charlottesville and Shenandoah Valley markets and commencement of wireless cable services in the Richmond market in December, 1995. Revenues from wireline cable, which was acquired during second quarter 1995, contributed $379,300 for the first quarter 1996. Revenues from leased fiber optic capacity increased $167,700 or 25.6% primarily due to a 17% increase in DS-3's leased.

OPERATING EXPENSES

        Operating expenses increased $2.0 million or 30.5% for the three month period ended March 31, 1996. Approximately $524,100 of this increase was due to the operating expenses, excluding depreciation and amortization, of the Company's directory assistance service which began operations during first quarter 1995 and became fully operational in June, 1995. Depreciation and amortization expense increased $325,500 as a result of capital additions. Commissions paid to agents for the sale of cellular phones increased $109,450 or 170% due to a 176% increase in phones sold for first quarter 1996 compared to first quarter 1995. Wireline cable operating expenses totaled $267,100 for the three months ended March 31, 1996.

        As a percentage of total operating revenues, total operating expenses decreased from 72.3% to 67.8% for the three months ended March 31, 1996. During the first quarter 1995, increased staffing and training expenses were incurred in preparation for the phase-in of the directory assistance operation.

        MAINTENANCE AND SUPPORT EXPENSE

        Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, increased $643,600 or 37.8% for the three months ended March 31, 1996. This increase is primarily attributable to Company growth and property and equipment expansion.

        DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expense increased $325,500 or 21.9% for the three month period ended March 31, 1996. This increase was due to commencement of wireless cable services in Richmond in December, 1995 and the June, 1995 acquisition of a wireline cable operation. Continued expansion of property and equipment has also contributed to this increase.

        CUSTOMER OPERATIONS EXPENSE

        Customer operations expense, which includes marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services, directory assistance services and local directory services increased $929,600 or 51.1% for the three month period, reflecting an increase in staffing and additional sales commissions, primarily related to sales of cellular phones. In addition, the new directory assistance service, which became fully operational in June, 1995, added $466,200 during the first quarter 1996 as compared to 1995.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

        CORPORATE OPERATIONS EXPENSE

        Corporate operations expense, such as executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses increased $13,300 or 1.1% for the three month period.

        TAXES, OTHER THAN INCOME

        Taxes, other than income, which include property and special assessment taxes, increased $39,100 or 21.3% for the three month period ended March 31, 1996, as a result of taxes on additional property and equipment.

OTHER EXPENSES, PRINCIPALLY INTEREST

        Other expenses, principally interest, increased $46,200 or 15.9% for the three month period. The three month increase is attributable to interest capitalized during the construction of the directory assistance centers in the first quarter of 1995.

INTEREST AND DIVIDEND INCOME

        Interest and dividend income decreased $14,400 or 9.1% for the three months ended March 31, 1996. This decrease is a result of cash expenditures for capital expansion.

GAIN ON SALE OF INVESTMENT

        In the first quarter of 1995 the Company sold its Virginia MetroTel, Inc. investment in exchange for $65,600 and stock of the acquiring company which is publicly traded on a national exchange. A gain of $787,600 resulted from the sale. Stock of the acquiring company was sold for an additional gain of $128,300.

INCOME TAXES

        Income taxes increased $257,100 for the first quarter of 1996 as compared to the same period in 1995. This increase is due to an increase in taxable income from operations. The effective rate for 1996 is 37.9% as compared to 36.8% for 1995. Additional non-deductible goodwill amortization related to business acquisitions is the primary reason for the increased effective tax rate.

MINORITY INTERESTS

        Minority interests decreased $53,600 or 54.3% for the three month period, reflecting higher commission and related expenses associated with a greater number of phones sold for cellular operations.

NET INCOME

        Net income increased $326,800 or 16.5% for the three months ended March 31, 1996. Results for 1995 included a gain of $568,300 ($915,600 pre-tax) from the first quarter sale of an investment. Excluding this gain, net income from operations increased $895,100 or 63.4%, reflecting strong growth in access and toll minutes coupled with the nonrecurrence of heavy start-up costs incurred in 1995 related to launching directory assistance and expansion of wireless cable.

LIQUIDITY AND CAPITAL RESOURCES

        In the three months ended March 31, 1996, net cash provided by operating activities was $4.4 million. Principal changes in operating assets and liabilities included a $847,800 decrease in current assets and a $915,200 decrease in current liabilities. The decrease in current assets resulted from a decrease in accounts receivable due primarily to collections on December billings and a decrease in material and supplies. Operating liabilities decreased due to a decrease in accounts payable, primarily related to payments on capital projects. The Company's investing activities included $2.7 million for the purchase of property and equipment, including $425,000 for fiber expansion related to competitive access services, $416,000 for improvements to the wireline cable service,

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

$390,000 for expenditures related to equipment for additional wireless cable subscribers, and $256,000 for additional AT&T 5ESS switching capabilities. Net cash used in financing activities aggregated $1.4 million, including $1.3 million used to pay dividends on outstanding capital stock, and $175,300 used to retire common shares.

        For the first three months of 1996, working capital decreased $68,900. Capital expenditures for the remainder of the year are anticipated to be approximately $15 million for market expansion of the wireless cable and fiber optics systems and improvements to the wireline cable system. Before year end the Company will also invest approximately $5 million in Virginia PCS Alliance,
L. C. (Alliance), a consortium of ten independent telephone companies, in exchange for common and convertible preferred equity interests in the Alliance. Funds required for this investment, dividends, capital expenditures, partnership contributions and annual interest payments on long term debt are expected to be provided from available cash, cash generated from operations and borrowings available under the Company's lines of credit.

                           CFW COMMUNICATIONS COMPANY

                          PART II. - OTHER INFORMATION


Item 1.      Legal Proceedings

             Not applicable

Item 2.      Changes In Securities

             Not applicable

Item 3.      Defaults Upon Senior Securities

             Not applicable

Item 4.      Submission Of Matters To A Vote Of Security Holders

             At the regular Annual Meeting of the Shareholders held April 16, 1996, directors C. W. McNeely, III, J. B. Mitchell, Sr., J. N.
             Neff, J. S. Quarforth and C. A. Rosberg, being the same as the nominees in the proxy solicitation, were elected.

             The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:


===================================================================================================================================
              NOMINEE                               FOR                            WITHHELD                          %
- -----------------------------------------------------------------------------------------------------------------------------------
C. W. McNeely, III                               9,722,076                          124,267                        74.9
- -----------------------------------------------------------------------------------------------------------------------------------
J. B. Mitchell, Sr.                              9,720,495                          125,849                        74.9
- -----------------------------------------------------------------------------------------------------------------------------------
J. N. Neff                                       9,702,043                          144,300                        74.7
- -----------------------------------------------------------------------------------------------------------------------------------
J. S. Quarforth                                  9,717,896                          128,447                        74.9
- -----------------------------------------------------------------------------------------------------------------------------------
C. A. Rosberg                                    9,623,575                          222,769                        74.1
===================================================================================================================================


Item 5.      Other Information

             Not applicable

Item 6.      Exhibits And Reports On Form 8-K

             (a)  Exhibits

                  (27)  Financial Data Schedule

             (b)     Reports on Form 8-K - None

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CFW COMMUNICATIONS COMPANY



                                       s/J. S. Quarforth
                                       ----------------------------------
                                       J. S. Quarforth, President
May 10, 1996                           and Chief Executive Officer


                                       s/C. S. Smith
                                       ----------------------------------
                                       C. S. Smith, V P - Administration,
May 10, 1996                           Treasurer and Secretary


                                       s/M. B. Moneymaker
                                       ----------------------------------
                                       M. B. Moneymaker
May 10, 1996                           Vice President - Finance