Form 10-Q
period 1996-06-30
CFW COMMUNICATIONS CO
filed 1996-08-08
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    June 30, 1996          Commission File No.  0-16751
                      -------------------                           --------

                           CFW COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                          54-1443350
(State or other jurisdiction of                           (IRS employer
incorporation or organization)                          identification no.)


P. O. Box 1990, Waynesboro, Virginia                            22980
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code   540-946-3500


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

                                             Yes    x       No
                                                  -----         ------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class COMMON STOCK, NO PAR VALUE  Outstanding 6/30/96          12,976,853
      --------------------------                       ------------------







                           CFW COMMUNICATIONS COMPANY


                                    I N D E X



                                                                          Page
                                                                         Number
                                                                         ------
PART  I.         FINANCIAL INFORMATION

                 Condensed Consolidated Balance Sheets,
                 June 30, 1996 and December 31, 1995                      3- 4


                 Condensed Consolidated Statements of
                 Income, Three and Six Months Ended
                 June 30, 1996 and 1995                                      5


                 Condensed Consolidated Statements of
                 Cash Flows, Six Months Ended
                 June 30, 1996 and 1995                                      6


                 Notes to Condensed Consolidated
                 Financial Statements                                        7


                 Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                               8-11


PART II.         OTHER INFORMATION                                          12


SIGNATURES                                                                  13









                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                  June 30, 1996                        December 31,
                                                                   (unaudited)                             1995
                                                                  -------------                        ------------
CURRENT ASSETS
  Cash and cash equivalents                                       $  4,802,719                         $  5,264,986
  Accounts receivable, including
    interest receivable                                              8,580,215                            8,677,086
  Note receivable                                                      133,262                              140,231
  Materials and supplies                                             1,990,427                            1,980,837
  Prepaid expenses                                                     326,745                              207,319
  Income taxes receivable                                                    -                                3,356
                                                                  ------------                         ------------
                                                                    15,833,368                           16,273,815
                                                                  ------------                         ------------

SECURITIES AND INVESTMENTS                                          27,190,683                           29,471,626
                                                                  ------------                         ------------

PROPERTY AND EQUIPMENT
  In service                                                       113,918,059                          107,420,864
  Under construction                                                 4,815,095                            4,385,440
                                                                  ------------                         ------------

                                                                   118,733,154                          111,806,304
  Less:  accumulated depreciation                                   33,979,377                           30,713,237
                                                                  ------------                         ------------

                                                                    84,753,777                           81,093,067
                                                                  ------------                         ------------

OTHER ASSETS
  Cost in excess of net assets
    of business acquired, less
    accumulated amortization                                        12,881,218                           13,268,224
  Deferred charges                                                   3,220,571                            3,144,581
                                                                  ------------                         ------------
                                                                    16,101,789                           16,412,805
                                                                  ------------                         ------------

      TOTAL ASSETS                                                $143,879,617                         $143,251,313
                                                                  ============                         ============


                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  June 30, 1996                        December 31,
                                                                   (unaudited)                             1995
                                                                  ------------                         ------------
CURRENT LIABILITIES
  Accounts payable                                                $  1,976,826                         $  3,674,310
  Customers' deposits                                                  469,277                              477,393
  Advance billings                                                   1,692,216                            1,506,777
  Accrued payroll                                                      601,964                              833,232
  Accrued interest                                                     726,000                              726,000
  Other accrued liabilities                                          3,629,191                            2,384,774
  Deferred revenue                                                   1,522,274                              972,593
  Income taxes payable                                                 190,264                                    -
                                                                  ------------                         ------------
                                                                    10,808,012                           10,575,079
                                                                  ------------                         ------------

LONG-TERM DEBT                                                      20,000,000                           20,000,000
                                                                  ------------                         ------------

LONG-TERM LIABILITIES
  Deferred income taxes                                             13,447,528                           13,866,047
  Retirement benefits other than
    pensions                                                         7,443,442                            7,149,957
  Other                                                              1,164,852                            1,543,863
                                                                  ------------                         ------------
                                                                    22,055,822                           22,559,867
                                                                  ------------                         ------------

MINORITY INTERESTS                                                     913,172                              874,664
                                                                  ------------                         ------------

SHAREHOLDERS' EQUITY
  Preferred stock, no par                                                    -                                    -
  Common stock, no par                                              43,355,988                           43,531,164
  Retained earnings                                                 37,795,533                           35,700,859
  Unrealized gain on securities
    available for sale, net                                          8,951,090                           10,009,680
                                                                  ------------                         ------------

                                                                    90,102,611                           89,241,703
                                                                  ------------                         ------------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                      $143,879,617                         $143,251,313
                                                                  ============                         ============




See accompanying notes to condensed consolidated financial statements.

                           CFW COMMUNICATIONS COMPANY

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                                        Three Months Ended                             Six Months Ended
                                                 ----------------------------------           ----------------------------------

                                                    June 30,             June 30,               June 30,             June 30,
                                                      1996                 1995                   1996                 1995
                                                 -------------         -------------         -------------          ------------
Operating revenues
  Local service                                   $ 2,319,948           $ 1,863,078           $ 4,497,235            $ 3,699,726
  Access and toll service                           3,539,117             3,546,759             7,374,438              6,868,097
  Wireless communications and
    other                                           6,601,619             5,089,508            12,881,777              8,766,629
                                                 -------------         -------------         -------------          ------------
                                                   12,460,684            10,499,345            24,753,450             19,334,452
                                                 -------------         -------------         -------------          ------------

Operating expenses
  Maintenance and support                           2,242,499             2,118,628             4,589,905              3,822,405
  Depreciation                                      1,655,363             1,465,690             3,227,022              2,823,898
  Amortization                                        242,564               107,770               484,432                237,611
  Customer operations                               2,761,002             2,361,479             5,508,284              4,179,210
  Corporate operations                              1,179,917             1,222,510             2,388,838              2,418,155
  Taxes other than income                             189,767               179,877               412,017                363,047
                                                 -------------         -------------         -------------          ------------
                                                    8,271,112             7,455,954            16,610,498             13,844,326
                                                 -------------         -------------         -------------          ------------

Operating income                                    4,189,572             3,043,391             8,142,952              5,490,126

Other expenses,
  principally interest                                411,325               388,941               747,875                679,307
Interest and
  dividend income                                     158,913               178,274               302,888                336,620
Gain on sale of investment                                  -                10,838                     -                926,702
                                                 -------------         -------------         -------------          ------------

Income before income taxes
  and minority interests                            3,937,160             2,843,562             7,697,965              6,074,141

Income taxes                                        1,465,960             1,007,898             2,875,569              2,160,440
                                                 -------------         -------------         -------------           ------------

Income before minority interests                    2,471,200             1,835,664             4,822,396              3,913,701

Minority interests                               (    139,186)         (    130,043)         (    184,263)          (    228,744)
                                                 -------------         -------------         -------------          -------------

Net income                                        $ 2,332,014           $ 1,705,621           $ 4,638,133            $ 3,684,957
                                                 =============         =============         =============          ============



Net income per share:
  Income before minority
    interests                                     $     0.189           $     0.144           $     0.369            $     0.307
  Minority interests                             (      0.010)         (      0.010)         (      0.014)          (      0.018)
                                                 -------------         -------------         -------------          -------------

  Net income per share                            $     0.179           $     0.134           $     0.355            $     0.289
                                                 =============         =============         =============          ============

Weighted average shares
  outstanding                                      13,043,727            12,765,171            13,047,652             12,751,649
                                                 =============         =============         =============          ============

Cash dividends per share                          $     0.098           $   0.09475           $     0.196            $   0.18950
                                                 =============         =============         =============          ============








See accompanying notes to condensed consolidated financial statements.

                           CFW COMMUNICATIONS COMPANY

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                                  Six Months Ended
                                                                  -------------------------------------------------
                                                                     June 30,                            June 30,
                                                                       1996                                1995
                                                                  -------------                        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 4,638,133                          $ 3,684,957
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization                                  3,711,454                            3,061,509
      Deferred taxes and tax credit
        amortization                                                   288,031                         (     64,648)
      Retirement benefits other than
        pensions                                                       293,485                              312,243
      Other                                                            121,602                         (    150,778)
      Distributions received from
        investments                                                    155,141                                    -
      Share of equity investees income                            (    351,383)                                   -
      Minority interests                                                38,508                               57,267
      Gain on sale of investment                                             -                         (    926,702)
  Changes in assets and liabilities
    from operations:
    (Increase) decrease in accounts
      receivable                                                        73,609                         (  2,184,358)
    Increase in materials
       and supplies                                               (      9,590)                        (     92,104)
    (Increase) decrease in other
       current assets                                             (    109,101)                             966,777
    Decrease in accounts payable                                  (  1,697,484)                        (  2,303,844)
    Increase in other accrued
      liabilities                                                    1,013,149                            1,025,344
    Increase in other current liabilities                              367,587                              780,058
                                                                  -------------                        ------------

  Net cash provided by operating activities                          8,533,141                            4,165,721
                                                                  -------------                        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                             (  7,012,081)                        (  4,284,322)
  Cash flows from securities and
    investments                                                        735,308                            2,148,275
                                                                  -------------                        ------------

  Net cash used in investing activities                           (  6,276,773)                        (  2,136,047)
                                                                  -------------                        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock redeemed                                                  (    175,313)                        (  2,509,625)
  Cash dividends                                                  (  2,543,459)                        (  2,397,826)
  Other, net                                                               137                              205,324
                                                                  -------------                        ------------
  Net cash used in financing
    activities                                                    (  2,718,635)                        (  4,702,127)
                                                                  -------------                        -------------

Decrease in cash and cash equivalents:                            (    462,267)                        (  2,672,453)

Cash and cash equivalents:
  Beginning                                                          5,264,986                            8,558,886
                                                                  -------------                        ------------

  Ending                                                           $ 4,802,719                          $ 5,886,433
                                                                  =============                        ============





See accompanying notes to condensed consolidated financial statements.

                           CFW COMMUNICATIONS COMPANY

              Notes To Condensed Consolidated Financial Statements



(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1995, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995.

(2) The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

(3) The Company has currently outstanding 321,896 options to acquire shares of common stock, of which 177,172 are currently exercisable.

        The earnings per common share were computed on the weighted average number of shares outstanding. The common stock equivalents resulting from the options mentioned in the preceding paragraph have been included in the computation as outstanding shares.

(4) Decrease in common shares is due to shares purchased by the Company under a plan approved by the Board of Directors authorizing up to 230,000 shares to be purchased. The decrease is partially offset by issuances of common stock pursuant to the Company's stock option plan.

(5) In April, 1996 the Company announced that the Virginia PCS Alliance, L.C. (Alliance), a consortium of ten independent telephone companies, had signed an agreement to acquire from PCS PrimeCo, L.P. a portion of its 30 MHz personal communication services (PCS) radio spectrum license covering the central and western portions of Virginia. In July, 1996 the Federal Communications Commission (FCC) approved the transfer of the partitioned license to the Alliance. The Alliance anticipates closing on the acquisition of the partitioned license during the third quarter. The acquisition price for the partitioned license is approximately $16 million.

        In May, 1996 the FCC announced the conclusion of the Block "C" auction of the 30 MHz PCS radio spectrum licenses. The Alliance was the high bidder for 30 MHz PCS radio spectrum license for the Charlottesville and Winchester Basic Trading Areas (BTAs) for a net purchase price of approximately $12 million. In August, 1996 the FCC approved the transfer of these licenses to the Alliance.

        The Company anticipates that before year end, the Company will make an investment of approximately $5 million in the Alliance in exchange for common and convertible preferred stock interests. The Company will account for its investment in the Alliance under the equity method of accounting. The Company has guaranteed a short term loan on behalf of the Alliance and also anticipates providing additional support to the Alliance in the form of guarantees of a portion of the Alliance's debt or commitments to contribute additional capital pursuant to capital calls to the Alliance partners.




                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations

Three and Six Months Ended June 30, 1996 and 1995

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

        Historically, the Company has derived most of its revenues from its base local exchange telephone business. However, as a result of the Company's increasing focus on wireless telecommunications and other competitive communications related businesses, more than 50% of the Company's revenues and a larger percentage of operating cash flow is being generated by businesses other than local exchange. (Operating cash flow is defined as operating income before depreciation and amortization.) Accordingly, management believes operating cash flow is a meaningful indicator of the Company's performance. Operating cash flow is commonly used in the wireless telecommunications industry and by financial analysts and others who follow the industry to measure operating performance.

        Operating cash flow for second quarter 1996 was $6.1 million, a 31.9% increase over second quarter 1995 operating cash flow of $4.6 million. Operating cash flow for the six months ended June 30, 1996 was $11.9 million, a 38.6% increase over the $8.6 million for the prior year's comparable period. These results reflect continued growth in access and toll minutes and cellular and wireless cable customer growth of 43% and 20%, respectively, over the same period last year, coupled with the nonrecurrence of heavy start-up costs incurred in 1995 related to launching directory assistance and expansion of wireless cable.

OPERATING REVENUES

        Total operating revenues increased $2.0 million or 18.7% for the three months ended June 30, 1996 and $5.4 million or 28% for the six months then ended as compared to the same periods in 1995. Revenues from the Company's telephone operations, which include local and access and toll service revenues, increased $449,200 or 8.3% for the three months ended June 30, 1996 and $1.3 million or 12.3% for the six month period then ended as compared to the same time periods for 1995. Revenues from the Company's wireless communications and other operations, which include cellular, directory advertising, billing and collection, wireless cable, fiber optic leases, directory assistance, sales and lease of equipment and other miscellaneous revenues, increased $1.5 million or 29.7% for the three months and $4.1 or 46.9% for the six months ended June 30, 1996.

        TELEPHONE REVENUES

        Local service revenues increased $456,900 or 24.5% and $797,500 or 21.6% for the three and six months ended June 30, 1996. The January, 1996 implementation of an extended area calling plan for Waynesboro customers, which enables local calling or reduced percall charges to an extended area, accounted for $330,300 of the three month increase and $569,000 of the six month increase in local service revenues. Revenues from toll minutes for calling to the extended area were classified as access and toll revenues in 1995.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

Other factors contributing to the increase were increased access lines, service connection charges, and demand for custom calling features, such as call waiting, call forwarding and caller identification. The Company has not had a general telephone rate increase since November 1, 1981.

        Access and toll service revenues remained constant for the three months ended June 30, 1996 and increased $506,300 or 7.4% for the six month period as compared to 1995. Changes in three and six month revenues were due in part to increases in minutes of use, offset, as noted above, by classification of revenues from the extended area calling plan as local services revenues in 1996. Additional access revenues were also realized due to the Company's exit in July, 1995 from the National Exchange Carrier Association's (NECA's) average schedule interstate access revenue pool in favor of billing its own interstate access rates to interexchange carriers and retaining the revenues.

        WIRELESS COMMUNICATIONS AND OTHER REVENUES

        Directory assistance service, which became operational late in the first quarter of 1995, generated an additional $522,700 or 46% in revenues for the second quarter of 1996 as compared to the same period for 1995 and an increase of $2.1 million or 167.7% for the six months ended June 30, 1996. Cellular revenues, including access, airtime and roaming charges, increased by $324,800 or 21.5% and $501,300 or 17.2% for the three and six month periods ended June 30, 1996. These increases are primarily due to a 43% growth in the RSA6 cellular customer base over the first six months of 1995. Wireless cable customer growth of 20% is responsible for $71,300 of the three month revenue increase and $185,700 of the six month increase in wireless communications and other operations for the periods ended June 30, 1996. The cable customer growth reflects continued penetration in the Charlottesville and Shenandoah Valley markets and commencement of wireless cable services in the Richmond market in December, 1995. Revenues from wireline cable, which was acquired during June, 1995, contributed an additional $302,800 for the second quarter 1996 and $682,100 for the six months ended June 30, 1996. Revenues from leased fiber optic capacity increased $155,000 or 22.6% and $322,700 or 24.1% for the three and six months ended June 30, 1996 primarily due to a 28% increase in DS-3's leased.

OPERATING EXPENSES

        Operating expenses increased $815,200 or 10.9% for the three month period ended June 30, 1996 and $2.8 million or 20% for the six months then ended as compared to the same time periods in 1995. Depreciation and amortization expense increased $324,500 and $649,900 for the three and six months ended June 30, 1996 as a result of capital additions and the June, 1995 wireline cable acquisition. Cellular operating expenses increased $263,000 or 48% and $619,000 or 55% for the three and six months ended June 30, 1996, primarily due to a 43% year over year customer growth. Commissions paid for the sale of cellular phones and services increased $109,200 or 86.6% due to a 59% increase in phones sold for second quarter 1996 compared to second quarter 1995. During the six month period ended June 30, 1996, commissions paid for the sale of cellular phones increased $166,000 or 106% due to a 90% increase in phones sold compared to 1995. Wireline cable operating expenses, excluding depreciation and amortization, increased $159,100 for the three months ended June 30, 1996 and $331,600 for the six months then ended as compared to the same periods for 1995, reflecting the Company ownership since June, 1995.

        As a percentage of total operating revenues, total operating expenses decreased from 71.0% to 66.4% for the three months and 71.6% to 67.1% for the six months ended June 30, 1996. Continued operating efficiencies in directory assistance operations, since its start-up in early 1995, have contributed to reduced staffing levels and improved operating margins.

        MAINTENANCE AND SUPPORT EXPENSE

        Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, increased $123,900 or 5.8% for the three months ended June 30, 1996 and $767,500 or 20.1% for the six months then ended. These increases are primarily attributable to Company growth and property and equipment expansion offset by a reduction in leased facility access charges.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

        DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expense increased $324,500 or 20.6% and $649,900 or 21.2% for the three and six month periods ended June 30, 1996. This increase was due to commencement of wireless cable services in Richmond in December, 1995 and the June, 1995 acquisition of a wireline cable operation. Property and equipment additions to meet continuing customer growth have also contributed to this increase.

        CUSTOMER OPERATIONS EXPENSE

        Customer operations expense, which includes marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services, directory assistance services and local directory services increased $399,500 or 16.9% and $1.3 million or 31.8% for the three and six month periods, reflecting an increase in staffing for cellular and cable and additional sales commissions, primarily related to sales of cellular phones and service. In addition, the new directory assistance service, which became fully operational in June, 1995, added $439,700 during the six months ended June 30, 1996 as compared to 1995.

        CORPORATE OPERATIONS EXPENSE

        Corporate operations expense, such as executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses decreased $42,600 or 3.5% for the three month period and $29,300 or 1.2% for the six months ended June 30, 1996.

        TAXES, OTHER THAN INCOME

        Taxes, other than income, which include property and special assessment taxes, increased $9,900 or 5.5% for the three month period ended June 30, 1996, and $49,000 or 13.5% for the six month period as a result of taxes on additional property and equipment.

OTHER EXPENSES, PRINCIPALLY INTEREST

        Other expenses, principally interest, increased $22,400 or 5.8% and $68,600 or 10.1% for the three and six months ended June 30, 1996. These increases are primarily attributable to loss on sale of a security and investment offset by an increase in capitalized interest due to additional construction activity during 1996.

INTEREST AND DIVIDEND INCOME

        Interest and dividend income decreased $19,400 or 10.9% for the three months ended June 30, 1996 and $33,700 or 10% for the six month period. These decreases are a result of cash expenditures for capital expansion.

GAIN ON SALE OF INVESTMENT

        In the first quarter of 1995 the Company sold its Virginia MetroTel, Inc. investment in exchange for $65,600 and stock of the acquiring company which is publicly traded on a national exchange. A gain of $787,600 resulted from the sale. Stock of the acquiring company was sold for an additional gain of $128,300.

INCOME TAXES

        Income taxes increased $458,100 for the second quarter of 1996 as compared to the same period in 1995. Income taxes for the six month period ended June 30, 1996 increased $715,100 or 33.1%. These increases are due to an increase in taxable income from operations. The effective rate for 1996 is 38.3% as compared to 37% for 1995. Additional non-deductible goodwill amortization related to business acquisitions is the primary reason for the increased effective tax rate.




                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

MINORITY INTERESTS

        Minority interests increased $9,100 or 7% for the three month period, reflecting continued growth of cellular customers. Minority interests for the six month period decreased $44,500 or 19.4% reflecting higher commission and related expenses associated with a greater number of phones sold for cellular operations.

NET INCOME

        Net income increased $626,400 or 36.7% for the three months ended June 30, 1996 and $953,200 or 25.9% for the six months then ended. Results for 1995 included a gain of $568,300 ($915,600 pre-tax) from the first quarter sale of an investment. Excluding this gain, net income for the six months from operations increased $1.5 million or 48.8%, reflecting strong growth in access and toll minutes coupled with the nonrecurrence of heavy start-up costs incurred in 1995 related to launching directory assistance and expansion of wireless cable.

LIQUIDITY AND CAPITAL RESOURCES

        In the six months ended June 30, 1996, net cash provided by operating activities was $8.5 million. Principal changes in operating assets and liabilities included a $45,100 increase in current assets and a $316,700 decrease in current liabilities. The decrease in current assets resulted from a decrease in accounts receivable due primarily to collections on December billings offset by an increase in material and supplies. Operating liabilities decreased due to a decrease in accounts payable, primarily related to payments on capital projects. The Company's investing activities included $7.0 million for the purchase of property and equipment, including $526,400 for fiber expansion related to competitive access services, $932,300 for improvements to the wireline cable service, $1.5 million for expenditures related to equipment for additional wireless cable subscribers, $434,100 for a computer systems upgrade to the AS400, and $256,000 for additional AT&T 5ESS switching capabilities. Net cash used in financing activities aggregated $2.7 million, including $2.5 million used to pay dividends on outstanding capital stock, and $175,300 used to retire common shares.

        For the first six months of 1996, working capital decreased $673,400. Capital expenditures for the remainder of the year are anticipated to be approximately $14 million for market expansion of the wireless cable and fiber optics systems and improvements to the wireline cable system. Before year end the Company will also invest approximately $5 million in Virginia PCS Alliance, L.C. (Alliance), a consortium of ten independent telephone companies, in exchange for common and convertible preferred equity interests. The Company has guaranteed a short term loan on behalf of the Alliance and also anticipates providing additional support to the Alliance in the form of guarantees of a portion of the Alliance's debt or commitments to contribute additional capital pursuant to capital calls to the partners. During the third quarter of 1996, the Company anticipates finalizing the terms and conditions of such support concurrent with the Alliance's finalizing its debt and equity instruments associated with its purchasing network equipment and licenses. Funds required for the investment in and support of the Alliance, dividends, capital expenditures, partnership contributions and annual interest payments on long term debt are expected to be provided from available cash, cash generated from operations and borrowings available under the Company's lines of credit.














                           CFW COMMUNICATIONS COMPANY

                          PART II. - OTHER INFORMATION


Item 1.      Legal Proceedings

             Not applicable

Item 2.      Changes In Securities

             Not applicable

Item 3.      Defaults Upon Senior Securities

             Not applicable

Item 4.      Submission Of Matters To A Vote Of Security Holders

             Not applicable

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

                               CFW COMMUNICATIONS COMPANY


                               s/ J. S. Quarforth
                               ----------------------------------
                               J. S. Quarforth, President
August 8, 1996                 and Chief Executive Officer



                               s/ C. S. Smith
                               ----------------------------------
                               C. S. Smith, V P - Administration,
August 8, 1996                 Treasurer and Secretary


                               s/ M. B. Moneymaker
                               ----------------------------------
                               M. B. Moneymaker
August 8, 1996                 Vice President - Finance














