Form 10-Q
period 1996-09-30
CFW COMMUNICATIONS CO
filed 1996-11-14
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended  September 30, 1996       Commission File No.  0-16751

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

                            Yes    x       No

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class COMMON STOCK, NO PAR VALUE             Outstanding 09/30/96  12,976,853

                           CFW COMMUNICATIONS COMPANY


                                    I N D E X



                                                                          Page
                                                                         Number

PART  I.         FINANCIAL INFORMATION

                 Condensed Consolidated Balance Sheets,
                 September 30, 1996 and December 31, 1995                 3- 4


                 Condensed Consolidated Statements of
                 Income, Three and Nine Months Ended
                 September 30, 1996 and 1995                                 5


                 Condensed Consolidated Statements of
                 Cash Flows, Nine Months Ended
                 September 30, 1996 and 1995                                 6


                 Notes to Condensed Consolidated
                 Financial Statements                                     7- 8


                 Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                               9-13


PART II.         OTHER INFORMATION                                          14


SIGNATURES                                                                  15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                          September 30, 1996       December 31,
                                              (unaudited)              1995
                                             ------------          ------------
CURRENT ASSETS
  Cash and cash equivalents                  $  3,613,777          $  5,264,986
  Accounts receivable, including
    interest receivable                         8,680,737             8,677,086
  Note receivable                                 129,703               140,231
  Materials and supplies                        2,024,049             1,980,837
  Prepaid expenses                              1,703,036               207,319
  Income taxes receivable                               -                 3,356
                                             ------------          ------------
                                               16,151,302            16,273,815
                                             ------------          ------------

SECURITIES AND INVESTMENTS                     27,994,178            29,471,626
                                             ------------          ------------

PROPERTY AND EQUIPMENT
  In service                                  117,689,733           107,420,864
  Under construction                            4,397,371             4,385,440
                                             ------------          ------------

                                              122,087,104           111,806,304
  Less:  accumulated depreciation              35,683,756            30,713,237
                                             ------------          ------------

                                               86,403,348            81,093,067
                                             ------------          ------------

OTHER ASSETS
  Cost in excess of net assets
    of business acquired, less
    accumulated amortization                   12,778,811            13,268,224
  Deferred charges                              3,776,130             3,144,581
                                             ------------          ------------
                                               16,554,941            16,412,805
                                             ------------          ------------

      TOTAL ASSETS                           $147,103,769          $143,251,313
                                             ============          ============

                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                          September 30, 1996       December 31,
                                              (unaudited)              1995
                                             ------------          ------------
CURRENT LIABILITIES
  Accounts payable                           $  2,269,118          $  3,674,310
  Customers' deposits                             472,878               477,393
  Advance billings                              1,825,714             1,506,777
  Accrued payroll                                 652,002               833,232
  Accrued interest                                363,000               726,000
  Note payable                                  1,500,000                     -
  Other accrued liabilities                     3,784,942             2,384,774
  Deferred revenue                              1,462,251               972,593
  Income taxes payable                            636,705                     -
                                             ------------          ------------
                                               12,966,610            10,575,079
                                             ------------          ------------

LONG-TERM DEBT                                 22,500,000            20,000,000
                                             ------------          ------------

LONG-TERM LIABILITIES
  Deferred income taxes                        12,447,716            13,866,047
  Retirement benefits other than
    pensions                                    7,584,569             7,149,957
  Other                                         1,324,414             1,543,863
                                             ------------          ------------
                                               21,356,699            22,559,867
                                             ------------          ------------

MINORITY INTERESTS                              1,098,959               874,664
                                             ------------          ------------

SHAREHOLDERS' EQUITY
  Preferred stock, no par                               -                     -
  Common stock, no par                         43,355,988            43,531,164
  Retained earnings                            38,815,723            35,700,859
  Unrealized gain on securities
    available for sale, net                     7,009,790            10,009,680
                                             ------------          ------------

                                               89,181,501            89,241,703
                                             ------------          ------------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                 $147,103,769          $143,251,313
                                             ============          ============



See accompanying notes to condensed consolidated financial statements.

                                                    CFW COMMUNICATIONS COMPANY

                                           Condensed Consolidated Statements of Income

                                                            (Unaudited)

                                                        Three Months Ended                            Nine Months Ended
                                                 -----------------------------------         -----------------------------------
                                                   Sept. 30,            Sept. 30,              Sept. 30,             Sept. 30,
                                                      1996                 1995                   1996                  1995
                                                 -------------         -------------         -------------          ------------
Operating revenues
  Local service                                   $ 2,367,737           $ 1,868,162           $ 6,864,972            $ 5,567,888
  Access and toll service                           3,461,486             3,887,959            10,835,924             10,756,056
  Wireless communications and
    other                                           6,819,249             6,175,204            19,701,026             14,941,834
                                                 -------------         -------------         -------------          ------------
                                                   12,648,472            11,931,325            37,401,922             31,265,778
                                                 -------------         -------------         -------------          ------------

Operating expenses
  Maintenance and support                           2,383,022             2,216,823             6,970,219              6,039,228
  Depreciation                                      1,760,557             1,553,115             4,990,287              4,377,014
  Amortization                                        247,150               122,272               731,582                359,883
  Customer operations                               2,722,200             2,563,691             8,230,484              6,742,900
  Corporate operations                              1,178,274             1,150,517             3,567,112              3,568,672
  Taxes other than income                             198,343               219,856               610,360                582,903
                                                 -------------         -------------         -------------          ------------
                                                    8,489,546             7,826,274            25,100,044             21,670,600
                                                 -------------         -------------         -------------          ------------

Operating income                                    4,158,926             4,105,051            12,301,878              9,595,178

Other expenses,
  principally interest                                336,133               423,985             1,084,008              1,103,290
Interest and dividend income                          106,496               131,434               409,384                468,053
Gain on sale of investment                                  -                     -                     -                926,702
                                                 -------------         -------------         -------------          ------------

Income before income taxes
  and minority interests                            3,929,289             3,812,500            11,627,254              9,886,643

Income taxes                                        1,451,581             1,398,765             4,327,150              3,559,207
                                                 -------------         -------------         -------------           ------------

Income before minority interests                    2,477,708             2,413,735             7,300,104              6,327,436

Minority interests                               (    185,786)         (    107,144)         (    370,049)          (    335,888)
                                                 -------------         -------------         -------------          -------------

Net income                                        $ 2,291,922           $ 2,306,591           $ 6,930,055            $ 5,991,548
                                                 =============         =============         =============          ============



Net income per common share:
  Income before minority
    interests                                     $     0.189           $     0.185           $     0.559            $     0.492
  Minority interests                             (      0.014)         (      0.008)         (      0.028)          (      0.026)
                                                 -------------         -------------         -------------          -------------

  Net income per common share                     $     0.175           $     0.177           $     0.531            $     0.466
                                                 =============         =============         =============          ============

Weighted average shares
  outstanding                                      13,071,149            13,046,951            13,052,528             12,851,719
                                                 =============         =============         =============          ============

Cash dividends per share                          $     0.098           $   0.09475           $     0.294            $   0.28425
                                                 =============         =============         =============          ============


See accompanying notes to condensed consolidated financial statements.


                                      CFW COMMUNICATIONS COMPANY

                           Condensed Consolidated Statements of Cash Flows

                                             (Unaudited)
                                                                             Nine Months Ended
                                                                  ----------------------------------
                                                                    Sept. 30,             Sept. 30,
                                                                       1996                  1995
                                                                  -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 6,930,055           $ 5,991,548
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization                                  5,721,869             4,736,897
      Deferred taxes and tax credit
        amortization                                                   524,171          (     92,196)
      Retirement benefits other than
        pensions                                                       434,612               476,179
      Other                                                       (    418,391)         (    244,894)
      Distributions received from
        investments                                                    155,141                     -
      Share of equity investees income                            (    440,552)                    -
      Minority interests                                               224,295                16,075
      Gain on sale of investment                                             -          (    926,702)
  Changes in assets and liabilities from operations:
    Increase in accounts receivable                               (     26,913)         (  2,641,567)
    (Increase) decrease in materials
      and supplies                                                (     43,212)              154,344
    (Increase) decrease in other
      current assets                                              (  1,481,833)            1,057,322
    Decrease in accounts payable                                  (  1,405,192)         (  2,235,032)
    Increase in other accrued liabilities                              855,938               814,158
    Increase in other current liabilities                              951,127               811,762
                                                                  -------------         ------------

  Net cash provided by operating activities                         11,981,115             7,917,894
                                                                  -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                              ( 10,485,686)         (  7,283,759)
  Cash flows from securities and
    investments                                                   (  3,156,270)            2,183,255
                                                                  -------------         ------------

  Net cash used in investing activities                           ( 13,641,956)         (  5,100,504)
                                                                  -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock redeemed                                                  (    175,313)         (  2,509,625)
  Cash dividends                                                  (  3,815,191)         (  3,622,156)
  Proceeds from borrowings                                           4,000,000                     -
  Other, net                                                               136               193,511
                                                                  -------------         ------------

  Net cash provided by (used in)
    financing activities                                                 9,632          (  5,938,270)
                                                                  -------------         -------------

Decrease in cash and cash equivalents                             (  1,651,209)         (  3,120,880)

Cash and cash equivalents:
  Beginning                                                          5,264,986             8,558,886
                                                                  -------------         ------------

  Ending                                                           $ 3,613,777           $ 5,438,006
                                                                  =============         ============

See accompanying notes to condensed consolidated financial statements.

                           CFW COMMUNICATIONS COMPANY

              Notes To Condensed Consolidated Financial Statements


(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1995, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three and nine month periods ended September 30, 1996 and September 30, 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

(2) The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

(3) The Company has currently outstanding 329,096 options to acquire shares of common stock, of which 178,172 are currently exercisable.

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

         At  September  30,  1996,   the  Company  had  made  an  investment  of
         approximately $5 million in the Alliance in exchange for common and convertible preferred ownership interests. The Company will account for its investment in the Alliance under the equity method of accounting and anticipates holding a 20% common ownership interest in the Alliance by year end. The Company will manage the build-out of the PCS system in accordance with a services agreement with the Alliance. The Company has guaranteed a short-term loan on behalf of the Alliance and also anticipates providing additional support to the Alliance in the form of guarantees and commitments to contribute additional capital pursuant to capital calls to the Alliance partners.

                           CFW COMMUNICATIONS COMPANY

              Notes To Condensed Consolidated Financial Statements
                                    Continued


(6) On October 25, 1996, the Company and R&B Communications, Inc. (R&B)signed agreements to acquire from GTE Wireless (GTE) part of its 30 MHz PCS radio spectrum license within the Cincinnati Metropolitan Trading Area, including most of West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. The Company's share of the acquisition price for the partitioned license is approximately $4.25 million. In addition, GTE would purchase the Company's 30%
         limited interest in the Roanoke MSA Cellular Partnership for approximately $6.6 million. The Company also entered into an agreement to acquire from GTE its 10% limited interest in the Virginia RSA6 Cellular Partnership for approximately $1.3 million. The Company currently has a 75.7% ownership interest in the Virginia RSA6 Cellular Partnership. These transactions are all subject to approval by the Federal Communications Commission (FCC).

         For the three and nine month periods ended September 30, 1996, the Company recognized earnings under the equity method of accounting from the Roanoke MSA Cellular Partnership of approximately $83,000 and $453,000, respectively ($209,000 and $529,000, respectively, for the three and nine month periods ended September 30,1995).

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations

Three and Nine Months Ended September 30, 1996 and 1995

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

         Operating cash flow for third quarter 1996 was $6.2 million, a 6.7% increase over third quarter 1995 operating cash flow of $5.8 million. Operating cash flow for the nine months ended September 30, 1996 was $18.0 million, a 25.8% increase over the $14.3 million for the prior year's comparable period. These results reflect continued growth in access and toll minutes and cellular and wireless cable customer growth of 42% and 29%, respectively, over the same period last year, coupled with the non-recurrence of heavy start-up costs incurred in 1995 related to launching directory assistance. Offsetting these increases were start-up losses associated with Richmond cable and expanded cable channel lineups in the Shenandoah Valley and Alleghany County. In addition, repairs and clean-up costs associated with Hurricane Fran led to higher costs during third quarter 1996.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

OPERATING REVENUES

         Total operating revenues increased $0.7 million or 6.0% for the three months ended September 30, 1996 and $6.1 million or 19.6% for the nine months then ended as compared to the same periods in 1995. Revenues from the Company's telephone operations, which include local and access and toll service revenues, increased $73,100 or 1.3% for the three months ended September 30, 1996 and $1.4 million or 8.4% for the nine month period then ended as compared to the same time periods for 1995. Revenues from the Company's wireless communications and other operations, which include cellular, directory advertising, billing and collection, wireless cable, fiber optic leases, directory assistance, sales and lease of equipment and other miscellaneous revenues, increased $0.6 million or 10.4% for the three months and $4.8 million or 31.9% for the nine months ended September 30, 1996.

         TELEPHONE REVENUES

         Local service revenues increased $499,600 or 26.7% and $1.3 million or 23.3% for the three and nine months ended September 30, 1996. The January, 1996 implementation of an extended area calling plan for Waynesboro customers, which enables local calling or reduced per-call charges to an extended area, accounted for $349,300 of the three month increase and $918,300 of the nine month increase in local service revenues. Revenues from toll minutes for calling to the extended area were classified as access and toll revenues in 1995. Other factors contributing to the increase were increased access lines, service connection charges, and demand for custom calling features, such as call waiting, call forwarding and caller identification. The Company has not had a general telephone rate increase since November 1, 1981.

         Access and toll service revenues decreased $426,500 or 11% for the three months ended September 30, 1996 and remained constant for the nine month period as compared to 1995. The decrease in the three month revenues were due primarily to classification of revenues from the extended area calling plan as local services revenues in 1996. The nine month period was offset by additional access revenues realized due to the Company's exit in July, 1995 from the National Exchange Carrier Association's (NECA's) average schedule interstate access revenue pool in favor of billing its own interstate access rates to interexchange carriers and retaining the revenues.

         WIRELESS COMMUNICATIONS AND OTHER REVENUES

         Directory assistance service, which became operational late in the first quarter of 1995, remained constant for the three month period and generated an additional $2.0 or 41.2% in revenues for the nine month period of 1996 as compared to the same periods for 1995. Cellular revenues, including access, airtime and roaming charges, increased by $397,800 or 24.3% and $1.0 million or 22.9% for the three and nine month periods ended September 30, 1996. These increases are primarily due to a 42% growth in the RSA6 cellular customer base over the first nine months of 1995. Wireless cable customer growth of 29% is responsible for $90,900 or 15.6% of the three month revenue increase and $276,600 or 16.3% of the nine month increase in wireless communications and other operations for the periods ended September 30, 1996. The cable customer growth reflects continued penetration in the Charlottesville and Shenandoah Valley markets and commencement of wireless cable services in the Richmond market in December, 1995. Revenues from wireline cable, which was acquired during June,

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

1995, remained constant for the third quarter 1996 and increased $704,400 for the nine months ended September 30, 1996. Revenues from leased fiber optic capacity increased $116,900 or 13.8% and $449,700 or 21.6% for the three and nine months ended September 30, 1996 primarily due to a 27% increase in DS-3's leased.

OPERATING EXPENSES

         Operating expenses increased $663,300 or 8.5% for the three month period ended September 30, 1996 and $3.4 million or 15.8% for the nine months then ended as compared to the same time periods in 1995. Depreciation and amortization expense increased $332,300 and $985,000 for the three and nine months ended September 30, 1996 as a result of capital additions and the June, 1995 wireline cable acquisition. Cellular operating expenses increased $131,800 or 19% and $775,600 or 42% for the three and nine months ended September 30, 1996, primarily due to a 42% year over year customer growth. During the nine month period ended September 30, 1996, commissions paid for the sale of cellular phones increased $253,500 or 58% due to a 75% increase in phones sold compared to 1995. Wireline cable operating expenses, excluding depreciation and amortization, increased $346,200 for the nine months ended September 30, 1996 as compared to the same period for 1995, reflecting the Company ownership since June, 1995.

         As a percentage of total operating revenues, total operating expenses increased slightly from 65.6% to 67.1% for the three months and decreased from 69.3% to 67.1% for the nine months ended September 30, 1996. Continued operating efficiencies in directory assistance operations, since its start-up in early 1995, have contributed to reduced staffing levels and improved operating margins for the nine months ended September 30, 1996.

         MAINTENANCE AND SUPPORT EXPENSE

         Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, increased $166,200 or 7.5% for the three months ended September 30, 1996 and $931,000 or 15.4% for the nine months then ended. These increases are primarily attributable to Company growth and property and equipment expansion offset by a reduction in leased facility access charges.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense increased $332,300 or 19.8% and $985,900 or 21% for the three and nine month periods ended September 30, 1996. This increase was due to commencement of wireless cable services in Richmond in December, 1995 and the June, 1995 acquisition of a wireline cable operation. Property and equipment additions to meet continuing customer growth have also contributed to this increase.

         CUSTOMER OPERATIONS EXPENSE

         Customer operations expense, which includes marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services, directory assistance services and local directory services increased $158,500 or 6.2% and $1.5 million or 22.1% for the three and nine month periods, reflecting an increase in staffing for cellular and cable and additional sales commissions, primarily related to sales of cellular phones and service. In addition, the new directory assistance service, which became fully operational in June, 1995, added $297,900 during the nine months ended September 30, 1996 as compared to 1995.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

         CORPORATE OPERATIONS EXPENSE

         Corporate operations expense, such as executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses increased $27,800 or 2.4% for the three month period and remained flat for the nine months ended September 30, 1996.

         TAXES, OTHER THAN INCOME

         Taxes, other than income, which include property and special assessment taxes, decreased $21,500 or 9.8% for the three month period ended September 30, 1996, and increased $27,500 or 4.7% for the nine month period as a result of taxes on additional property and equipment.

OTHER EXPENSES, PRINCIPALLY INTEREST

         Other expenses, principally interest, decreased $87,900 or 20.7% and $19,300 or 1.7% for the three and nine months ended September 30, 1996. These decreases are primarily attributable to an increase in capitalized interest due to additional construction activity during 1996 offset by a loss on sale of a security and investment.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income decreased $24,900 or 19% for the three months ended September 30, 1996 and $58,700 or 12.5% for the nine month period. These decreases are a result of cash expenditures for capital expansion.

GAIN ON SALE OF INVESTMENT

         In the first quarter of 1995 the Company sold its Virginia MetroTel, Inc. investment in exchange for $65,600 and stock of the acquiring company which is publicly traded on a national exchange. A gain of $787,600 resulted from the sale. Stock of the acquiring company was sold for an additional gain of $128,300.

INCOME TAXES

         Income taxes increased $52,800 for the third quarter of 1996 as compared to the same period in 1995. Income taxes for the nine month period ended September 30, 1996 increased $767,900 or 21.6%. These increases are due to an increase in taxable income from operations. The effective rate for 1996 is 38.4% as compared to 37.3% for 1995. Additional non-deductible goodwill amortization related to business acquisitions is the primary reason for the increased effective tax rate.

MINORITY INTERESTS

         Minority interests increased $78,600 or 73.4% for the three month period and $34,200 or 10.2% for the nine month period, reflecting continued growth of cellular customers.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

NET INCOME

         Net income increased $938,500 or 15.7% for the nine months ended September 30, 1996 and was comparable to the third quarter of 1995. Results for 1995 included a gain of $568,300 ($915,600 pre-tax) from the first quarter sale of an investment. Excluding this gain, net income for the nine months from operations increased $1.5 million or 27.8%, reflecting strong growth in access and toll minutes coupled with the non-recurrence of heavy start-up costs incurred in 1995 related to launching directory assistance and expansion of wireless cable.

LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 1996, net cash provided by operating activities was $11.9 million. Principal changes in operating assets and liabilities included a $1.6 million increase in current assets and a $401,900 increase in current liabilities. The increase in current assets resulted from an increase in prepaid expenses for a deposit made to allow the Company to participate in the bidding for additional wireless channels being auctioned by the Federal Communications Company. Operating liabilities decreased due to a decrease in accounts payable, primarily related to payments on capital projects. The Company's investing activities included $10.5 million for the purchase of property and equipment, including $762,200 for fiber expansion related to competitive access services, $1.3 million for improvements to the wireline cable service, $2.3 million for expenditures related to equipment for additional wireless cable subscribers, $434,100 for a computer systems upgrade to the AS400, and $533,400 for additional AT&T 5ESS switching capabilities. Net cash provided by financing activities included $4.0 million received from available credit lines, $3.8 million used to pay dividends on outstanding capital stock, and $175,300 used to retire common shares.

         For the first nine months of 1996, working capital decreased $2.5 million. Capital expenditures for the remainder of the year are anticipated to be approximately $4 million for market expansion of the wireless cable and fiber optics systems and improvements to the wireline cable system. The Company has guaranteed a short-term loan on behalf of the Alliance and also anticipates providing additional support to the Alliance in the form of guarantees and commitments to contribute additional capital pursuant to capital calls to the partners. During the fourth quarter of 1996, the Company anticipates finalizing the terms and conditions of such support concurrent with the Alliance's finalizing its debt and equity instruments associated with its purchasing network equipment and licenses. During the fourth quarter 1996, the Company will be seeking FCC approval of the purchase of the PCS partitioned license, sale of its 30% limited interest in the Roanoke MSA Cellular Partnership and purchase of an additional 10% interest in its majority owned Virginia RSA6 Cellular Partnership. (See Note 6.) The Company anticipates the FCC would act on these transactions in 1997. Funds required for the investment in and support of the Alliance, dividends, investment in aforementioned PCS license and cellular partnership interest, capital expenditures, partnership contributions and annual interest payments on long-term debt are expected to be provided from available cash, cash generated from operations and borrowings available under the Company's lines of credit.

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

                                        CFW COMMUNICATIONS COMPANY



                                        s/J. S. Quarforth
                                        ----------------------------------
                                        J. S. Quarforth, President
November 13, 1996                       and Chief Executive Officer


                                        s/C. S. Smith
                                        ----------------------------------
                                        C. S. Smith, V P - Administration,
November 13, 1996                       Treasurer and Secretary


                                        s/M. B. Moneymaker
                                        ----------------------------------
                                        M. B. Moneymaker
November 13, 1996                       Vice President - Finance