Form 10-K405
period 1996-12-31
CFW COMMUNICATIONS CO
filed 1997-03-25
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

___  (Mark One)
 x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934
     (FEE REQUIRED)
For fiscal year ended December 31, 1996
                      ------------------
                                       OR
---
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     (NO FEE REQUIRED)

For the transition period from _______ to ____________________________________

                         Commission file number: 0-16751
                                                --------------

                           CFW COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------

           Virginia                                  54-1443350
           --------                                  ----------
(State or other jurisdiction of                  (I. R. S. employer
 incorporation or organization)                identification number)

P. O. Box 1990, Waynesboro, Virginia                      22980
------------------------------------                      -----
(Address of principal executive offices)               (Zip Code)
Registrant's telephone number, including area code     540-946-3500
                                                       ------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                  Name of Each Exchange on Which Registered
-------------------                  -----------------------------------------
       None                                             None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         YES   X        NO
            ------         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 24, 1997; $258,268,548. (In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The aggregate market value has been computed based upon the average of the bid and asked prices as of February 24, 1997.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class    Common Stock, no par value
       --------------------------------

Outstanding February 24, 1997 12,980,212 shares
                              ------------------

DOCUMENTS INCORPORATED BY REFERENCE

         Information from the following documents has been incorporated by reference in this report:

      --- Annual  Report to  Shareholders  for year ended  December  31, 1996
          PARTS I AND II
      --- Proxy Statement for 1997 Annual Meeting of Shareholders - PARTS I AND
          III

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


                                     PART I

Item  1.  BUSINESS

                      CFW Communications Company ("CFW" or the "Company") is a diversified communications company that provides a broad range of communications products and services to business and residential customers in Virginia through six operating divisions. The Company's products and services include local telephone, cellular and paging, wireless and wireline cable television, directory assistance, competitive access, local internet access, and alarm monitoring and installation.

                      The Company's business strategy is to be a regional, integrated, full-service provider of voice, data and video communications products and services to customers within an expanding service area. The principal components of the Company's strategy include (i) offering a full range of communications products and services; (ii) focusing on wireless communications and other higher growth products and services; (iii) continuing its tradition of delivering high quality service to its customers; and (iv) expanding its geographic presence throughout Virginia and surrounding states.

                      Through its subsidiary, CFW Telephone Inc., the Company provides wireline services such as local exchange and telephone service to approximately 28,000 customers in the cities of Waynesboro, Clifton Forge and Covington, Virginia, and the surrounding counties, and maintains approximately 34,000 access lines throughout its assigned territory.

                      In addition to its local telephone operations, the Company, through its wireline subsidiary, CFW Network Inc., owns and operates over 450 miles of fiber optic cable in Western and Central Virginia, using state-of-the-art electronics, thus establishing a regional backbone for the rapid deployment of broadband services beyond traditional franchise boundaries. During 1996 CFW became certified by the State Corporation Commission to provide local telephone services to an eleven county region in the central and western portions of Virginia. Having already constructed competitive access networks in Harrisonburg and Charlottesville, Virginia, and with other markets planned within the region, CFW Network Inc. is positioned to offer local telephone and long distance service. CFW Network Inc. also leases capacity on this network to long distance carriers. Continued expansion and enhancement of the network infrastructure is a key element in the strategic plan to provide a regional platform for the deployment of new services such as Personal Communications Services (PCS).

                      The Company through its wireline subsidiary, CFW Cable of Virginia Inc., purchased the Alleghany County system from Sammons Communications Company, Inc. in mid year 1995. CFW Cable of Virginia Inc. operates a traditional coaxial cable system and services 7,000 customers in Alleghany County, Virginia. During

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


                      1996, the Company completed the rebuild and expansion of this wireline system to a state-of-the-art hybrid fiber coaxial (HFC) network with 750 MHZ of capacity. This upgrade provides better signal quality, expands the number of channels and includes additional premium channels. This new HFC network provides the infrastructure for the Company to offer high speed modems for service such as Internet and allows the Company to offer voice, data and video over a single wireline network.

                      The Company also currently provides wireless communications products and services such as cellular, paging and cable. Through its CFW Cellular Inc. subsidiary, the Company owns approximately 76% of, and is the general partner in, a limited partnership that provides cellular service in Virginia RSA6, a cellular geographic area in Western Virginia covering a population of approximately 200,000 and 75 miles of interstate highway. The Company also is a limited partner in the partnerships providing cellular service in the Roanoke MSA and Virginia RSA5, in which it has a 30% and a 22% interest, respectively. In late 1996 the Company entered an agreement to sell its 30% limited interest in the Roanoke MSA cellular partnership to GTE Wireless (GTE) for approximately $6.6 million. The Company also agreed to acquire from GTE its 10% limited interest in the Virginia RSA6 cellular partnership for approximately $1.3 million. Additional information regarding this transaction is included in Note 11, page 29 of the Annual Report of CFW Communications Company to its shareholders for the year ended December 31, 1996, and is incorporated herein by reference.

                      Through a combination of acquisitions involving the Virginia PCS Alliance, LC. (Alliance) and a joint venture with R&B Communications, Inc. (R&B), the Company has acquired radio frequency spectrum licenses for PCS for a contiguous area encompassing a population of five million, which includes Central and Western Virginia, most of West Virginia, and parts of Kentucky, Maryland, Ohio, Pennsylvania, and Tennessee. As managing partner of the Alliance, the Company is actively building a PCS system. The Company expects to begin offering PCS services in the second half of 1997 to new service areas including Roanoke, Lynchburg, Charlottesville, Staunton, Waynesboro, Harrisonburg, Winchester, Danville and Martinsville, Virginia.

                      Through its subsidiary, CFW Cable Inc., the Company owns and operates wireless cable systems in the Charlottesville, Shenandoah Valley and Richmond, Virginia markets. These systems currently provide wireless cable service to over 11,000 customers. The Richmond system utilizes a new decoder technology which eliminates the need for cable converter boxes thereby making it easier for customers to use. Additional systems are planned to provide services to the Winchester, Virginia/Martinsburg, West Virginia area in the next eighteen months.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K



                      CFW Information Services Inc., provides operator based information services. This subsidiary was established in 1994 and began operations in February 1995, providing directory assistance services for AT&T customers requesting phone numbers in the mid-Atlantic states. CFW Information Services Inc. currently provides employment for over 300 directory assistance positions through a long-term agreement with AT&T, that created $6.4 million of revenue during 1996 and has resulted in an expansion of services in early 1997 which will increase call volume by approximately 60%. The contract commenced on December 1, 1994 and has an initial term of five years.

                      These facilities can be leveraged to provide directory assistance for other telecommunication companies, call completion and other operator services.

                      The Company provides other communications services such as those provided by its subsidiary, CFW Communications Services Inc. which has become the central sales organization for the Company. Through a contract with Independent National Exchange Carrier's Association Services, CFW Communications Services provides prepaid calling and sales support material to independent telephone companies across the United States. Additionally, CFW Communications Services provides alarm installation and monitoring services.

                      The Company also generates revenues from a variety of other communications-related services. The Company provides billing and collection services to long distance carriers within the Company's local exchange and publishes a regional telephone directory that is used by both its customers and customers in neighboring local exchanges.

                      The percentage of total sales contributed by each class of service is as follows:

                                                      1996      1995      1994
                                                      ----      ----      ----

                      Wireline communications         65.0%     67.8%     79.8%
                      Wireless communications         18.0%     17.1%     16.6%
                      Directory assistance            12.8%     10.9%         -
                      Other communications services    4.2%      4.2%      3.6%

                      Construction materials and equipment are furnished from dependable suppliers. Delivery of materials and equipment is being made on normal schedules. Programs have been initiated by the registrant to conserve fuel and energy. Regulations published by the Federal Energy Office give high priority to telephone companies in the allocation of fuel in the event of a shortage.

                      CFW Telephone Inc. holds a Certificate of Public Convenience and Necessity granted by the State Corporation Commission of Virginia to provide telephone services in its certificated area. CFW

CFW COMMUNICATIONS COMPANY                                             FORM 10-K



                      Telephone also holds franchises granted by the cities of Clifton Forge, Covington and Waynesboro which expire in 2021 and the town of Iron Gate which expires in 2024. These franchises grant CFW Telephone the right to place its poles and wires in the respective jurisdictions.

                      CFW Network Inc. operates a fiber optic network which is unique to the area it serves. It holds a Certificate of Public Convenience and Necessity to provide interexchange services anywhere within the Commonwealth of Virginia and in 1996 was granted a Certificate of Public Convenience and Necessity to provide local exchange telecommunications services in all or parts of the following Virginia counties: Albemarle, Amherst, Augusta, Bedford, Campbell, Frederick, Nelson, Roanoke, Rockbridge, Rockingham, and Shenandoah, and in the following Virginia cities: Roanoke, Lynchburg, Salem, Charlottesville, Harrisonburg, Bedford, Lexington, Staunton, Winchester, and Buena Vista. The Company will compete with other local telephone companies.

                      CFW Cable of Virginia Inc. provides coaxial cable service in primarily the same franchised area as CFW Telephone provides local telephone service. Over-the-air broadcasting, direct broadcast satellite service and other satellite based services may compete with the Company's wireline cable system.

                      CFW Cellular Inc. competes with one other entity who has been selected to offer cellular services in Virginia RSA6 and will be competing with new PCS providers entering its market. The new 100% digital wireless technology known as PCS or Personal Communications Services is currently available in some metropolitan markets and will be available in the near future in the more rural markets. PCS provides higher voice quality, longer battery life, text messaging and more enhanced features than cellular. PCS will initially compete with local telephone and cellular providers through fixed wireline replacement and limited mobility services.

                      CFW Cable Inc. has FCC licenses and lease arrangements with FCC licensees to provide wireless cable service in the Shenandoah Valley, Charlottesville, Richmond, Lynchburg, Winchester, Virginia/Martinsburg, West Virginia markets. Conventional cable television service and over-the-air-broadcasting, direct broadcast satellite service and other satellite-based services also may compete with the Company's wireless cable television operations.

                      In early 1996, Congress passed the Telecommunications Act of 1996, aimed at increasing competition in telecommunications services such as local telephone, cable and long distance. The Company has developed a strategic plan to capitalize on these opportunities and as previously stated, are now certified by the State Corporation Commission to provide local telephone services to an eleven county region in the central and western portions of

CFW COMMUNICATIONS COMPANY                                             FORM 10-K



                      Virginia.

                      Seasonal effect on the business is not material. No extended payment terms are made to customers. Orders for installation of services are being filled on a current basis. No material part of the business is done with the Government. Research and development is performed by the registrant's suppliers. For the years ended December 31, 1996, 1995 and 1994, AT&T accounted for 24%, 24% and 17%, respectively, of the registrant's consolidated revenues. These revenues primarily consisted of carrier access charges for long distance services, billing and collection services and directory assistance.

                      The Company believes that it is in compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company does not anticipate any material effect on capital expenditures for environmental control facilities at any time in the future in order to maintain its compliance.

                      The Company employs 454 regular full-time and part-time persons.

                      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

                      The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 1997 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company: moderating growth in demand for the Company's wireless products; difficulties or delays in reaching profitability in recently acquired businesses; ability to control costs, including employee costs; start up costs of new businesses; uncertain impact of new legislation which could result in increased competition; industry consolidation resulting in competition from companies with greater resources; changes in technology resulting in increased costs; nonrenewal of major contracts; and achievement of buildout, operational, and marketing plans relating to deployment of PCS services.

                      EXECUTIVE OFFICERS OF THE COMPANY

                          Name                        Office                            Age
                          ----                        ------                            ---
                      J. S. Quarforth       President and Chief Executive Officer       42
                      C. A. Rosberg         Senior Vice President                       44
                      D. R. Maccarelli      Senior Vice President                       44
                      J. W. Brownlee        Vice President - Telephone Operations       56

CFW COMMUNICATIONS COMPANY                                             FORM 10-K



                      EXECUTIVE OFFICERS OF THE COMPANY - Continued

                          Name                             Office                       Age
                          ----                             ------                       ---
                      C. S. Smith           Vice President - Administration,
                                              Treasurer and Secretary                   36
                      M. B. Moneymaker      Vice President - Finance                    39
                      W. C. Catlett         Vice President - Strategy and
                                              Business Development                      37

                      Information for Mr. Quarforth and Mr. Rosberg is included under the heading "Election of Directors" in the Proxy Statement of the registrant for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                      Mr. Maccarelli became Senior Vice President in January 1994 after serving as Vice President - Network Services since January 1993. Previously, he served in the following capacities for Bell Atlantic Corporation: as Director of Fast Packet Services from April 1992 until December 1992; as Director of Business Development from January 1992 until April 1992; and as Director of Network Planning from December 1988 until January 1992.

                      Mr. Brownlee became Vice President - Telephone Operations in January 1989 after serving as Outside Plant Engineering and Construction Manager from October 1978 until January 1989.

                      Ms. Smith became Vice President - Administration, Treasurer and Secretary in May 1995 after serving as Vice President - Finance, Treasurer and Secretary since January 1994. Previously, she served as Controller from May 1989 until January 1994.

                      Mr. Moneymaker became Vice President - Finance in October 1995. Previously he was a Senior Manager for Ernst and Young from October 1989 until October 1995.

                      Mr. Catlett became Vice President - Strategy and Business Development in January 1997 after serving as Director of Business Development since January 1994. Previously, he served as Planning and Regulatory Manager from April 1992 until January 1994 and Revenue Requirements Manager from May 1990 until April 1992.

Item  2.  PROPERTIES

                      The Company owns its four exchange buildings and all equipment therein in the cities of Clifton Forge, Covington and Waynesboro and the rural community of Potts Creek. The Company also owns a plant service center building located approximately one mile from

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


                      the Waynesboro and Covington exchange buildings. The Company owns its corporate headquarters building located in Waynesboro, Virginia. Additionally, the Company owns two 15,700 square feet directory service centers, one located in Clifton Forge, Virginia and the other located in Waynesboro, Virginia. The Company is currently constructing a 14,400 square foot building located adjacent to its directory service center in Waynesboro, Virginia for purposes of housing its main PCS operations. The anticipated date of completion is July 1997. All buildings are of masonry construction and are in good condition.

Item  3.  LEGAL PROCEEDINGS

                      Through its acquisition of American Quality Cable Corporation and its operating subsidiary Charlottesville Quality Cable Operating Company ("CQCOC") in January 1994, the Company assumed certain litigation matters, which involved disputes with Adelphia Cable over the termination of Adelphia's television access rights to certain apartment buildings in Charlottesville, the use of certain cable equipment within the buildings and the legitimacy of certain revenue-sharing arrangements with property management and/or entities related to property ownership under Virginia statutory law. In August 1994, the United States District Court for the Western District of Virginia issued a ruling in connection with one of these litigation matters, resolving certain claims against CQCOC, including the imposition of monetary damages. This ruling was affirmed by the United States Court of Appeals for the Fourth Circuit in September 1995. The ruling did not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

                      In connection with the final litigation matter, in September 1995, the United States District Court for the Western District of Virginia entered an Order of Partial Judgment against CQCOC, and others, following a trial before the United States Magistrate Judge for the District. The Court awarded damages against CQCOC, jointly and severally with others, plus attorneys' fees. The Company filed an appeal of this ruling to the United
                      States Court of Appeals for the Fourth Circuit. Oral argument was held in January 1997. In March 1997 the United States Court of Appeals affirmed the United States District Court's ruling on all items except punitive damages. The ruling will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      There were no matters submitted to a vote of security holders during the quarter ending December 31, 1996.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K

                                     PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                      The Common Stock of the Company is listed in the Nasdaq National Market. The number of registered shareholders totaled 2,883 as of December 31, 1996, a decrease of six since December 31, 1995. The range of bid prices for the two most recent fiscal years is included in a table under the heading "Quarterly Review" on Page 31 of the Annual Report of CFW Communications Company to its shareholders for the year ended December 31, 1996 and is incorporated herein by reference. The regular cash dividend paid for each quarter of 1996 and 1995 was $0.098 and $0.09475, respectively, totaling $0.392 and $0.379.

                      The Company's 7.26% unsecured senior notes contain restrictive covenants including restrictions relating to the payment of dividends. Pursuant to the restrictions of the senior notes, approximately $2,100,000 of the Company's consolidated retained earnings were available for the payment of dividends at December 31, 1996.

Item  6.  SELECTED FINANCIAL DATA

                      The information included under the heading "Selected Financial Data and Five Year Growth Comparison" on Page 31 of the Annual Report of CFW Communications Company to its shareholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      The "Management's Discussion and Analysis" found on Pages 14 through 16 of the Annual Report of CFW Communications Company to its shareholders for the year ended December 31, 1996 is incorporated herein by reference.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Information required by this item is incorporated herein by reference to the Annual Report of CFW Communications Company to its shareholders for the year ended December 31, 1996 as follows:

                      Financial statements and Independent Auditor's Report found on Pages 17 through 30.

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

                      None

CFW COMMUNICATIONS COMPANY                                             FORM 10-K

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                      The information included under the heading "Election of Directors" in the definitive Proxy Statement of the registrant for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

                      The information included under the heading "Summary Compensation Tables" in the definitive Proxy Statement of the registrant for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      The information included under the heading "Election of Directors" in the definitive Proxy Statement of the registrant for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                      The information included under the heading "Election of Directors" in the definitive Proxy Statement of the registrant for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K

                                     PART IV


Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1.      Financial Statements

              The following financial statements of CFW Communications Company are incorporated by reference in Part II, Item 8 of this FORM 10-K:

              Consolidated Balance Sheets at December 31, 1996, 1995, and 1994.

              Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994.

              Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.

              Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

              Notes to Consolidated Financial Statements.

              Independent Auditor's Report.

      2.      Exhibits

            ( 3) Articles of Incorporation and Bylaws, including all amendments thereto, are incorporated by reference to Form 10-K, Exhibit 3, of CFW Communications Company dated March 11, 1996.

            ( 4) Original Note Agreement dated as of January 1, 1993 for $20,000,000 7.26% senior notes due January 1, 2008 is incorporated herein by reference to Form 10-K, Exhibit 4, of CFW Communications Company dated March 24, 1993.

            (10) The previously filed 1988 Stock Option plan is incorporated herein by reference to the Company's
                           Registration Statement on Form S-4. (Regis. No. 33-20201) Annex IV.*

            (13) Annual Report of CFW Communications Company to its shareholders for the year ended December 31, 1996 (See Note 1).

            (21)           Subsidiaries of the registrant.

            (23)           Consent of McGladrey and Pullen, LLP.

            (27)           Financial Data Schedule

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


       Note 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the Annual Report shall not be deemed "filed" as part of this Form 10-K.

                 * Compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 14(C) of Form 10-K.


   (b)        Reports on Form 8-K.

              There were no reports on Form 8-K for the three months ended December 31, 1996.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CFW COMMUNICATIONS COMPANY
Dated:  March 24, 1997
                                          By   s/ J. S. Quarforth
                                             ---------------------------------
                                                  J. S. Quarforth, President
                                                  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   s/ R. S. Yeago, Jr.                      Chairman of the Board,
---------------------------                 and Director                                         March 24, 1997
      R. S. Yeago, Jr.

                                            President and
   s/ J. S. Quarforth                       Chief Executive Officer,                             March 24, 1997
---------------------------                 and Director
      J. S. Quarforth

   s/ C. A. Rosberg                         Senior Vice President,
---------------------------                 and Director                                         March 24, 1997
      C. A. Rosberg

   s/ M. E. Yeago                           Director                                             March 24, 1997
---------------------------
      M. E. Yeago

   s/ C. P. Barger                          Director                                             March 24, 1997
---------------------------
      C. P. Barger

   s/ W. W. Gibbs, V                        Director                                             March 24, 1997
---------------------------
      W. W. Gibbs, V

   s/ J. B. Mitchell, Sr.                   Director                                             March 24, 1997
---------------------------
      J. B. Mitchell, Sr.

   s/ C. W. McNeely, III                    Director                                             March 24, 1997
---------------------------
      C. W. McNeely, III

   s/ J. N. Neff                            Director                                             March 24, 1997
---------------------------
      J. N. Neff
                                            Vice President-Administration,
   s/ C. S. Smith                           Treasurer and Secretary                              March 24, 1997
---------------------------
      C. S. Smith

   s/ M. B. Moneymaker                      Vice President-Finance                               March 24, 1997
---------------------------
      M. B. Moneymaker