Form 10-Q
period 1997-03-31
CFW COMMUNICATIONS CO
filed 1997-05-13
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    March 31, 1997          Commission File No.  0-16751
                      --------------------                           --------


                           CFW COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           VIRGINIA                                           54-1443350
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS employer
 incorporation or organization)                          identification no.)


P. O. Box 1990, Waynesboro, Virginia                            22980
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code   540-946-3500
                                                  -----------------------------

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes    x       No

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class COMMON STOCK, NO PAR VALUE  Outstanding 3/31/97  12,980,212

                           CFW COMMUNICATIONS COMPANY


                                    I N D E X





                                                                       Page
                                                                      Number
                                                                      ------

PART  I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets,
         March 31, 1997 and December 31, 1996                          3- 4


         Condensed Consolidated Statements of
         Income, Three Months Ended
         March 31, 1997 and 1996                                          5


         Condensed Consolidated Statements of
         Cash Flows, Three Months Ended
         March 31, 1997 and 1996                                          6


         Notes to Condensed Consolidated
         Financial Statements                                             7


         Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                    8-11


PART II. OTHER INFORMATION                                               12


SIGNATURES                                                             13-14


                                                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                   CFW COMMUNICATIONS COMPANY

                                              Condensed Consolidated Balance Sheets
                                                             ASSETS

                                                                  March 31, 1997                       December 31,
                                                                   (unaudited)                             1996
                                                                   ------------                        ------------
CURRENT ASSETS
  Cash and cash equivalents                                        $  2,855,719                        $  3,003,607
  Accounts receivable, including
    interest receivable                                              10,005,313                           9,441,979
  Note receivable                                                       122,341                             126,062
  Materials and supplies                                              2,035,761                           2,019,836
  Prepaid expenses                                                      373,997                             345,277
  Income taxes receivable                                                     -                             617,067
                                                                   ------------                        ------------
                                                                     15,393,131                          15,553,828
                                                                   ------------                        ------------

SECURITIES AND INVESTMENTS                                           15,127,793                          20,597,270
                                                                   ------------                        ------------

PROPERTY AND EQUIPMENT
  In service                                                        126,082,612                         124,388,071
  Under construction                                                  3,868,800                           2,807,983
                                                                   ------------                        ------------

                                                                    129,951,412                         127,196,054
  Less:  accumulated depreciation                                    39,185,927                          37,162,040
                                                                   ------------                        ------------

                                                                     90,765,485                          90,034,014
                                                                   ------------                        ------------
OTHER ASSETS
  Cost in excess of net assets
    of business acquired, less
    accumulated amortization                                         12,559,606                          12,660,497
  Deferred charges                                                    2,214,422                           2,198,923
  Deposit for PCS licenses                                              360,508                           1,355,347
                                                                   ------------                        ------------
                                                                     15,134,536                          16,214,767
                                                                   ------------                        ------------

      TOTAL ASSETS                                                 $136,420,945                        $142,399,879
                                                                   ============                        ============

                                                   CFW COMMUNICATIONS COMPANY

                                              Condensed Consolidated Balance Sheets

                                              LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                  March 31, 1997                       December 31,
                                                                   (unaudited)                             1996
                                                                   ------------                        ------------
CURRENT LIABILITIES
  Accounts payable                                                 $  2,514,505                        $  3,346,045
  Customers' deposits                                                   492,425                             469,566
  Advance billings                                                    2,086,431                           1,876,808
  Accrued payroll                                                       351,567                           1,007,883
  Accrued interest                                                      382,627                             726,000
  Other accrued liabilities                                           3,573,162                           2,987,816
  Deferred revenue                                                    1,371,699                           1,181,481
  Income taxes payable                                                  739,865                                   -
                                                                   ------------                        ------------
                                                                     11,512,281                          11,595,599
                                                                   ------------                        ------------

LONG-TERM DEBT                                                       21,650,000                          24,000,000
                                                                   ------------                        ------------

LONG-TERM LIABILITIES
  Deferred income taxes                                               9,033,409                          10,702,885
  Retirement benefits other than
    pensions                                                          7,887,915                           7,724,107
  Other                                                               1,471,054                           1,478,467
                                                                   ------------                        ------------
                                                                     18,392,378                          19,905,459
                                                                   ------------                        ------------

MINORITY INTERESTS                                                      983,644                             896,895
                                                                   ------------                        ------------

COMMITMENTS

SHAREHOLDERS' EQUITY
  Preferred stock, no par                                                     -                                   -
  Common stock, no par                                               43,378,440                          43,378,440
  Retained earnings                                                  41,306,274                          40,163,310
  Unrealized gain (loss) on securities
    available for sale, net                                            (802,072)                          2,460,176
                                                                   -------------                       ------------

                                                                     83,882,642                          86,001,926
                                                                   ------------                        ------------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                       $136,420,945                        $142,399,879
                                                                   ============                        ============


See accompanying notes to condensed consolidated financial statements.


                                                   CFW COMMUNICATIONS COMPANY

                                           Condensed Consolidated Statements of Income
                                                          (Unaudited)
                                                                                 Three Months Ended
                                                                  -------------------------------------------------
                                                                    March 31,                            March 31,
                                                                      1997                                 1996
                                                                  -------------                        ------------
OPERATING REVENUES
  Wireline communications                                          $ 8,313,260                          $ 8,039,533
  Wireless communications                                            2,708,918                            1,966,713
  Directory assistance                                               1,915,587                            1,625,208
  Other communications services                                        528,283                              429,585
                                                                  -------------                        ------------
                                                                    13,466,048                           12,061,039
                                                                  -------------                        ------------

OPERATING EXPENSES
  Maintenance and support                                            2,064,054                            2,347,406
  Depreciation & amortization                                        2,186,362                            1,813,527
  Customer operations                                                3,045,285                            2,747,282
  Corporate operations                                               1,684,006                            1,431,171
                                                                  -------------                        ------------

                                                                     8,979,707                            8,339,386
                                                                  -------------                        ------------

OPERATING INCOME                                                     4,486,341                            3,721,653

OTHER INCOME (EXPENSES)
  Other expense, principally interest                                ( 390,234)                           ( 336,550)
  Interest and dividend income                                          77,267                              143,975
  Equity income from wireless investees                                 62,530                              231,727
                                                                  -------------                        ------------


                                                                     4,235,904                            3,760,805

INCOME TAXES                                                         1,611,006                            1,409,609
                                                                  -------------                        ------------

                                                                     2,624,898                            2,351,196

MINORITY INTERESTS                                                (    144,972)                        (     45,077)
                                                                  -------------                        -------------

NET INCOME                                                         $ 2,479,926                          $ 2,306,119
                                                                  =============                        ============

Net income per share:
  Income before minority interests                                 $     0.201                          $     0.180
  Minority interests                                              (      0.011)                        (      0.003)
                                                                  -------------                        -------------

  Net income                                                       $     0.190                          $     0.177
                                                                  =============                        ============

Average shares outstanding                                          13,061,732                           13,037,097
                                                                  =============                        ============

Cash dividends per share                                           $     0.103                          $     0.098
                                                                  =============                        ============


See accompanying notes to condensed consolidated financial statements.


                                                   CFW COMMUNICATIONS COMPANY

                                        Condensed Consolidated Statements of Cash Flows
                                                          (Unaudited)
                                                                                  Three Months Ended
                                                                  -------------------------------------------------
                                                                     March 31,                            March 31,
                                                                       1997                                 1996
                                                                  ------------                         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 2,479,926                          $ 2,306,119
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation                                                   2,062,418                            1,690,149
      Amortization                                                     123,944                              123,378
      Deferred taxes                                                   407,471                              171,597
      Retirement benefits other than
        pensions, net                                                  163,808                              148,267
      Other                                                            153,883                              316,154
      Distributions received from investments                           70,239                                    -
      Equity income from wireless investees                            (62,530)                            (209,452)
      Minority interests, net of distributions                          86,749                              (47,309)
Changes in assets and liabilities
    from operations:
    (Increase) decrease in accounts
      receivable                                                      (563,334)                             519,646
    (Increase) decrease in materials and                               (15,925)                             360,412
      supplies
    Decrease (increase) in other current
      assets                                                           592,068                              (32,231)
    Decrease in accounts payable                                      (831,540)                          (1,550,436)
    Decrease in other accrued
      liabilities                                                     (763,881)                            (668,172)
    Increase in other current liabilities                              972,347                            1,303,363
                                                                  -------------                        ------------

  Net cash provided by operating activities                          4,875,643                            4,431,485
                                                                  -------------                        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                               (2,793,889)                          (2,726,877)
  Deposit refund for PCS licenses                                    1,344,377                                    -
  Cash flows from securities and investments                           112,943                               21,220
                                                                  -------------                        ------------

  Net cash used in investing activities                             (1,336,569)                          (2,705,657)
                                                                  -------------                        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock redeemed                                                             -                             (175,313)
  Cash dividends                                                    (1,336,962)                          (1,272,221)
  Principal payments on borrowings                                  (2,350,000)                                   -
  Other, net                                                                 -                                   60
                                                                   ------------                         ------------

  Net cash used in
    financing activities                                            (3,686,962)                          (1,447,474)
                                                                  -------------                        -------------

(Decrease) increase in cash and
    cash equivalents                                                  (147,888)                             278,354

Cash and cash equivalents:
  Beginning                                                          3,003,607                            5,264,986
                                                                  -------------                        ------------

  Ending                                                           $ 2,855,719                          $ 5,543,340
                                                                  =============                        ============

See accompanying notes to condensed consolidated financial statements.

                           CFW COMMUNICATIONS COMPANY

              Notes To Condensed Consolidated Financial Statements



(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1996, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

     Certain amounts on the 1996 financial statements have been reclassified, with no effect on net income, to conform with classifications adopted in 1997.

(2) The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

(3) The Company has currently outstanding 418,422 options to acquire shares of common stock, of which 196,008 are currently exercisable. In April 1997 the shareholders approved the CFW Communications Company 1997 Stock Compensation Plan (1997 Plan), which authorizes issuance of 950,000 shares of Common Stock, under the guidelines of the 1997 Plan. The shareholders also approved the CFW Communications Company Non-Employee Directors' Stock Option Plan (Director's Plan), which authorizes 25,000 shares of Common Stock to be issued upon the exercise of options granted under the Directors' Plan.

     The earnings per common share were computed on the weighted average number of shares outstanding. The common stock equivalents resulting from the options mentioned in the preceding paragraph have been included in the computation as outstanding shares.

     The Company will adopt FAS 128, Earnings Per Share (EPS), for periods ending after December 15, 1997. This standard replaces the presentation of primary EPS with a presentation of basic EPS. The required change in the computation of EPS is not expected to have a significant impact on the Company's EPS.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations


Three Months Ended March 31, 1997 and 1996

OVERVIEW

CFW Communications Company ("CFW" or the "Company") is a diversified communications company providing a broad range of products and services to business and residential customers in Virginia. These communications products and services include local telephone, cellular and paging, wireless and wireline cable television, directory assistance, competitive access, local Internet access, and alarm monitoring and installation.

The Company's strategy is to be a regional full-service provider of communications products and services to customers within an expanding service area. The Company has implemented this strategy through acquisitions, investments in spectrum licenses and internal growth through capital investment. In addition, the Company has leveraged its existing switching platform and fiber optic network by introducing new services such as long distance directory assistance, cable television, local Internet access, and various enhanced services such as Call Waiting and Caller Identification. These activities have contributed to considerable growth in the Company's operating revenues.

As a result of the Company's increasing focus on and growth in wireless communications and other competitive communications related businesses, a larger percentage of the Company's operating revenues and operating cash flows (operating cash flow is defined as operating income before depreciation and amortization) are being generated by businesses other than the mature telephone operations. Accordingly, management believes operating cash flow is a meaningful indicator of the Company's performance. Operating cash flow is commonly used in the wireless communications industry and by financial analysts and others who follow the industry to measure operating performance.

Management expects continued proportionate growth in revenue, operating cash flows and operating income from its current consolidated operations. However, lower operating margins due to start-up costs of newer businesses are expected. The Company's recognition of its proportionate share of losses associated with the start-up of Virginia PCS Alliance, L.C. (Alliance) and other PCS joint ventures is expected to offset net income growth from consolidated operations and reduce net income as a percent of revenue. These losses are expected to continue to grow until build-out is completed and a sufficient customer base is established.

The Company wishes to caution readers that these forward-looking statements and any other forward-looking statements made by the Company are based on a number of assumptions including, but not limited to, continuation of economic growth and demand for wireless and wireline communications services; continuation of current level of services for certain material customers; reform initiatives being considered by the FCC being relatively revenue neutral; significant competition in the Company's telephone service area not emerging in 1997; and achievement of build-out, operational, and marketing plans relating to deployment of PCS services. Any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


RESULTS OF OPERATIONS

The Company had net income of $2.5 million, or $0.19 per share, for the first quarter 1997, an increase of 8% over the net income of $2.3 million, or $0.18 per share, for the comparable 1996 period. Operating revenues were $13.5 million for the first quarter 1997, a 12% increase over first quarter 1996 revenues of $12.1 million. Operating income for the first quarter 1997 was $4.5 million, a 21% increase over first quarter 1996 operating income of $3.7 million. Operating cash flows for the first quarter 1997 were $6.7 million, a 21% increase over first quarter 1996 operating cash flows of $5.5 million.

These  results  reflect  strong   contributions   from  CFW's  managed  cellular
operations, positive cash flow contributions from wireless cable and growth in telephone access lines, minutes of use and calling features.

OPERATING REVENUES

Total operating revenues increased $1.4 million or 12% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The increase is primarily attributable to cellular and wireless cable customer growth of 46% and 36% respectively, coupled with 4% growth in access and toll minutes.

        WIRELINE COMMUNICATIONS

Revenues from the Company's wireline operations, which include telephone revenues, fiber optic network usage and wireline cable revenues increased $273,700 or 3% for the three months ended March 31, 1997. Telephone revenues, which include local service, access and toll services, directory advertising and called feature revenues were $7.0 million , an increase of $180,100 or 3%. This revenue increase was due in part to a 5% increase in access minutes of use for the three month period. Revenues from leased fiber optic capacity increased $71,300 or 9% due to a 43% increase in DS-3's leased. This increase was offset by a reduction in lease rates.

        WIRELESS COMMUNICATIONS

Revenues from the Company's wireless communications, which include cellular, paging, wireless cable, and other miscellaneous revenues, increased $742,200 or 38% for the three months ended March 31, 1997. Cellular revenues, including access, airtime and roaming charges, increased by $572,500 or 41% for the three month period due to a 46% growth in the cellular customer base over the same three months last year. Wireless cable revenue increased $169,700 or 30% due to customer growth of 36%. The cable customer growth reflects continued penetration in the Charlottesville, Shenandoah Valley and Richmond markets.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

        DIRECTORY ASSISTANCE

The commencement of directory assistance services to customers seeking telephone numbers in New Jersey during the first quarter generated an additional $290,400 or an increase of 18% in directory assistance revenues for the first three months of 1997 as compared to the same period for 1996. The addition of New Jersey is expected to generate, on an annualized basis, over 60% growth in calling volume.

OPERATING EXPENSES

Operating expenses increased $640,300 or 8% for the three month period ended March 31, 1997. Approximately $300,000 of this increase was due to the operating expenses, excluding depreciation and amortization, of the Company's directory assistance service, which expanded to include New Jersey during the first quarter 1997. Depreciation and amortization expense increased $372,800 or 21% as a result of capital additions. As a percentage of total operating revenues, total operating expenses decreased from 69.1% to 66.7% for the three months ended March 31, 1997. Expansion of directory assistance operations, and strong wireless cable and cellular customer growth have contributed to improved operating margins for the first three months of 1997.

        MAINTENANCE AND SUPPORT EXPENSE

Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, decreased $283,400 or 12% for the three months ended March 31, 1997. This decrease is primarily attributable to a decrease in pricing for network facilities for the directory assistance service.

        DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $372,800 or 21% for the three month period ended March 31, 1997. Capital expenditures related to wireless cable customer growth increased depreciation by approximately $200,000. Expansion of the fiber optic network for competitive access was also a contributing factor to the increase in depreciation and amortization expense.

        CUSTOMER OPERATIONS EXPENSE

Customer operations expense, which includes marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services, directory assistance services and local directory services increased $298,000 or 11% for the three month period, reflecting training and additional staff related to the expansion of area codes handled for directory assistance in the New Jersey area.

        CORPORATE OPERATIONS EXPENSE

Corporate operations expense, which includes taxes other than income, executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses increased $252,800 or 18% for the three month period.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


EQUITY INCOME FROM WIRELESS INVESTEES

Equity income from wireless investees, which includes equity earnings from the Company's interest in the Roanoke and RSA5 cellular partnerships decreased $169,200 or 73% for the first three months in 1997 as compared to 1996. This decrease is a result of higher operating costs. In April 1997, the Company sold its 30% limited interest in the Roanoke MSA cellular partnership to GTE and will recognize a $5.0 million gain in the second quarter.

INCOME TAXES

Income taxes increased $201,400 for the first quarter of 1997 as compared to the same period in 1996. This increase is due to an increase in taxable income from operations. The effective rate for 1997 is 39% as compared to 38% for 1996. A reduction in the gross receipts tax credit allowed is the primary reason for the increased effective tax rate.

MINORITY INTERESTS

Minority interests increased $99,900 or 222% for the three month period, reflecting customer growth and improved profitability from Company managed cellular operations.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 1997, net cash provided by operating activities was $4.9 million. Principal changes in operating assets and liabilities included a $12,800 decrease in current assets excluding cash and a $83,300 decrease in current liabilities. Operating liabilities decreased due to a decrease in accounts payable, primarily related to payments on capital projects. The Company's investing activities included $2.8 million for the purchase of property and equipment, including $700,000 for accounting and human resources software, and additions attributable to customer expansion throughout all operating divisions. Other investing activities include a $1.3 million refund for deposit with FCC for auction of PCS radio spectrum licenses. Net cash used in financing activities aggregated $3.7 million, including $2.4 million to repay funds borrowed on an available line of credit and $1.3 million used to pay dividends on outstanding capital stock.

Capital expenditures for 1997 are expected to approximate 1996 levels in order for the Company to continue its growth trend in wireless communications and other services.

The Company has entered into guaranty agreements whereby the Company is committed to provide guarantees of up to $36.2 million of the Alliance's debt and redeemable preferred obligations, with such guarantee becoming effective as obligations are incurred by the Alliance. At March 31, 1997, the Company has guaranteed $11.4 million of the Alliance's obligations.

                           CFW COMMUNICATIONS COMPANY

                           PART II. OTHER INFORMATION



Item 1.      Legal Proceedings

             Not applicable

Item 2.      Changes In Securities

             Not applicable

Item 3.      Defaults Upon Senior Securities

             Not applicable

Item 4.      Submission Of Matters To A Vote Of Security Holders

             At the regular Annual Meeting of the Shareholders held April 22, 1997, directors W.W. Gibbs, V, R.S. Yeago, Jr., and J.N. Neff, being the same as the nominees in the proxy solicitation, were elected.

             The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

             NOMINEE                            FOR                          WITHHELD                        %
             -------                            ---                          --------                        -
W. W. Gibbs, V                               9,345,553                        99,901                       72.0
J. N. Neff                                   9,310,062                        135,392                      71.7
R. S. Yeago                                  9,353,502                        91,952                       72.6
---------------------------------  -----------------------------  ------------------------------  ----------------------

             The shareholders approved the CFW Communications Company 1997 Stock Compensation Plan. The votes were as follows:

                              FOR           AGAINST           ABSTAIN
                              ---           -------           -------
                           8,091,912        509,785           164,945

             The   shareholders   approved   the  CFW   Communications   Company
             Non-Employee Directors' Stock Option Plan. The votes were as follows:

                              FOR           AGAINST           ABSTAIN
                              ---           -------           -------
                           7,987,636        556,247           164,945

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

                                           CFW COMMUNICATIONS COMPANY



                                           s/J. S. Quarforth
                                           J. S. Quarforth, President
                                           ------------------------------------
May 12, 1997                               and Chief Executive Officer


                                           s/C. S. Smith
                                           ------------------------------------
                                           C. S. Smith, VP - Administration,
May 12, 1997                               Treasurer and Secretary


                                           S/M. B. Moneymaker
                                           ------------------------------------
                                           M. B. Moneymaker
May 12, 1997                               Vice President - Finance