Form 10-Q
period 1997-06-30
CFW COMMUNICATIONS CO
filed 1997-08-14
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    June 30, 1997          Commission File No.  0-16751
                      -------------------                           --------

                              CFW COMMUNICATIONS COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     VIRGINIA                                              54-1443350
------------------------------------------------------------------------------

(State or other jurisdiction of                       (I R S employer
incorporation or organization)                        identification no.)


P. O. Box 1990, Waynesboro, Virginia                            22980
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code   540-946-3500

                                  None
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   x        No
                             -------       -------


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class COMMON STOCK, NO PAR VALUE  Outstanding 8/13/97  12,982,749
      --------------------------                       ----------

                           CFW COMMUNICATIONS COMPANY


                                   I N D E X
                                   - - - - -



                                                                     Page

                                                                    Number
                                                                    ------


PART  I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets,
         June 30,1997 and December 31, 1996                           3-4


         Condensed Consolidated Statements of
         Income, Three and Six Months Ended
         June 30, 1997 and 1996                                         5


         Condensed Consolidated Statements of
         Cash Flows, Six Months Ended
         June 30,1997 and 1996                                          6


         Notes to Condensed Consolidated
         Financial Statements                                           7


         Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                  8-12


PART II. OTHER INFORMATION                                             13


SIGNATURES                                                          14-15




                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets


                                      ASSETS

                                         June 30, 1997            December 31,
                                         (unaudited)                  1996
                                         -------------            ------------
CURRENT ASSETS
  Cash and cash equivalents              $    564,922             $  3,003,607
  Accounts receivable, including
    interest receivable                    12,013,258                9,441,979
  Note receivable                             175,415                  126,062
  Materials and supplies                    1,880,225                2,019,836
  Prepaid expenses                            351,053                  345,277
  Income taxes receivable                           -                  617,067
                                         -------------            ------------
                                           14,984,873               15,553,828
                                         -------------            ------------

SECURITIES AND INVESTMENTS                 11,693,438               20,597,270
                                         -------------            ------------

PROPERTY AND EQUIPMENT
  In service                              129,152,536              124,388,071
  Under construction                        4,029,183                2,807,983
                                         -------------            ------------
                                          133,181,719              127,196,054
  Less:  accumulated depreciation          41,124,846               37,162,040
                                         -------------            ------------

                                           92,056,873               90,034,014
                                         -------------            ------------
OTHER ASSETS
  Cost in excess of net assets
    of business acquired, less
    accumulated amortization               13,455,249               12,660,497
  Deferred charges                          2,349,317                2,198,923
  Deposit for PCS licenses                          -                1,355,347
  Radio spectrum licenses                   6,376,195                        -
                                         -------------            ------------

                                           22,180,761               16,214,767
                                         -------------            ------------

      TOTAL ASSETS                       $140,915,945             $142,399,879
                                         =============            ============





                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                         June 30, 1997            December 31,
                                         (unaudited)                  1996
                                         -------------            ------------
CURRENT LIABILITIES
  Accounts payable                       $  2,690,691             $  3,346,045
  Customers' deposits                         498,354                  469,566
  Advance billings                          2,141,785                1,876,808
  Accrued payroll                             690,272                1,007,883
  Accrued interest                            737,777                  726,000
  Other accrued liabilities                 2,817,572                2,987,816
  Deferred revenue                          1,676,372                1,181,481
  Income taxes payable                      1,919,522                        -
                                         -------------            ------------

                                           13,172,345               11,595,599
                                         -------------            ------------

LONG-TERM DEBT                             21,700,000               24,000,000
                                         -------------            ------------

LONG-TERM LIABILITIES
  Deferred income taxes                     8,561,757               10,702,885
  Retirement benefits other than
    pensions                                8,078,315                7,724,107
  Other                                     1,463,397                1,478,467
                                         -------------            ------------

                                           18,103,469               19,905,459
                                         -------------            ------------

MINORITY INTERESTS                            648,912                  896,895
                                         -------------            ------------

SHAREHOLDERS' EQUITY
  Preferred stock, no par                           -                        -
  Common stock, no par                     43,378,440               43,378,440
  Retained earnings                        45,874,455               40,163,310
  Unrealized gain (loss) on securities
    available for sale                     (1,961,676)               2,460,176
                                         -------------            ------------
                                           87,291,219               86,001,926
                                         -------------            -------------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY             $140,915,945             $142,399,879
                                        ===============          ==============


     See accompanying notes to condensed consolidated financial statements.

                           CFW COMMUNICATIONS COMPANY

                  Condensed Consolidated Statements of Income
                                  (Unaudited)




                                                Three Months Ended                           Six Months Ended
                                             ------------------------                     ----------------------
                                           June 30,             June 30,               June 30,               June 30,
                                             1997                 1996                   1997                   1996
                                           --------             --------               --------               --------
OPERATING REVENUES
  Wireline communications                $ 8,420,632           $ 7,917,085           $16,733,892            $15,956,618
  Wireless communications                  2,925,150             2,294,719             5,634,068              4,261,432
  Directory assistance                     2,544,388             1,649,605             4,459,975              3,274,813
  Other communications services              612,748               443,824             1,141,031                873,409
                                         -------------       -------------          ------------            -----------

                                          14,502,918            12,305,233            27,968,966             24,366,272
                                        -------------        -------------          ------------            -----------
OPERATING EXPENSES
  Maintenance and support                  2,502,451             2,432,266             4,566,505              4,779,672
  Depreciation & Amortization              2,231,207             1,897,927             4,417,569              3,711,454
  Customer operations                      3,406,814             2,761,002             6,452,099              5,508,284
  Corporate operations                     1,755,233             1,179,917             3,439,239              2,611,088
                                        -------------         -------------         -------------          ------------

                                           9,895,705             8,271,112            18,875,412             16,610,498
                                        -------------         -------------         -------------          ------------

OPERATING INCOME                           4,607,213             4,034,121             9,093,554              7,755,774

OTHER INCOME (EXPENSE)
  Other expenses, principally
    interest                                (191,987)             (411,325)             (582,221)              (747,875)
  Interest and dividend income                52,003               158,913               129,270                302,888
  Equity Income (loss)- Wireless
    Investees                                (15,241)              155,451                47,289                387,178
  Gain on sale of investment               5,077,379                     -             5,077,379                      -
                                        -------------         -------------         -------------           ------------

                                           9,529,367             3,937,160            13,765,271              7,697,965

INCOME TAXES                               3,591,353             1,465,960             5,202,359              2,875,569
                                        -------------         -------------         -------------          ------------

                                           5,938,014             2,471,200             8,562,912              4,822,396

MINORITY INTERESTS                           (32,616)             (139,186)             (177,588)              (184,263)
                                        -------------         -------------         -------------          -------------

NET INCOME                               $ 5,905,398           $ 2,332,014           $ 8,385,324            $ 4,638,133
                                        =============         =============         =============          ============

Net income per share:
  Income before minority
    interests                            $     0.455           $     0.189           $     0.656            $     0.369
  Minority interests                    (      0.003)         (      0.010)         (      0.014)          (      0.014)
                                        -------------         -------------         -------------          -------------

  Net income                             $     0.452           $     0.179           $     0.642            $     0.355
                                        =============         =============         =============          ============

Average shares outstanding                13,044,837            13,043,727            13,053,824             13,047,652
                                        =============         =============         =============          ============


Cash dividends per share                 $     0.103           $     0.098           $     0.206            $     0.196
                                        =============         =============         =============          ============


See accompanying notes to condensed consolidated financial statements.

                           CFW COMMUNICATIONS COMPANY

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                    Six Months Ended
                                                              June 30,             June 30,
                                                                1997                 1996
                                                           ------------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $ 8,385,324          $ 4,638,133
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation                                           4,169,502            3,351,370
      Amortization                                             248,067              360,084
      Deferred taxes                                           674,093              288,031
      Retirement benefits other than pensions                  354,208              293,485
      Other                                                    473,697              121,602
      Distributions received from investments                   68,649              155,141
      Equity from wireless investees                           (47,289)            (351,383)
      Minority interests, net of distributions                  28,918               38,508
      Gain on sale of investment                            (5,077,379)                   -
  Changes in assets and liabilities
      from operations:
    (Increase) decrease in accounts
      receivable                                            (2,571,279)              73,609
    (Increase) decrease in materials and
      supplies                                                 139,611               (9,590)
    (Increase) decrease in other current assets                561,938             (109,101)
    Decrease in accounts payable                              (655,354)          (1,697,484)
    Increase (decrease) in other accrued
      liabilities                                             (825,616)           1,013,149
    Increase in other current liabilities                    2,213,287              367,587
                                                          -------------        ------------

  Net cash provided by operating activities                  8,140,377            8,533,141
                                                          -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                       (6,192,361)          (7,012,081)
  Purchase of radio spectrum licenses                       (5,031,818)                   -
  Cash flows from securities and investments                   128,378              735,308
  Purchase of minority interest                             (1,103,481)                   -
  Proceeds from Sale of Investment                           6,594,399                    -
                                                          -------------        ------------

  Net cash used in investing activities                     (5,604,883)          (6,276,773)
                                                          -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends                                            (2,674,179)          (2,543,459)
  Repayment of borrowings                                   (2,300,000)                   -
  Other                                                              -             (175,176)
                                                           -------------       -------------

  Net cash used in financing activities                     (4,974,179)          (2,718,635)
                                                          --------------       -------------
  Decrease in cash and cash equivalents                     (2,438,685)            (462,267)
Cash and cash equivalents:
  Beginning                                                  3,003,607            5,264,986
                                                          -------------         ------------

  Ending                                                   $   564,922          $ 4,802,719
                                                          =============        ============

See accompanying notes to condensed consolidated financial statements.

                           CFW COMMUNICATIONS COMPANY

              Notes To Condensed Consolidated Financial Statements



(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1996, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996 and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

        Certain amounts on the 1996 financial statements have been reclassified, with no effect on net income, to conform with classifications adopted in 1997.

(2) The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

(3) The Company has currently outstanding 415,070 options to acquire shares of common stock, of which 211,768 are currently exercisable.

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

(4) In April, 1997 the Company sold its 30% limited interest in the Roanoke MSA Cellular Partnership to GTE Wireless (GTE) for approximately $6.6 million and recognized a gain on the sale of approximately $5.1 million. In addition, in April, 1997 the Company purchased from GTE an 8.4% limited interest in the Virginia RSA6 Cellular Partnership for approximately $1.1 million. At June 30, 1997, the Company has an 84% ownership interest in the Virginia RSA6 Cellular Partnership.


(5) In April, 1997, the Company and R&B Communications, Inc. (R&B) purchased from GTE part of its Personal Communications Services (PCS) radio spectrum license including most of West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. The acquisition price for the license was approximately $8.5 million of which the Company's share was approximately $4.25 million.

        In August, 1997 the Company and R&B formed the West Virginia PCS Alliance, L.C. (WV PCS Alliance) and contributed the aforementioned license along with PCS radio spectrum licenses for the Basic Trading Areas (BTAs) of Clarksburg-Elkins, WV; Fairmont, WV; Morgantown, WV; and Cumberland, MD. to the WV PCS Alliance. In August, 1997 the Company also invested $1.0 million of cash in the WV PCS Alliance. In exchange for the cash investment and contribution of licenses, the Company holds a 45% common ownership interest in the WV PCS Alliance.

        These licenses enable the WV PCS Alliance to build-out and operate a PCS system to provide PCS services to a 2.0 million populated area. The Company is managing such build-out. The WV PCS Alliance expects to commence operations during the first half of 1998. The Company will account for its investment in the WV PCS Alliance under the equity method of accounting and expects to provide guarantees for a portion of the debt obligations to be incurred by the WV PCS Alliance.



                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                 Of Financial Conditions And Results Of Operations


Three and Six Months Ended June 30, 1997 and 1996

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

Management expects continued proportionate growth in revenue, operating cash flows and operating income from its current consolidated operations. However, lower operating margins due to start-up costs of newer businesses are expected. The Company's recognition of its proportionate share of losses associated with the start-up of Virginia PCS Alliance, L.C. (VA Alliance), WV PCS Alliance, and other PCS joint ventures is expected to offset net income growth from consolidated operations and reduce net income as a percent of revenue. These losses are expected to continue to grow until build-out is completed and a sufficient customer base is established.

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



                           CFW COMMUNICATIONS COMPANY

Item 2.                 Management's Discussion And Analysis
                  Of Financial Conditions And Results Of Operations
                                   Continued

RESULTS OF OPERATIONS

The Company had net income of $5.9 million, or $0.45 per share, for the second quarter 1997, including a $5.1 million ($3.1 million after tax or $0.24 per share) gain on the sale of its investment in the Roanoke Cellular partnership. Exclusive of this gain, net income for the second quarter 1997 increased 18% to $2.8 million, or $0.21 per share, over second quarter 1996 net income of $2.3 million, or $0.18 per share. For the six months ended June 30, 1997 net income was $8.4 million or $0.64 per share up from $4.6 million or $0.36 per share for the prior year's comparable period. Operating revenues were $14.5 million for the second quarter 1997 and $28.0 million for the six months ended June 30, 1997, an 18% increase over second quarter 1996 revenues of $12.3 million and a 15% increase over the $24.4 million for the prior year's comparable period. Operating cash flows for the second quarter 1997 were $6.8 million, a 15% increase over second quarter 1996 operating cash flows of $5.9 million. Operating cash flows for the six months ended June 30, 1997 were $13.5 million, an 18% increase over the $11.5 million for the prior year's comparable period.

These results reflect strong contributions from CFW's managed cellular operations, positive cash flow contributions from wireless cable and growth in telephone access lines, minutes of use and calling features.

OPERATING REVENUES

Total operating revenues increased $2.2 million or 18% for the three months ended June 30, 1997 and $3.6 million or 15% for the six months then ended as compared to the same periods in 1996. These increases are primarily attributable to the net addition of over 10,000 combined cellular, paging and wireless cable customers from a year ago and an expansion of more than 60% of the Company's directory assistance contract. In addition, over 4% growth in access lines, 5% growth in access and toll minutes, double digit growth in calling features and doubling of internet customers have also contributed to the revenue increases.

WIRELINE COMMUNICATIONS

Revenues from the Company's wireline operations, which include telephone revenues, fiber optic network usage and wireline cable revenues, increased $0.5 million or 6% and $0.8 million or 5% for the three and six months ended June 30, 1997. Telephone revenues, which include local service, access and toll services, directory advertising and calling feature revenues were $7.1 million and $14.1 million for the three and six months ended June 30, 1997, an increase of $0.4 million or 6% and $0.5 million or 4%, respectively, over the comparable periods in 1996. These revenue increases were due in part to a 6% growth in toll and access minutes of use in second quarter 1997 compared to second quarter 1996 and a 5% growth for the comparable six month period ending June 30, 1997. Internet revenues increased $0.1 million or 89% and $0.2 million or 129% for the three and six months ended June 30, 1997. These increases reflect a 108% increase in the customer base over the first six months of 1996.

WIRELESS COMMUNICATIONS

Revenues from the Company's wireless communications, which include cellular, paging, wireless cable, and other miscellaneous revenues, increased $0.6 million or 28% and $1.4 million or 32% for the three and six months ended June 30, 1997. Cellular revenues, including access, air time and roaming charges, increased by $0.4 million or 24% for the



                           CFW COMMUNICATIONS COMPANY

Item 2.                 Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

three month period and $1.0 million or 31% for the comparable six month period. Contributing to this growth was a 43% growth in the RSA6 cellular customer base over the first six months of 1996. Wireless cable revenue increased $0.2 million or 39% and $0.4 million or 35% for the three and six months ended June 30, 1997, primarily due to customer growth of 31% over the comparable six months of 1996. The cable customer growth reflects continued penetration in the Charlottesville, Shenandoah Valley and Richmond markets.

DIRECTORY ASSISTANCE

The commencement of directory assistance services to customers seeking telephone numbers in New Jersey and Delaware during the first half of 1997 generated an additional $0.9 million or 54% and $1.2 million or 36% increase in revenues for the three and six month periods ending June 30, 1997 as compared to the same periods for 1996. The addition of New Jersey and Delaware is expected to generate, on an annualized basis, over 60% growth in calling volume.

OPERATING EXPENSES

Operating expenses increased $1,624,600 or 20% for the three month period ended June 30, 1997 and $2,264,900 or 14% for the six months then ended as compared to the same time periods in 1996. Approximately $800,000 and $1,100,000 of this increase for the three and six months ended June 30, 1997, respectively, was due to the operating expenses, excluding depreciation and amortization, of the Company's directory assistance service, which expanded to include New Jersey and Delaware during the first half of 1997. Depreciation and amortization expense increased $333,300 and $706,100 for the three and six months June 30, 1997 as a result of capital additions primarily in telephone, network, wireless cable, and information services businesses relating to continued business expansion.

As a percentage of total operating revenues, total operating expenses remained relatively unchanged at 68% for the three and six months ended June 30, 1997 as compared to the same time periods in 1996. The year over year decrease of operating expenses, excluding depreciation and amortization, as a percent of total operating revenues is offset by the continued growth in depreciation and amortization related to capital expansion.

MAINTENANCE AND SUPPORT EXPENSE

Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, increased $70,200 or 3% and decreased $213,200 or 4.5% for the three and six months ended June 30, 1997. The three month increase is primarily attributable to Company growth and property and equipment expansion. These expenses remained relatively consistent for the six months ended June 30, 1997 due to increases associated with growth in operations offset by a decrease in pricing for network facilities for the directory assistance service.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $333,300 or 18% and $706,100 or 19% for the three and six months period ended June 30, 1997. Capital expenditures related to wireless cable customer growth increased depreciation by approximately $163,000 and $450,000 for the three and six months ended June 30, 1997. Expansion of the fiber optic



                          CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


network for competitive access and the capital expenditures relating to the cellular business were also contributing factors to the increase in depreciation and amortization expense.

CUSTOMER OPERATIONS EXPENSE

Customer operations expense, which includes marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services, directory assistance services and local directory services increased $646,000 or 23% and $944,000 or 17% for the three and six month period ended June 30, 1997. This reflects continued training and additional staff related to the expansion of area codes handled for directory assistance in the New Jersey and Delaware areas.

CORPORATE OPERATIONS EXPENSE

Corporate operations expense, which includes taxes other than income, executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses increased $575,300 or 49% and $828,200 or 32% for the three and six month period ended June 30, 1997. This increase relates primarily to internal infrastructure growth necessary to support the growth in several of the businesses and increased benefits costs.

EQUITY INCOME FROM WIRELESS INVESTEES

Equity income from wireless investees, which includes equity earnings from the Company's interest in the Roanoke and RSA5 cellular partnerships decreased $170,700 or 110% and $339,900 or 88% for the three and six months ended June 30, 1997 as compared to the same periods in 1996. In April 1997, the Company sold its 30% limited interest in the Roanoke MSA cellular partnership to GTE and recognized a $5.1 million gain in the second quarter (see Note 4 to the Financial Statements).

INCOME TAXES

Income taxes increased $2,125,400 and $2,326,800 for the three and six months ended June 30, 1997 as compared to the same periods in 1996. This increase is due to an increase in taxable income from operations and $1.9 million of taxes from the gain on sale of the Roanoke MSA cellular partnership. The effective rate remained unchanged at 38% for the six month period ended June 30, 1997 and 1996.

MINORITY INTERESTS

Minority interests decreased $106,600 for the three month period ended June 30, 1997 as compared to the comparable period in 1996. As described in Note 4 to the Financial Statements, this was a result of the purchase of an additional 8.4% interest in the RSA6 partnership.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 1997, net cash provided by operating activities was $8.1 million. Principal changes in operating assets and liabilities included a $2.6 million increase in accounts receivable which represented the short term advances to the PCS Alliances, the addition of two states for the directory assistance contract,


                           CFW COMMUNICATIONS COMPANY

Item 2.                 Management's Discussion And Analysis
                  Of Financial Conditions And Results Of Operations
                                    Continued


and the receivable for directory advertising. Deferred tax liabilities decreased $2.1 million primarily due to the tax effect of the decrease in unrealized gain on securities available for sale. Other current liabilities increased $2.2 million due to the $1.9 million of additional income taxes payable relating primarily to the gain on the sale of the investment in Roanoke MSA cellular partnership. Finally, accounts payable and other accrued liabilities decreased by $655,400 and $825,600, respectively, due to the timing of payments at the quarter end.

The Company's investing activities for the six months ended June 30, 1997 included $6.2 million for the purchase of property and equipment, including $1.2 million towards the construction of the PCS facility, $770,000 for accounting and human resources software, and additions attributable to customer expansion throughout all operating divisions. Other significant investing activities include $5.0 million for the purchases of PCS and WCS radio spectrum licenses, $1.1 million use of funds for the purchase of a portion of VA RSA6 minority interest, and a $6.6 million source of funds representing the proceeds from the sale of the Roanoke MSA cellular partnership.

Net cash used in financing activities for the six months ended June 30, 1997 aggregated $5.0 million, including $2.3 million to repay funds borrowed on an available lines of credit and $2.7 million used to pay dividends on outstanding capital stock.

Capital expenditures for 1997 are expected to approximate 1996 levels in order for the Company to continue its growth trend in wireless communications and other services.

The Company has entered into guaranty agreements whereby the Company is committed to provide guarantees of up to $36.2 million of the VA PCS Alliance's debt and redeemable preferred obligations, with such guarantee becoming effective as obligations are incurred by the Alliance. At June 30, 1997, the Company has guaranteed $11.4 million of the Alliance's obligations.

As described in Note 4 to the Financial Statements, in August 1997 the Company invested approximately $1.0 million and contributed certain PCS licenses to the WVA PCS Alliance in exchange for 45% common ownership interest.

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

                 None.

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



                                         CFW COMMUNICATIONS COMPANY


August 13, 1997                          ----------------------------
                                         J. S. Quarforth, President
                                         and Chief Executive Officer








August 13, 1997                          -------------------------------
                                         C. S. Smith, VP-Administration,
                                               Treasurer and Secretary







August 13, 1997                          -------------------------------
                                         M. B. Moneymaker
                                         Vice President - Finance

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CFW COMMUNICATIONS COMPANY


August 13, 1997                          /s/ J. S. Quarforth
                                         ------------------------------------
                                         J. S. Quarforth, President
                                         and Chief Executive Officer



August 13, 1997                          /s/ C. S. Smith
                                         ------------------------------------
                                         C. S. Smith, VP-Administration,
                                         Treasurer and Secretary



August 13, 1997                           /s/ M. B. Moneymaker
                                          ------------------
                                          M. B. Moneymaker
                                          Vice President - Finance

EXHIBIT 27