Form 10-Q
period 1997-09-30
CFW COMMUNICATIONS CO
filed 1997-11-14
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


                               FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    September 30, 1997     Commission File No.  0-16751

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

                                             Yes    x       No

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class COMMON STOCK, NO PAR VALUE  Outstanding 11/13/97  12,982,748

                           CFW COMMUNICATIONS COMPANY


                                    I N D E X





                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets,
             September 30,1997 and December 31, 1996                       3-4


         Condensed Consolidated Statements of
         Income, Three and Nine Months Ended
         September 30, 1997 and 1996                                         5


         Condensed Consolidated Statements of
         Cash Flows, Nine Months Ended
         September 30,1997 and 1996                                          6


         Notes to Condensed Consolidated
         Financial Statements                                                7


         Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                       8-12


PART II. OTHER INFORMATION                                                  13


SIGNATURES                                                               14-15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                             September 30, 1997                        December 31,
                                                                   (unaudited)                             1996
CURRENT ASSETS
  Cash and cash equivalents                                        $    975,392                        $  3,003,607
  Accounts receivable, including
    interest receivable                                              12,921,331                           9,441,979
  Note receivable                                                             -                             126,062
  Materials and supplies                                              1,848,108                           2,019,836
  Prepaid expenses                                                      343,604                             345,277
  Income taxes receivable                                               113,297                             617,067
                                                                   -------------                       ------------
                                                                     16,201,732                          15,553,828
                                                                   -------------                       ------------

SECURITIES AND INVESTMENTS                                           18,017,242                          20,597,270
                                                                   -------------                       ------------

PROPERTY AND EQUIPMENT
  In service                                                        134,261,334                         124,388,071
  Under construction                                                  1,983,463                           2,807,983
                                                                   -------------                       ------------
                                                                    136,244,797                         127,196,054
  Less:  accumulated depreciation                                    41,661,989                          37,162,040
                                                                   -------------                       ------------

                                                                     94,582,808                          90,034,014
                                                                   -------------                       ------------
OTHER ASSETS
  Cost in excess of net assets
    of business acquired, less
    accumulated amortization                                         13,281,529                          12,660,497
  Deferred charges                                                    2,202,636                           2,198,923
  Deposit for PCS licenses                                                    -                           1,355,347
  Radio spectrum licenses                                             3,898,418                                   -
                                                                   -------------                       ------------

                                                                     19,382,583                          16,214,767
                                                                   -------------                       ------------

      TOTAL ASSETS                                                 $148,184,365                        $142,399,879
                                                                   =============                       ============

                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              September 30, 1997                       December 31,
                                                                   (unaudited)                             1996
CURRENT LIABILITIES
  Accounts payable                                                 $  2,994,280                        $  3,346,045
  Customers' deposits                                                   486,710                             469,566
  Advance billings                                                    2,121,522                           1,876,808
  Accrued payroll                                                       970,919                           1,007,883
  Accrued interest                                                      404,251                             726,000
  Note Payable                                                        1,090,141                                   -
  Other accrued liabilities                                           3,202,963                           2,987,816
  Deferred revenue                                                    1,620,905                           1,181,481
                                                                   -------------                       ------------

                                                                     12,891,691                          11,595,599
                                                                   -------------                       ------------

LONG-TERM DEBT                                                       25,556,160                          24,000,000
                                                                   -------------                       ------------

LONG-TERM LIABILITIES
  Deferred income taxes                                               9,243,702                          10,702,885
  Retirement benefits other than
    pensions                                                          8,253,859                           7,724,107
  Other                                                               1,455,933                           1,478,467
                                                                   -------------                       ------------

                                                                     18,953,494                          19,905,459
                                                                   -------------                       ------------

MINORITY INTERESTS                                                    1,395,302                             896,895
                                                                   -------------                       ------------

SHAREHOLDERS' EQUITY
  Preferred stock, no par                                                     -                                   -
  Common stock, no par                                               43,379,265                          43,378,440
  Retained earnings                                                  47,430,878                          40,163,310
  Unrealized gain (loss) on securities
    available for sale                                               (1,422,425)                          2,460,176
                                                                   -------------                       ------------

                                                                     89,387,718                          86,001,926
                                                                   -------------                       ------------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                       $148,184,365                        $142,399,879
                                                                   =============                       ============


See accompanying notes to condensed consolidated financial statements.

                       CFW COMMUNICATIONS COMPANY

              Condensed Consolidated Statements of Income
                              (Unaudited)

                                                        Three Months Ended                             Nine Months Ended
                                                 September 30,         September 30,          September 30,        September 30,
                                                      1997                 1996                   1997                  1996
OPERATING REVENUES
  Wireline communications                         $ 8,580,522           $ 7,875,830           $25,314,414            $23,832,448
  Wireless communications                           3,230,325             2,517,597             8,864,393              6,779,029
  Directory assistance                              2,857,631             1,620,104             7,317,606              4,894,917
  Other communications services                       488,101               523,497             1,629,132              1,396,906
                                                -------------         -------------          ------------            -----------

                                                   15,156,579            12,537,028            43,125,545             36,903,300
                                                -------------         -------------          ------------            -----------
OPERATING EXPENSES
  Maintenance and support                           2,453,825             2,581,365             7,020,330              7,580,579
  Depreciation & Amortization                       2,255,507             2,007,707             6,673,076              5,721,869
  Customer operations                               3,739,863             2,722,200            10,191,962              8,230,484
  Corporate operations                              1,575,394             1,178,274             5,014,633              3,567,112
                                                 -------------         -------------         -------------          ------------

                                                   10,024,589             8,489,546            28,900,001             25,100,044
                                                 -------------         -------------         -------------          ------------

OPERATING INCOME                                    5,131,990             4,047,482            14,225,544             11,803,256

OTHER INCOME (EXPENSE)
  Other expenses, principally
    interest                                         (368,629)             (336,133)             (950,850)            (1,084,008)
  Interest and dividend income                         96,218               106,496               225,488                409,384
  Equity Income (loss)- Wireless
    Investees                                         (39,017)              111,444                 8,272                498,622
  Gain on sale of investment                                -                     -             5,077,379                      -
                                                 -------------         -------------         -------------          ------------

                                                    4,820,562             3,929,289            18,585,833             11,627,254

INCOME TAXES                                        1,752,521             1,451,581             6,954,880              4,327,150
                                                 -------------         -------------         -------------          ------------

                                                    3,068,041             2,477,708            11,630,953              7,300,104

MINORITY INTERESTS                                   (174,390)             (185,786)             (351,978)              (370,049)
                                                 -------------         -------------         -------------          -------------

NET INCOME                                        $ 2,893,651           $ 2,291,922           $11,278,975            $ 6,930,055
                                                 =============         =============         =============          ============

Net income per share:
  Income before minority
    interests                                     $     0.235           $     0.189           $     0.891            $     0.559
  Minority interests                                   (0.013)               (0.014)               (0.027)                (0.028)
                                                 -------------         -------------         -------------          -------------

  Net income                                      $     0.222           $     0.175           $     0.864            $     0.531
                                                 =============         =============         =============          ============

Average shares outstanding                         13,052,932            13,071,149            13,054,758             13,052,528
                                                 =============         =============         =============          ============


Cash dividends per share                          $     0.103           $     0.098           $     0.309            $     0.294
                                                 =============         =============         =============          ============

See accompanying notes to condensed consolidated financial statements.

                       CFW COMMUNICATIONS COMPANY

            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                                Nine Months Ended
                                                                       September 30,          September 30,
                                                                            1997                  1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $11,278,975           $ 6,930,055
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation                                                        6,286,805             5,175,405
      Amortization                                                          483,168               546,464
      Deferred taxes                                                      1,012,720               524,171
      Retirement benefits other than pensions                               529,752               434,612
      Other                                                                 411,340              (418,391)
      Distributions received from investments                                99,704               155,141
      Equity from wireless investees                                         (8,272)             (440,552)
      Minority interests, net of distributions                              203,308               224,295
      Gain on sale of investment                                         (5,077,378)                    -
  Changes in assets and liabilities from operations:
    (Increase) decrease in accounts
      receivable                                                         (3,479,352)              (26,913)
    (Increase) decrease in materials and
      supplies                                                              171,728               (43,212)
    (Increase) decrease in other current assets                             270,997            (1,481,833)
    Decrease in accounts payable                                           (351,765)           (1,405,192)
    Increase (decrease) in other accrued
      liabilities                                                          (493,104)              855,938
    Increase in other current liabilities                                 1,351,999               951,127
                                                                       -------------         ------------

  Net cash provided by operating activities                              12,690,625            11,981,115
                                                                       -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                   (10,835,599)          (10,485,686)
  Purchase of radio spectrum licenses                                    (4,459,818)                    -
  Cash flows from securities and investments                               (853,759)           (3,156,270)
  Purchase of minority interest                                          (1,103,481)                    -
  Proceeds from Sale of Investment                                        6,594,399                     -
                                                                       -------------         ------------

  Net cash used in investing activities                                 (10,658,258)          (13,641,956)
                                                                       -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (payments) on borrowings                                     (50,000)            4,000,136
  Cash dividends                                                         (4,011,407)           (3,815,191)
  Stock redeemed                                                                825              (175,313)
                                                                       -------------        -------------

  Net cash used in financing activities                                  (4,060,582)                9,632
                                                                       -------------         ------------
  Decrease in cash and cash equivalents                                  (2,028,215)           (1,651,209)
Cash and cash equivalents:
  Beginning                                                               3,003,607             5,264,986
                                                                       -------------         ------------

  Ending                                                                $   975,392           $ 3,613,777
                                                                       ============          ============

See accompanying notes to condensed consolidated financial statements.

                           CFW COMMUNICATIONS COMPANY
              Notes To Condensed Consolidated Financial Statements

(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1996, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

        Certain amounts on the 1996 financial statements have been reclassified, with no effect on net income, to conform with classifications adopted in 1997.

(2) The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

(3) The Company has currently outstanding 420,670 options to acquire shares of common stock, of which 213,782 are currently exercisable.

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

(4) In April 1997, the Company sold its 30% limited interest in the Roanoke MSA Cellular Partnership to GTE Wireless (GTE) for approximately $6.6 million and recognized a gain on the sale of approximately $5.1 million. In addition, in April 1997, the Company purchased from GTE an 8.4% limited interest in the Virginia RSA6 Cellular Partnership for approximately $1.1 million. At September 30, 1997, the Company has an 84% ownership interest in the Virginia RSA6 Cellular Partnership.

(5) In April 1997, the Company and R&B Communications, Inc. (R&B) purchased from GTE part of its Personal Communications Services (PCS) radio spectrum license including most of West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. The acquisition price for the license was approximately $8.5 million of which the Company's share was approximately $4.25 million.

        In August 1997, the Company and R&B formed the West Virginia PCS Alliance, L.C. (WV PCS Alliance) and contributed the aforementioned license along with PCS radio spectrum licenses for the Basic Trading Areas (BTAs) of Clarksburg-Elkins, WV; Fairmont, WV; Morgantown, WV; and Cumberland, MD. to the WV PCS Alliance. In August 1997, the Company also invested $1.0 million of cash in the WV PCS Alliance. In addition, in August 1997, AEP Communications, LLC (AEPC), a subsidiary of Appalachian Electric Power (AEP) invested approximately $6 million in the WVA PCS Alliance and the VA PCS Alliance. As a result of the cash investments and contribution of licenses by the Company, coupled with the dilution of the Company's interest from AEP's investment in the partnership, the Company holds a 45% common ownership interest in the WV PCS Alliance as of the third quarter end.

        The contributed licenses enable the WV PCS Alliance to build-out and operate a PCS system to provide PCS services to a 2.0 million populated area. The Company is managing this build-out. The WV PCS Alliance expects to commence operations during the first half of 1998. The Company will account for its investment in the WVA PCS Alliance under the equity method of accounting and expects to provide guarantees for a portion of the debt obligations to be incurred by the WV PCS Alliance.

                       CFW COMMUNICATIONS COMPANY

Item 2.          Management's Discussion And Analysis
            Of Financial Conditions And Results Of Operations

Three and Nine Months Ended September 30, 1997 and 1996

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

The Company's strategy is to be a regional full-service provider of communications products and services to customers within an expanding service area. The Company has implemented this strategy through acquisitions, investments in spectrum licenses and internal growth through capital investment. In addition, the Company has leveraged its existing switching platform and fiber optic network by introducing new services such as long distance directory assistance, cable television, local Internet access, and various enhanced services such as Call Waiting and Caller Identification. These activities have contributed to considerable growth in the Company's operating revenues. In conjunction with this strategy, the Company opened its first integrated retail store in late September 1997, offering digital wireless phones and service, wireless cable, internet, and long distance.

As a result of the Company's increasing focus on and growth in wireless communications and other competitive communications related businesses, a larger percentage of the Company's operating revenues and operating cash flows are being generated by businesses other than the mature telephone operations. Operating cash flow is defined as operating income before depreciation and amortization. Management believes operating cash flow is a meaningful indicator of the Company's performance. Operating cash flow is commonly used in the wireless communications industry and by financial analysts and others who follow the industry to measure operating performance.

Management expects continued proportionate growth in revenue, operating cash flows and operating income from its current consolidated operations. However, lower operating margins due to start-up costs of newer businesses are expected. The Company's recognition of its proportionate share of losses associated with the start-up of Virginia PCS Alliance, L.C. (VA Alliance), WV PCS Alliance, and other PCS joint ventures is expected to offset net income growth from consolidated operations and reduce net income as a percent of revenue. These losses are expected to continue to grow until build-out is completed and a sufficient customer base is established. The VA Alliance became operational in late September 1997 and is being marketed under the Intelos brand name.

The Company wishes to caution readers that these forward-looking statements and any other forward-looking statements made by the Company are based on a number of assumptions including, but not limited to, continuation of economic growth and demand for wireless and wireline communications services; continuation of current level of services for certain material customers; reform initiatives being considered by the FCC

                       CFW COMMUNICATIONS COMPANY

Item 2.          Management's Discussion And Analysis
            Of Financial Conditions And Results Of Operations
                            (Continued)


being relatively revenue neutral; significant competition in the Company's telephone service area not emerging in 1997 and 1998; and achievement of build-out, operational, and marketing plans relating to deployment of PCS services. Any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements.

RESULTS OF OPERATIONS

The Company had net income of $2.9 million, or $0.22 per share, for the third quarter 1997. This represents a 26% increase over net income of $2.3 million, or $.175 per share for the third quarter 1996. For the nine months ended September 30, 1997 net income was $11.3 million or $0.86 per share including a $5.1 million ($3.1 million after tax or $0.24 per share) gain on the sale of its investment in the Roanoke Cellular partnership. Exclusive of this gain, net income for the nine months ended September 30, 1997 increased $1.2 million, or $0.09 per share, up from $6.9 million or $0.53 per share for the prior year's comparable period. Operating revenues were $15.2 million for the third quarter 1997 and $43.1 million for the nine months ended September 30, 1997, a 21% increase over third quarter 1996 revenues of $12.5 million and a 17% increase over the $36.9 million for the nine months ended September 30, 1996. Operating cash flows for the third quarter 1997 were $7.4 million, a 22% increase over third quarter 1996 operating cash flows of $6.1 million. Operating cash flows for the nine months ended September 30, 1997 were $20.9 million, a 19% increase over the $17.5 million for the prior year's comparable period.

These results reflect strong contributions from CFW's managed cellular operations, positive cash flow contributions from wireless cable, directory assistance and growth in telephone access lines, minutes of use and calling features.

OPERATING REVENUES

Total operating revenues increased $2.6 million or 21% for the three months ended September 30, 1997 and $6.2 million or 17% for the nine months then ended as compared to the same periods in 1996. These increases are primarily attributable to the net addition of over 10,000 combined cellular, paging and wireless cable customers from a year ago and doubling of the Company's directory assistance contract through the expansion of our contract with AT&T to include directory assistance in the states of N.J, Delaware and Pennsylvania. In addition, over 4% growth in access lines, 5% growth in access and toll minutes, double digit growth in calling features and an 83% increase in internet customers have also contributed to the revenue increases.

WIRELINE COMMUNICATIONS

Revenues from the Company's wireline operations, which include telephone revenues, fiber optic network usage and wireline cable revenues, increased $0.7 million or 9% and $1.5 million or 6% for the three and nine months ended September 30, 1997. Telephone revenues, which include local service, access and toll services, directory advertising and calling feature revenues were $7.2 million and $21.2 million for the three and nine months ended September 30, 1997, an increase of $0.5 million or 8% and $1.1 million or 5%, respectively, over the comparable periods in 1996. These revenue increases were due in part to a 4% growth in toll and access minutes of use in third quarter 1997 compared to third quarter 1996 and a 5% growth for the comparable nine month period ending

                       CFW COMMUNICATIONS COMPANY

Item 2.          Management's Discussion And Analysis
            Of Financial Conditions And Results Of Operations
                            (Continued)


September 30, 1997. Internet revenues increased $0.1 million or 89% and $0.2 million or 65% for the three and nine months ended September 30, 1997. These increases reflect an 83% increase in the customer base over the first nine months of 1996.

WIRELESS COMMUNICATIONS

Revenues from the Company's wireless communications, which include cellular, paging, wireless cable, and other miscellaneous revenues, increased $0.7 million or 28% and $2.1 million or 31% for the three and nine months ended September 30, 1997. Cellular revenues, including access, air time roaming charges, paging and voicemail increased by $0.5 million or 26% for the three month period and $1.5 million or 29% for the comparable nine month period. Contributing to this growth was a 41% growth in the RSA6 cellular customer base and a 31% growth in the paging customer base over the first nine months of 1996. Wireless cable revenue increased $0.2 million or 36% and $0.6 million or 35% for the three and nine months ended September 30, 1997, primarily due to customer growth of 26% over the comparable nine months of 1996. The cable customer growth reflects continued penetration in all of the markets it serves (Charlottesville, Shenandoah Valley and Richmond).

DIRECTORY ASSISTANCE

During the first half of 1997, the Company commenced directory assistance services to AT&T customers seeking telephone numbers in New Jersey and Delaware. During August through October 1997, the Company expanded this service to encompass Pennsylvania. Primarily due to these factors, directory assistance produced an additional $1.2 million or 76% and $2.4 million or 49% of revenues for the three and nine month periods ending September 30, 1997 as compared to the same periods for 1996. Although directory assistance has not reached it's full run rate in new traffic territories, year over year call volume is up 6.8 million or 41%. These new territiories are expected to generate, on an annualized basis, over 130% growth in calling volume.

OPERATING EXPENSES

Operating expenses increased $1.5 million or 18% for the three month period ended September 30, 1997 and $3.8 million or 15% for the nine months then ended as compared to the same periods in 1996. Of this increase, $1.2 million and $2.3 million for the three and nine months ended September 30, 1997, respectively, was due to the operating expenses, excluding depreciation and amortization, of the Company's directory assistance service, which expanded to include New Jersey, Delaware and parts of Pennsylvania during the first nine months of 1997.

As a percentage of total operating revenues, total operating expenses declined slightly to 66% and 67% for the three and nine months ended September 30, 1997 versus 68% for both comparable periods in 1996.

MAINTENANCE AND SUPPORT EXPENSE

Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, decreased $0.1 million or 5% and decreased $0.6 million or 7% for the three and nine months ended September 30, 1997, respectively.

                       CFW COMMUNICATIONS COMPANY

Item 2.          Management's Discussion And Analysis
            Of Financial Conditions And Results Of Operations
                            (Continued)

The reductions are primarily the result of access and other network pricing decreases coupled with better utilization of the Company's facilities and equipment infrastructure.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $0.2 million or 12% and $1.0 million or 17% for the three and nine months September 30, 1997 versus the comparable periods in 1996 as a result of capital additions primarily in network, cellular, wireless cable, and information services businesses relating to continued business expansion. Capital expenditures related to wireless cable customer growth accounted for $0.1 million and $0.5 million of this depreciation and amortization increase. Expansion of the fiber optic network for competitive access contributed $0.1 million and $0.2 million for the three and nine months September 30, 1997 versus the comparable periods in 1996.

CUSTOMER OPERATIONS EXPENSE

Customer operations expense, which includes marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services, directory assistance services and local directory services increased $1.0 million or 37% and $2.0 million or 24% for the three and nine month period ended September 30, 1997. Approximately 90% of these increases relate to the directory assistance business and reflect continued training and additional staff related to the expansion of states handled for the new directory assistance markets served. Additionally, the Company has invested resources in customer service related functions in order to support the Company's revenue growth businesses.

CORPORATE OPERATIONS EXPENSE

Corporate operations expense, which includes taxes other than income, executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses increased $0.4 million or 34% and $1.4 million or 41% for the three and nine month period ended September 30, 1997. This increase relates primarily to internal infrastructure growth necessary to support the growth in several of the businesses and increased benefits costs.

EQUITY INCOME FROM WIRELESS INVESTEES

Equity income from wireless investees, which includes equity earnings from the Company's interest in the RSA5 cellular partnership and the PCS Alliance partnerships decreased $0.2 million or 135% and $0.5 million or 99% for the three and nine months ended September 30, 1997 as compared to the same periods in 1996. This decrease is primarily due to the sale of the Company's 30% limited interest in the Roanoke MSA cellular partnership to GTE in April 1997 (see Note 4 to the Financial Statements). Additionally, the Company reported $0.1 million of PCS losses associated with the start-up of PCS operations by the Virginia PCS Alliance in late September 1997.

INCOME TAXES

Income taxes increased $0.3 million and $2.6 million for the three and nine months ended September 30, 1997 as compared to the same periods in 1996. This increase is due to an increase in taxable income from operations and $1.9 million of taxes from the gain on sale of the Roanoke MSA cellular partnership. The effective rate remained unchanged at 38% for the nine month period ended September 30, 1997 and 1996.

                       CFW COMMUNICATIONS COMPANY

Item 2.          Management's Discussion And Analysis
            Of Financial Conditions And Results Of Operations
                            (Continued)




LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 1997, net cash provided by operating activities was $12.7 million. Principal changes in operating assets and liabilities included a $3.5 million increase in accounts receivable which represented the short term advances to the PCS Alliances, the addition of two states for the directory assistance contract, and the receivable for directory advertising. Other current liabilities increased $1.4 million primarily due to the $1.1 million funding for operating expenses. This is offset by the decrease in accounts payable and other accrued liabilities of $0.4 million and $0.5 million, respectively.

The Company's investing activities for the nine months ended September 30, 1997 included $10.8 million for the purchase of property and equipment, including $1.7 million towards a new office and switch facility to be used by our wireless operations, $1.8 million for billing, accounting and human resources software, and additions attributable to customer expansion and infrastructure build out throughout all operating divisions. The Company also purchased $4.5 million of PCS and WCS radio spectrum licenses with approximately $4.2 million of PCS radio sprecturm licenses being contributed to the WVA PCS Alliance (see note 5). Additionally, the Company contributed $0.9 million to the WVA PCS Alliance. Finally, the Company purchased $1.1 million of minority interest in the VA RSA6 partnership and realized $6.6 million from the sale of the Roanoke MSA cellular partnership.

Net cash used for financing activities for the nine months ended September 30, 1997 aggregated $4.1 million which primarily represents payment of dividends on outstanding capital stock.

The Company has entered into guaranty agreements whereby the Company is committed to provide guarantees of up to $36.2 million of the VA PCS Alliance's debt and redeemable preferred obligations, with such guarantee becoming effective as obligations are incurred by the Alliance. At September 30, 1997, the Company has guaranteed $13.2 million of the Alliance's obligations.

See Note 4 to the Financial Statements for discussions relative to the PCS Alliances cash flow activity.

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

                 None

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



                                               CFW COMMUNICATIONS COMPANY


November 11, 1997                        s/J. S. Quarforth
                                        ------------------------------------
                                         J. S. Quarforth, President
                                         and Chief Executive Officer








November 11, 1997                        s/C. S. Smith
                                        ------------------------------------
                                         C. S. Smith, VP-Administration,
                                         Treasurer and Secretary







November 11, 1997                        s/M. B. Moneymaker
                                        ------------------------------------
                                         M. B. Moneymaker
                                         Vice President - Finance