Form 10-K
period 1997-12-31
CFW COMMUNICATIONS CO
filed 1998-03-30
CIK 829676

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

___  (Mark One)

 x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     (FEE REQUIRED)
For fiscal year ended December 31, 1997

                                       OR

---
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     (NO FEE REQUIRED)

For the transition period from _______ to ____________________________________

                         Commission file number: 0-16751

                        CFW COMMUNICATIONS COMPANY

           Virginia                                  54-1443350
(State or other jurisdiction of                  (I. R. S. employer
 incorporation or organization)                identification number)

P. O. Box 1990, Waynesboro, Virginia                      22980
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     540-946-3500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                  Name of Each Exchange on Which Registered
       None                                             None

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

         YES   X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 1998; $305,256,109. (In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The aggregate market value has been computed based upon the average of the bid and asked prices as of March 9, 1998.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class    Common Stock, no par value

Outstanding March 9, 1998 13,008,934 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Information from the following documents has been incorporated by reference in this report:

         --- Annual Report to Shareholders for year ended December 31, 1997
             PARTS I AND II

         --- Proxy Statement for 1998 Annual Meeting of Shareholders - PARTS I
             AND III


                                                         2

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                                     PART I

Item  1.  BUSINESS

CFW Communications Company ("CFW" or the "Company") is a diversified telecommunications provider offering a broad range of integrated telecommunications products and services to business and residential customers in Virginia and surrounding states, through its wireline, wireless and other operating divisions. The Company's products and services include local telephone, long distance, personal communications services (PCS), cellular, paging, wireless and wireline cable television, directory assistance, competitive access, local internet access, and alarm monitoring and installation.

The Company's business strategy is to be a regional, integrated, full-service provider of voice, data and video communications products and services to customers within an expanding service area. The principal components of the Company's strategy include; (I)offering a full range of communications products and services; (ii) focusing on wireless communications and other higher growth products and services; (iii) continuing its tradition of delivering high quality service to its customers; and (iv) expanding its geographic presence throughout Virginia and surrounding states.

The Company provides wireline services such as local exchange and telephone service to approximately 30,000 customers in the cities of Waynesboro, Clifton Forge and Covington, Virginia, and the surrounding counties, and maintains approximately 36,000 access lines throughout its assigned territory. The Company is a certified local exchange carrier in an eleven county area in Central and Western Virginia and, with interconnection agreements in place with two incumbent local telephone providers, the Company expects to commence providing local telephone and long distance services to surrounding communities during 1998.

In addition to its local telephone operations, the Company, owns and operates over 450 miles of fiber optic cable in Western and Central Virginia, using state-of-the-art electronics, thus establishing a regional backbone for the rapid deployment of broadband services beyond traditional franchise boundaries. During 1997 CFW connected its fiber network to Carolina's FiberNet. This continguous network serves eight states and represents 3,400 miles of fiber cable. Having already constructed competitive access networks in Harrisonburg and Charlottesville, Virginia, and with other markets planned within the region, CFW is positioned to offer local telephone and long distance service. CFW also leases capacity on this network to long distance carriers and provides private network facilities and local internet access. Continued expansion and enhancement of the network infrastructure is a key element in the strategic plan to provide a regional platform for the deployment of new services such as Personal Communications Services (PCS) and facilitates the Company's planned offering of local telephone and long distance services to surrounding communities.

The Company purchased the Alleghany County wireline cable system from Sammons Communications Company, Inc. in mid year 1995 and now operates a traditional coaxial cable system and services 7,200 customers in Alleghany County, Virginia. During 1996, the Company completed the rebuild and expansion of this wireline system to a state-of-the-art hybrid fiber coaxial (HFC) network with 750 MHZ of capacity. This upgrade provides better signal quality, expands the number of channels and includes additional premium channels. This new HFC network provides the infrastructure for the Company to offer high speed modems for service such as Internet and allows the Company to offer voice, data and video over a single wireline network.

The Company also currently provides wireless communications products and services such as cellular, personal communication services, paging and cable. The Company owns approximately 84% of, and is the general partner in, a limited partnership that provides cellular service in Virginia RSA6, a cellular geographic area in Western Virginia covering a population of approximately 200,000 and 75 miles of interstate highway. The Company also is a limited partner in the partnership providing cellular service in the Virginia RSA5, in which it has a 22% interest. In April 1997, the Company sold its 30% limited interest in the Roanoke MSA Cellular Partnership to GTE Wireless for approximately $6.6 million. In addition, in 1997 the Company purchased from GTE an 8.4% limited interest in Virginia RSA6 for approximately $1.1 million. Additional information regarding this transaction is included in Note 2, Pages 20 and 21 of the Annual Report of CFW to its shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

The Company has a 21% common ownership interest in Virginia PCS Alliance, L.C., (VA Alliance) a provider of PCS serving 1.6 million populated area in central and western Virginia. The Company also has a 45% common ownership interest in the West Virginia PCS Alliance, L.C. (WV Alliance), an owner of PCS radio spectrum licenses for most of West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. Additional information regarding these PCS investments is included in Note 2 Pages 20 and 21 of the Annual Report of CFW to its Shareholders for the year ended December 31, 1997 and is incorporated herein by reference.

The Company owns and operates wireless cable systems in the Charlottesville, Shenandoah Valley and Richmond, Virginia markets. These systems currently provide wireless cable service to approximately 13,000 customers. In 1997 the Company commenced providing high-speed internet service in the Charlottesville market which utilizes the wireless cable spectrum. The Company expects to launch similar services in its remaining markets during 1998.

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

CFW also provides operator based information services for AT&T customers requesting phone numbers in the mid-Atlantic states. During 1997 the Company expanded its contract with AT&T to include directory assistance in the states of New Jersey, Delaware and Pennsylvania. The Company also commenced providing services to its PCS customers and GTE wireless customers in Virginia and Pennsylvania. The Company currently handles more than 220,000 requests per business day and provides employment for approximately 450 directory assistance positions. The contract with AT&T commenced on December 1, 1994 and has an initial term of five years. The Company has two calling centers dedicated to these operations. These facilities can be leveraged to provide directory assistance for other telecommunication companies, call completion and other operator services.

The Company provides other communications services such as alarm installation and monitoring, billing and collection services to long distance carriers within the Company's local telephone exchange, and a regional telephone directory that is used by both its customers and customers in neighboring local exchanges.

The percentage of total sales contributed by each class of service is as follows:

                               1997         1996         1995
                               ----         ----         ----

Wireline communications          58.4%        65.0%        67.8%
Wireless communications          19.9%        18.5%        17.7%
Directory assistance             17.9%        12.8%        10.9%
Other communications services     3.8%         3.7%         3.6%

Construction materials and equipment are furnished from dependable suppliers. Delivery of materials and equipment is being made on normal schedules. Programs have been initiated by the registrant to conserve fuel and energy. Regulations published by the Federal Energy Office give high priority to telephone companies in the allocation of fuel in the event of a shortage.

CFW Telephone Inc., a wholly-owned subsidiary, holds a Certificate of Public Convenience and Necessity granted by the State Corporation Commission of Virginia to provide telephone services in its certificated area. CFW Telephone, Inc. also holds franchises

CFW COMMUNICATIONS COMPANY                                             FORM 10-K

granted by the cities of Clifton Forge, Covington and Waynesboro which expire in 2021 and the town of Iron Gate which expires in 2024. These franchises grant CFW Telephone, Inc. the right to place its poles and wires in the respective jurisdictions.

CFW Network Inc., a wholly-owned subsidiary, operates a fiber optic network which is unique to the area it serves. It holds a Certificate of Public Convenience and Necessity to provide interexchange services anywhere within the Commonwealth of Virginia and in 1996 was granted a Certificate of Public Convenience and Necessity to provide local exchange telecommunications services in all or parts of the following Virginia counties: Albemarle, Amherst, Augusta, Bedford, Campbell, Frederick, Nelson, Roanoke, Rockbridge, Rockingham, and Shenandoah, and in the following Virginia cities: Roanoke, Lynchburg, Salem, Charlottesville, Harrisonburg, Bedford, Lexington, Staunton, Winchester, and Buena Vista. The Company will compete with other local telephone companies.

CFW Cable of Virginia Inc., a wholly owned subsidiary, provides coaxial cable service in primarily the same franchised area as CFW Telephone Inc. provides local telephone service in the Clifton Forge and Covington area. Over-the-air broadcasting, direct broadcast satellite service and other satellite based services may compete with the Company's wireline cable system.

CFW Wireless Inc., a wholly-owned subsidiary, provides analog cellular and digital PCS services in Virginia RSA6. CFW Wireless competes with another cellular provider in Virginia RSA6 and also with PCS providers which offer personal communication services (PCS). The Virginia PCS Alliance offers PCS, a new 100% digital wireless technology, in eleven Virginia cities and their surrounding communities. The West Virginia Alliance is expected to commence proving PCS services in 1998 in five West Virginia cities and their surrounding communities. PCS provides higher voice quality, longer battery life, text messaging and more enhanced features than cellular. PCS will initially compete with local telephone and cellular providers through fixed wireline replacement and limited mobility services.

CFW Cable Inc., a wholly-owned subsidiary, has FCC licenses and lease arrangements with FCC licensees to provide wireless cable service in the Shenandoah Valley, Charlottesville, Richmond, Lynchburg, Winchester, Virginia/Martinsburg, West Virginia markets. Conventional cable television service and over-the-air-broadcasting, direct broadcast satellite service and other satellite-based services also may compete with the Company's wireless cable television operations.

In early 1996, Congress passed the Telecommunications Act of 1996, aimed at increasing competition in telecommunications services such as local telephone, cable and long distance. The Company has developed a strategic plan to capitalize on these opportunities and, as previously stated, is now certified by the

CFW COMMUNICATIONS COMPANY                                          FORM 10-K

State Corporation Commission to provide local telephone services to an eleven county region in the central and western portions of Virginia.

Seasonal effect on the business is not material. No extended payment terms are made to customers. Orders for installation of services are being filled on a current basis. No material part of the business is done with the Government. Research and development is performed by the registrant's suppliers. For the years ended December 31, 1997, 1996 and 1995, AT&T accounted for 34%, 24% and 24%, respectively, of the registrant's consolidated revenues. These revenues primarily consisted of carrier access charges for long distance services, billing and collection services and directory assistance.

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

The Company employs 567 regular full-time and part-time persons.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for 1998 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company: continuation of economic growth and demand for wireless and wireline communications services; continuation of current level of services for certain material customers; reform initiatives being considered by the FCC being relatively revenue neutral; significant competition in the Company's telephone service area not emerging in 1998; the impact on capital requirements and earnings from new business opportunities and expansion into new markets; anticipated competitive activity; and achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those achieved in 1997 and forward-looking statements. Forward-looking statements included herein are as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                      EXECUTIVE OFFICERS OF THE COMPANY

Name                             Office                       Age
----                             ------                       ---
J. W. Brownlee                 Vice President - COO Wireline           57
W. C. Catlett                  Vice President - Strategy and
                                Business Development                   38
D. E. Lowe                     President - West Virginia
                                Operations                             56
D. R. Maccarelli               Senior Vice President                   45
M. B. Moneymaker               Vice President - Finance                40
J. S. Quarforth                President and Chief Executive Officer   43
C. A. Rosberg                  Senior Vice President                   45
C. S. Smith                    Vice President - Administration,
                                Treasurer and Secretary                37
W. M. Zirkle                   Vice President and COO - Wireless       40


Information for Mr. Quarforth and Mr. Rosberg is included under the heading "Election of Directors" in the Proxy Statement of the registrant for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Mr. Brownlee became Vice President and Chief Operating Officer - Wireline in January 1997 after serving as Vice President - Telephone Operations since January 1989. Previously he served as Outside Plant Engineering and Construction Manager from October 1978 until January 1989.

Mr. Catlett became Vice President - Strategy and Business Development in January 1997 after serving as Director of Business Development since January 1994. Previously, he served as Planning and Regulatory Manager from April 1992 until January 1994 and Revenue Requirements Manager from May 1990 until April 1992.

Mr. Lowe became President of West Virginia operations in January 1998. Previously, he was employed by Charles Ryan Associates, a public relations and advertising firm, from January 1997 until December 1997. From August 1995 until December 1996 he was self- employed as an independent consultant. During a period of this time, he served as President of Glade Springs LLC, a recreational resort and residential development company. From 1963 through August 1995, Mr. Lowe was employed by Bell Atlantic. From February 1993 until August 1995 he served as President and Chief Executive Officer for Bell Atlantic - West Virginia. His 32 year telecommunications career at Bell Atlantic included executive level positions in operations, advertising and corporate relations, external affairs, and strategic planning.

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

CFW COMMUNICATIONS COMPANY                                         FORM 10-K

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

Mr. Zirkle became Vice President and Chief Operating Officer - Wireless in February 1996 and became an executive officer of the Company effective April 1997. Previously he founded and was a principal, since 1990, in Essex Communications Partners, Inc., a telecommunications management and consulting firm serving the wireless industry.

Item  2.  PROPERTIES

The Company owns its four exchange buildings and all equipment therein in the cities of Clifton Forge, Covington and Waynesboro and the rural community of Potts Creek. The Company also owns a plant service center building located approximately one mile from the Waynesboro and Covington exchange buildings. The Company owns its corporate headquarters building located in Waynesboro, Virginia. Additionally, the Company owns two 15,700 square feet directory service centers, one located in Clifton Forge, Virginia and the other located in Waynesboro, Virginia. The Company owns a 14,400 square foot building located adjacent to its directory service center in Waynesboro, Virginia for purposes of housing its main PCS operations. The Company is currently constructing a 31,000 square foot building located adjacent to its main PCS operations building for purposes of housing its integrated customer care facilities. In addition, the Company is also constructing a 6,400 square foot retail store located in Waynesboro, Virginia. All buildings are of masonry construction and are in good condition.

Item  3.  LEGAL PROCEEDINGS

                      None.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ending December 31, 1997.

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed in the Nasdaq National Market. The number of registered shareholders totaled 2,884 as of December 31, 1997, an increase of one since December 31, 1996. The range of bid prices for the two most recent fiscal years is included in a table under the heading "Quarterly Review" on Page 31 of the Annual Report of CFW Communications Company to its shareholders for the year ended December 31, 1997 and is incorporated herein by reference. The regular cash dividend paid for each quarter of 1997 and 1996 was $0.103 and $0.098, respectively, totaling $0.412 and $0.392.

The Company's 7.26% unsecured senior notes contain restrictive covenants including restrictions relating to the payment of dividends. Pursuant to the restrictions of the senior notes, approximately $9.0 million of the Company's consolidated retained earnings were available for the payment of dividends at December 31, 1997.

Item  6.  SELECTED FINANCIAL DATA

The information included under the heading "Selected Financial Data and Five Year Growth Comparison" on Page 31 of the Annual Report of CFW Communications Company to its Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis" found on Pages 27 through 30 of the Annual Report of CFW Communications Company to its Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated herein by reference to the Annual Report of CFW Communications Company to its Shareholders for the year ended December 31, 1997 as follows:

Financial statements and Independent Auditor's Report found on Pages 14 through 26.

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None

CFW COMMUNICATIONS COMPANY                                           FORM 10-K

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the heading "Election of Directors" in the definitive Proxy Statement of the registrant for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information included under the heading "Summary Compensation Tables" in the definitive Proxy Statement of the registrant for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included under the heading "Election of Directors" in the definitive Proxy Statement of the registrant for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the heading "Election of Directors" in the definitive Proxy Statement of the registrant for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

CFW COMMUNICATIONS COMPANY                                           FORM 10-K

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1.      Financial Statements

              The following financial statements of CFW Communications Company are incorporated by reference in Part II, Item 8 of this FORM 10-K:

              Consolidated Balance Sheets at December 31, 1997, 1996, and 1995.

              Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995.

              Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

              Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995.

              Notes to Consolidated Financial Statements.

              Independent Auditor's Report.

      2.      Exhibits

              (3) Amendment to Bylaws dated December 1997 included herein.
                  Articles of Incorporation and Bylaws, including all other amendments thereto, are incorporated by reference to Form 10-K, Exhibit 3, of CFW Communications Company dated March 11, 1996.

              (4) Original Note Agreement dated as of January 1, 1993 for
                  $20,000,000 7.26% senior notes due January 1, 2008 is incorporated herein by reference to Form 10-K, Exhibit 4, of CFW Communications Company dated March 24, 1993.

             (10) The previously filed 1997 Stock Compensation Plan,
                  Non-Employee Directors' Stock Option Plan and 1997 Employee Stock Purchase Plan are hereby incorporated by reference to the Company's Registration Statement on Forms S-8. (Regis. Nos. 333-40753, 333-40751 and 333-45593, respectively). The previously filed 1998 Stock Option plan is incorporated herein by reference to the Company's Registration Statement on Form S-4. (Regis. No. 33-20201) Annex IV.*

             (13) Annual Report of CFW Communications Company to its
                  shareholders for the year ended December 31, 1997
                  (See Note 1).

CFW COMMUNICATIONS COMPANY                                         FORM 10-K

             (21) Subsidiaries of the registrant.

             (23) Consent of McGladrey and Pullen, LLP.

             (27) Financial Data Schedule for year ended December 31, 1997 and
                  Restated Financial Data Schedules (restated for the adoption of Financial Accounting Standards Board Statement No. 128, Earnings Per Share) for year ended December 31, 1996, and quarters ended March 31, 1997 and 1996, June 30, 1997 and 1996, and September 30, 1997 and 1996.

       Note 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the Annual Report shall not be deemed "filed" as part of this Form 10-K.

                 * Compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 14(C) Form 10-K.

   (b) Reports on Form 8-K.

              There were no reports on Form 8-K for the three months ended December 31, 1997.

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CFW COMMUNICATIONS COMPANY

Dated:  March 24, 1997

                                   By
                                      -----------------------------
                                       J. S. Quarforth, President
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


---------------------------     Chairman of the Board,
R. S. Yeago, Jr.                and Director                      March 26, 1998

                                President and
----------------------------    Chief Executive Officer,          March 26, 1998
J. S. Quarforth                 and Director

----------------------------    Senior Vice President,
C. A. Rosberg                   and Director                      March 26, 1998



-----------------------------   Director                          March 26, 1998
C. P. Barger


-----------------------------   Director                          March 26, 1998
W. W. Gibbs, V


------------------------------  Director                          March 26, 1998
J. B. Mitchell, Sr.


------------------------------  Director                          March 26, 1998
C. W. McNeely, III


------------------------------  Director                          March 26, 1998
J. N. Neff


------------------------------  Vice President-Administration,
C. S. Smith                     Treasurer and Secretary           March 26, 1998


------------------------------  Vice President-Finance            March 26, 1998
M. B. Moneymaker


CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CFW COMMUNICATIONS COMPANY

Dated:  March 26, 1997

                                   By  s/ J. S. Quarforth
                                      -----------------------------
                                       J. S. Quarforth, President
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

s/ R. S. Yeago, Jr.
---------------------------     Chairman of the Board,
R. S. Yeago, Jr.                and Director                      March 26, 1998

s/ J. S. Quarforth              President and
----------------------------    Chief Executive Officer,          March 26, 1998
J. S. Quarforth                 and Director

s/ C. A. Rosberg
----------------------------    Senior Vice President,
C. A. Rosberg                   and Director                      March 26, 1998


s/ C. P. Barger
-----------------------------   Director                          March 26, 1998
C. P. Barger

s/ W. W. Gibbs, V
-----------------------------   Director                          March 26, 1998
W. W. Gibbs, V

s/ J. B. Mitchell, Sr.
------------------------------  Director                          March 26, 1998
J. B. Mitchell, Sr.

s/ C. W. McNeely, III
------------------------------  Director                          March 26, 1998
C. W. McNeely, III

s/ J. N. Neff
------------------------------  Director                          March 26, 1998
J. N. Neff

s/ C. S. Smith
------------------------------  Vice President-Administration,
C. S. Smith                     Treasurer and Secretary           March 26, 1998

s/ M. B. Moneymaker
------------------------------  Vice President-Finance            March 26, 1998
M. B. Moneymaker