Form 10-Q
period 1998-03-31
CFW COMMUNICATIONS CO
filed 1998-05-15
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    March 31, 1998          Commission File No.  0-16751
                      ---------------------                          ---------

                           CFW COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            VIRGINIA                                         54-1443350
--------------------------------------------------------------------------------
(State  or  other  jurisdiction  of                       (I R S  employer
incorporation or organization)                           identification no.)


P. O. Box 1990, Waynesboro, Virginia                            22980
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code   540-946-3500
                                                  ------------------

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

                                             Yes    x       No
                                                ----------    -----------


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class COMMON STOCK, NO PAR VALUE  Outstanding 5/13/98  13,008,934

                           CFW COMMUNICATIONS COMPANY


                                    I N D E X



                                                                         Page
                                                                        Number
                                                                        ------

PART  I. FINANCIAL INFORMATION
        Condensed Consolidated Balance Sheets,
            March 31, 1998 and December 31, 1997                         3-4


        Condensed Consolidated Statements of
        Income, Three Months Ended
        March 31, 1998 and 1997                                            5


        Condensed Consolidated Statements of
        Cash Flows, Three Months Ended
        March 31, 1998 and 1997                                            6


        Condensed Consolidated Statements of
        Shareholders' Equity, Three Months Ended
        March 31, 1998 and the Year Ended 1997                             7


        Notes to Condensed Consolidated Financial
        Statements                                                       8-9


        Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                     10-15


PART II. OTHER INFORMATION                                                16


SIGNATURES                                                             17-18



                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets



                                                                        March 31,1998               December 31,
                                                                         (Unaudited)                    1997
                                                                     ---------------------       --------------------
ASSETS

Current Assets
     Cash and cash equivalents                                  $              144,273     $             1,224,347
     Accounts receivable                                                    10,760,985                  12,931,115
     Materials and Supplies                                                  1,979,266                   2,039,345
     Prepaid expenses and other                                                349,613                     349,617
                                                                     ---------------------       --------------------

                                                                            13,234,137                  16,544,424
                                                                     ---------------------       --------------------

Securities and Investments                                                  17,571,053                  16,873,601
                                                                     ---------------------       --------------------

Property and Equipment
     In service                                                            136,622,548                 135,689,959
     Under construction                                                      3,375,124                   2,013,191
                                                                     ---------------------       --------------------

                                                                           139,997,672                 137,703,150
     Less accumulated depreciation                                          44,337,670                  42,032,163
                                                                     ---------------------       --------------------

                                                                            95,660,002                  95,670,987
                                                                     ---------------------       --------------------
Other Assets
     Cost in excess of net assets of                                        13,030,938                  13,062,856
       business acquired, less accumulated
amortization
     Deferred charges                                                        1,862,778                   2,311,206
     Radio spectrum licenses                                                 5,153,487                   3,984,455
                                                                     ---------------------       --------------------

                                                                            20,047,203                  19,358,517
                                                                     ---------------------       --------------------


                                                                $          146,512,395     $           148,447,529
                                                                     =====================       ====================



See Notes to Condensed Consolidated Financial Statements.



                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets



                                                                       March 31, 1998            December 31,
                                                                        (unaudited)                  1997
                                                                     -------------------      -------------------
Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable                                             $          4,803,684     $           4,169,282
     Customers' deposits                                                       458,321                   457,343
     Advance billings                                                        2,065,713                 2,081,491
     Accrued payroll                                                           525,672                 1,459,821
     Accrued interest                                                          383,586                   815,622
     Other accrued liabilities                                               2,702,728                 2,651,719
     Deferred revenue                                                        1,467,800                 1,329,877
     Income taxes payable                                                      325,909                   124,545
                                                                     -------------------      -------------------

                                                                            12,733,413                13,089,700
                                                                     -------------------      -------------------

Long-Term Debt                                                              19,969,796                24,606,160
                                                                     -------------------      -------------------

Long-term Liabilities
     Deferred income taxes                                                  10,429,551                 9,242,246
     Retirement benefits other than                                          8,610,280                 8,431,688
pensions
     Other                                                                   1,993,609                 1,471,543
                                                                     -------------------      -------------------

                                                                            21,033,440                19,145,477
                                                                     -------------------      -------------------

Minority Interests                                                           1,285,289                 1,150,690
                                                                     -------------------      -------------------

Commitments

Shareholders' Equity
     Preferred stock, no par                                                         -                         -
     Common stock, no par                                                   43,420,298                43,420,269
     Retained earnings                                                      48,070,159                47,035,233
                                                                     -------------------      -------------------

                                                                            91,490,457                90,455,502
                                                                     -------------------      -------------------


                                                                  $        146,512,395     $         148,447,529
                                                                     ===================      ===================



See Notes to Condensed Consolidated Financial Statements.







                           CFW COMMUNICATIONS COMPANY

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                 March 31,               March 31,
                                                                                   1998                    1997

Operating Revenues
     Wireline communications                                              $        9,211,446    $          8,313,260
     Wireless communications                                                       3,159,444               2,708,918
     Directory assistance                                                          3,269,466               1,915,587
     Other communications services                                                   594,926                 528,283

                                                                                  16,235,282              13,466,048

Operating Expenses
     Maintenance and support                                                       2,642,594               2,064,054
     Depreciation and amortization                                                 2,493,675               2,186,362
     Customer operations                                                           3,893,580               3,045,285
     Corporate operations                                                          1,658,555               1,684,006

                                                                                  10,688,404               8,979,707

Operating Income                                                                   5,546,878               4,486,341

Other Income (Expenses)
     Other expenses, principally interest                                           (189,538)               (390,234)
     Interest and dividend income                                                     24,839                  77,267
     Equity loss from PCS investees                                                 (895,583)                      -
     Equity income from other wireless investees                                       4,506                  62,530
     Loss on write-down of investment                                               (270,067)                      -

                                                                                   4,221,035               4,235,904

Income Taxes                                                                       1,636,787               1,611,006

                                                                                   2,584,248               2,624,898

Minority Interests                                                                  (134,598)               (144,972)

Net Income                                                                $        2,449,650    $          2,479,926

------------------------------------------------------------------------------------------------------------------------


Net income per common share - basic                                       $             0.19    $               0.19
Net income per common share - diluted                                     $             0.19    $               0.19

Average shares outstanding - basic                                                12,994,323              12,980,212
Average shares outstanding - diluted                                              13,096,162              13,061,732

------------------------------------------------------------------------------------------------------------------------

Cash dividends per share                                                  $          0.10875    $              0.103
------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.




                           CFW COMMUNICATIONS COMPANY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                    Three Months Ended
                                                                                        --------------------------------------------
                                                                                             March 31,               March 31,
                                                                                               1998                     1997
                                                                                        --------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $           2,449,650    $          2,479,926
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation                                                                               2,358,969               2,062,418
     Amortization                                                                                 134,706                 123,944
     Deferred taxes                                                                             1,187,305                 407,471
     Retirement benefits other than pensions                                                      178,592                 163,808
     Other                                                                                         47,936                 153,883
     Equity from wireless investees                                                               891,077                 (62,530)
     Minority interests, net of distributions                                                     134,598                  86,749
     Distributions received from investments                                                          642                  70,239
     Loss on  write-down of investment                                                            270,067                       -
Changes in assets and liabilities from operations:
     (Increase) decrease in accounts receivable                                                 2,170,130                (563,334)
     (Increase) decrease in materials and supplies                                                 60,079                 (15,925)
     Decrease in other current assets                                                                   4                 592,068
     Increase (decrease)  in accounts payable                                                     634,402                (831,540)
     Decrease in other accrued liabilities                                                     (1,315,176)               (763,881)
     Increase (decrease) in other current liabilities                                             (14,800)                972,347
     Increase in income taxes payable                                                             201,364                       -
                                                                                        --------------------     -------------------

Net cash provided by operating activities                                                       9,389,545               4,875,643
                                                                                        --------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                            (1,998,323)             (2,793,889)
(Deposit) refund on radio spectrum  licenses, net                                                (561,000)              1,344,377
Investments in PCS alliances                                                                   (1,956,602)                      -
Other                                                                                              97,365                 112,943
                                                                                        --------------------     -------------------

Net cash used in investing activities                                                          (4,418,560)             (1,336,569)
                                                                                        --------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends                                                                                 (1,414,724)             (1,336,962)
Payments on senior notes                                                                       (3,636,364)                      -
Payments on lines of credit, net                                                               (1,000,000)             (2,350,000)
Net proceeds from exercise of stock options                                                            29                       -
                                                                                        --------------------     -------------------

Net cash used in financing activities                                                          (6,051,059)             (3,686,962)
                                                                                        --------------------     -------------------

Decrease in cash and cash equivalents                                                          (1,080,074)               (147,888)

Cash and cash equivalents:
Beginning                                                                                       1,224,347               3,003,607
                                                                                        --------------------     -------------------

Ending                                                                              $             144,273    $          2,855,719
                                                                                        ====================     ===================

See Notes to Condensed Consolidated Financial Statements.




                           CFW COMMUNICATIONS COMPANY

            Condensed Consolidated Statement of Shareholders' Equity


                                            Common Stock
                                      Shares            Amount              Retained          Accumulated         Comprehensive
                                                                            Earnings             Other               Income
                                                                                             Comprehensive
                                                                                                Income

Balance, December 31, 1996           12,980,212   $    43,378,440   $      40,163,310    $      2,460,176

Net Income                                    -                 -           2,479,926                   -             2,479,926
Unrealized loss on securities                 -                 -                   -          (3,262,248)           (3,262,248)
available for sale, net of $2.1
million deferred tax benefit
Cash dividends                                -                 -          (1,336,962)                  -                     -

Balance, March 31, 1997              12,980,212        43,378,440          41,306,274            (802,072)             (782,322)

Net Income                                    -                 -           5,905,398                   -             5,905,398
Unrealized loss on securities                 -                 -                   -          (1,159,604)           (1,159,604)
available for sale, net of $0.7
million deferred tax benefit
Cash dividends                                -                 -          (1,337,217)                  -                     -

Balance, June 30, 1997               12,980,212        43,378,440          45,874,455          (1,961,676)            3,963,472

Net Income                                    -                 -           2,893,651                   -             2,893,651
Unrealized gain on securities                 -                 -                   -             539,251               539,251
available for sale, net of $0.3
million deferred tax obligation
Cash dividends                                -                 -          (1,337,228)                  -                     -
Stock options exercised, net                 62               825                   -                   -                     -

Balance, September 30, 1997          12,980,274        43,379,265          47,430,878          (1,422,425)            7,396,374

Net Income                                    -                 -             941,957                   -               941,957
Reclassification to realized loss,            -                 -                   -           1,422,425             1,422,425
included in net income
Cash dividends                                -                 -          (1,337,602)                  -                     -
Stock options exercised, net              6,380            41,004                   -                   -                     -

Balance, December 31, 1997           12,986,654        43,420,269          47,035,233                   -    $        9,760,756
                                                                                                             ==================

Net Income                                    -                 -           2,449,650                   -    $        2,449,650
Cash dividends                                -                 -          (1,414,724)                  -                     -
Stock options exercised, net             22,280                29                                       -                     -
Balance, March 31, 1998              13,008,934   $    43,420,298   $      48,070,159    $              -    $        2,449,650
                                     ==========   ===============   =================    ===============     ==================



See Notes to Condensed Consolidated Financial Statements.


                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements


(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1997, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

(2) The Company adopted the additional disclosure provisions of Financial Accounting Standards Board (FASB) Statement No. 130, reporting comprehensive income, in the first quarter of 1998. This pronouncement results in the Company presenting in a financial statement all items required to be recognized under accounting standards as components of comprehensive income. The Company has elected to present this information in the consolidated statement of shareholders' equity.

(3) The Company recognized a $2.8 million ($1.7 million after tax) impairment loss on its investment in American Telecasting, Inc. in the fourth quarter of 1997. Accordingly, the unrealized loss of $2.3 million before-tax ($1.4 million after tax) was reclasssified to realized loss.

(4) At December 31, 1997, the Company adopted the provisions of FASB Statement No. 128, Earnings Per Share, which provides for the dual presentation of basic net income per share and diluted net income per share. The weighted average number of common shares outstanding, which was used to compute diluted net income per share, were increased by 101,846 and 81,520 shares for the three months ended March 31, 1998 and 1997, respectively, to reflect the assumed conversion of dilutive stock options. The Company currently has 476,179 options outstanding to acquire shares of common stock, of which 219,506 are currently exercisable.

(5) The Company has a 21% common ownership interest in Virginia PCS Alliance, L.C. (VA Alliance), a provider of personal communications services (PCS) serving a 1.6 million populated area in central and western Virginia. The Company is managing such build-out pursuant to a service agreement. PCS operations began throughout the Virginia region in the fourth quarter of 1997.

        The Company has a 45% common ownership interest in the West Virginia PCS Alliance, L.C. (WV Alliance), an owner of PCS radio spectrum licenses for most of West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. These licenses enable the WV Alliance to build-out and operate a system to provide PCS services to a 2.0 million populated area. The Company is managing this build-out pursuant to a service agreement. The WV Alliance expects to commence operations by June 1998.

        Combined summarized financial information for the VA Alliance and WV Alliance (Alliances), both of which are accounted for by the equity method, are as follows:

                                      March 31, 1998         December 31,1997
                                      --------------         ----------------
        Current assets                $   5,940,000             $  5,756,000
        Noncurrent assets               105,898,000              101,560,000
        Current liabilities              20,509,000               37,549,000
        Noncurrent liabilities           56,416,000               33,571,000
        Redeemable preferred stock       12,819,000               12,812,000

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued



                                                        March 31, 1998
        Net sales                                       $     325,000
        Gross profit/(loss)                                  (121,000)
        Net loss applicable to common owners               (4,289,000)
        Company's share of net loss                          (896,000)


         The Company has entered into guaranty agreements whereby the Company is committed to provide guarantees of up to $36.2 million of the VA Alliance's debt and redeemable preferred obligations and up to $15.1 million of the WV Alliance's debt obligations, with such guarantees becoming effective as obligations are incurred by the Alliances. At March 31, 1998, the Company has guaranteed $20.0 million of the Alliances' obligations.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations



Three Months Ended March 31, 1998 and 1997


OVERVIEW

CFW Communications Company ("CFW" or the "Company") is a diversified communications company providing a broad range of products and services to business and residential customers. These communications products and services include local telephone, long distance, cellular, personal communications services (PCS), paging, wireless and wireline cable television, directory assistance, competitive access, local internet access, and alarm monitoring and installation.

The Company's strategy is to be a regional full-service provider of communications products and services to customers within an expanding service area. The Company has implemented this strategy through acquisitions, investments in spectrum licenses and internal growth through capital investment. In addition, the Company has leveraged its existing switching platform and fiber optic network by introducing new services such as long distance, directory assistance, cable television, local internet access, and various enhanced services such as call waiting and caller identification. These activities have contributed to considerable growth in the Company's operating revenues.

As a result of the Company's increasing focus on and growth in wireless communications and other competitive communications related businesses, a larger percentage of the Company=s operating revenues and operating cash flows (operating cash flows is defined as operating income before depreciation and amortization) are being generated by businesses other than the mature telephone operations. Accordingly, management believes operating cash flow is a meaningful indicator of the Company's performance. Operating cash flow is commonly used in the wireless communications industry and by financial analysts and others who follow the industry to measure operating performance. Operating cash flows should not be construed as an alternative to operating income or cash flows from operations (both as determined in accordance with generally accepted accounting principles) or as a measure of liquidity.

Through the Virginia PCS Alliance, L.C. ("VA Alliance") and West Virginia PCS Alliance, L.C. ("WV Alliance"), and other PCS joint ventures, the Company has acquired radio spectrum licenses for personal communications services ("PCS") for markets with an aggregate population of five million people. These licenses will enable the Company, as managing partner of both Alliances, to deploy PCS services in central and western Virginia, West Virginia and parts of Maryland, Ohio, Pennsylvania, Kentucky and Tennessee. In the fourth quarter of 1997 the VA Alliance commenced providing PCS to a 1.6 million populated area in central and western Virginia. The Company has commenced construction of the WV Alliance's PCS network and expects to commence providing PCS services in the Charleston and Huntington corridor by mid-1998 and the Clarksburg, Fairmont and Morgantown corridor in the second half of 1998.

In 1998, management expects continued proportionate growth in revenue and operating cash flows from its current consolidated operations. However, the recent trend of lower operating margins due to start-up costs associated with deploying new services in existing markets and expansion into new markets is expected to continue. In the first quarter of 1998, the Company recognized a loss of approximately $0.9 million ($0.7 million for the fourth quarter of 1997) for its share of losses from PCS partnerships. The Company's recognition of its share of losses associated with its investments in PCS partnerships is expected to be significant in 1998 as the Company recognizes a full year of its share of operating losses from the Virginia PCS Alliance and begins recognizing its share

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

of operating losses from the West Virginia PCS Alliance, which is expected to commence operations in 1998. These losses from equity investments are expected to exceed net income growth from consolidated operations and will likely result in consolidated net income levels below amounts reported in recent years. These losses from equity investments are expected to continue into future years until build-out is completed and a sufficient customer base is established.

The Company wishes to caution readers that these forward-looking statements and any other forward-looking statements made by the Company are based on a number of assumptions, estimates and projections including, but not limited to, continuation of economic growth and demand for wireless and wireline communications services; continuation at the current level of services for certain material customers; reform initiatives being considered by the FCC being relatively revenue neutral; significant competition in the Company's telephone service area not emerging in 1998; the impact on capital requirements and earnings from new business opportunities and expansion into new markets; greater than anticipated competitive activity requiring reduced pricing; and achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company had net income of $2.4 million, or $0.19 per share, for the first quarter 1998. This represents a 1% decrease over net income of $2.5 million, or $.19 per share for the first quarter 1997. Net income for the first quarter of 1998 included a $0.9 million loss ($0.5 million loss after-tax) relating to the Company's share of losses from our PCS investment that successfully commenced providing Personal Communications Services (PCS) throughout the Company's Virginia marketplace. In addition, further decline in the market price of American Telecasting, Inc. prompted an additional write-down in the Company's investment of approximately $0.3 million ($0.2 million after-tax).
Excluding these items, net income for the first quarter 1998 would have been $3.1 million, an increase of 27% from first quarter 1997.

Operating revenues were $16.2 million for the three months ended March 31, 1998 which is a 21% increase over operating revenues of $13.5 million for the three months ended March 31, 1997. Operating cash flows for the three months ended March 31, 1998 were $8.0 million, a 20% increase over first quarter 1997 operating cash flows of $6.7 million. Operating income for the three months ended March 31, 1998 was $5.5 million, a 24% increase over first quarter 1997 operating income of $4.5 million.

These results reflect continued strong contributions from CFW's managed cellular operations, significant increases in both revenue and cash flow contributions from directory assistance due to contract expansions during 1997, and growth in telephone access lines, minutes of use and calling features.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

OPERATING REVENUES

The total operating revenue increase of $2.8 million was fueled primarily by a $1.4 million increase in the directory assistance business. This is attributable to a doubling of call volume within the Company's existing call centers since January 1, 1997 as a result of two contract expansions with AT&T during 1997 and commencement of services for GTE wireless and Intelos wireless customers. Telephone, network and cellular operating revenues increased $0.6 million, $0.3 million and $0.4 million, respectively. Access minutes and lines grew 10% and 4%, respectively and cellular and paging customers grew nearly 30% over the first quarter 1997.


WIRELINE COMMUNICATIONS

Revenues from the Company's wireline operations, which include telephone revenues, fiber optic network usage and wireline cable revenues, increased $0.9 million or 11% for the three months ended March 31, 1998 versus the comparable 1997 period. Telephone revenues, which include local service, access and toll services, directory advertising and calling feature revenues were $7.6 million for the first quarter 1998, an increase of 8% over first quarter 1997.

Network revenues increased $0.3 million due to increases in carrier access revenue of $0.2 million due to increased traffic and internet revenue of $0.1 million due to internet customer growth of 83%.


WIRELESS COMMUNICATIONS

Revenues from the Company's wireless communications, which include cellular, paging, wireless cable, and other miscellaneous revenues, increased $0.5 million or 17% for the three months ended March 31, 1998 versus 1997. Cellular revenues, including access, air time, roaming charges, paging and voicemail increased by $0.4 million or 20% for this three month period over the comparable period in the prior year. Wireless cable revenue increased $0.1 million.


DIRECTORY ASSISTANCE

Directory assistance revenue grew $1.4 million or 71% for the three months ended March 31, 1998 versus the three months ended March 31, 1997. Call volume during this period was up five million calls or 57% due to contract expansions and new business generated throughout 1997.


OPERATING EXPENSES

Operating expenses increased $1.7 million or 19% for the three month period ended March 31, 1998 as compared to the same period in 1997. Of this increase, $0.7 million represented a period to period increase in the operating expenses of directory assistance. This is a 37% increase over the same period in the prior year and is a result of additional operating expenses necessary to fund the revenue growth. As a percent of the related revenue, operating expenses decreased 1% over the same period in the prior year. This is due to improved operational efficiencies, particularly in the Company's directory assistance operations which experienced significant growth during 1997. Offsetting these efficiencies were increases in repair and maintenance and internet access costs, as well as an increase in the Company's investment in systems and customer care operations infrastructure.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


MAINTENANCE AND SUPPORT EXPENSE

Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, increased $0.6 million or 28% for the three months ended March 31, 1998 versus the comparable period of the prior year. This increase is primarily the result of increased access and other related costs in support of the revenue growth.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $0.3 million or 14% for the three months ended March 31, 1998 versus the comparable period in 1997. This is due to a period to period increase in the property and equipment asset base of approximately 9%, from $126 million as of March 31, 1997 to $137 million as of March 31, 1998. Additionally, investments in computer software and hardware with shorter depreciable lives has driven depreciation as a percent of the related assets up from 1.7% to 1.8%. The property and equipment increase was a result of capital growth to support continued business expansion primarily in the Company's wireless operations and directory assistance.


CUSTOMER OPERATIONS EXPENSE

Customer operations expense, which includes marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services, and directory assistance services increased $0.8 million or 28% for the three month period ended March 31, 1998 versus the same period of the prior year. Directory assistance increased $0.6 million or 45% to support the revenue growth. As mentioned above, the Company's commitment to further enhance customer care operations accounts for a majority of the remaining increase.


CORPORATE OPERATIONS EXPENSE

Corporate operations expense, which includes taxes other than income, executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses changed by less than $0.1 million for the three month period ended March 31, 1998 versus the three month period ended March 31, 1997.


EQUITY LOSS FROM PCS INVESTEES

The Company's share of losses from the VA PCS Alliance, which commenced operations in the fourth quarter of 1997, was $0.9 million for the first quarter of 1998. The Company has a 21% common ownership interest in the VA Alliance. The Company also has a 45% common ownership interest in the WV Alliance which is expected to commence operations by mid-year 1998.


INCOME TAXES

Income taxes increased less than $0.1 million for the three months ended March 31, 1998 as compared to the same periods in 1997. The effective tax rate increased slightly, from 38% for the first quarter 1997 to 39% for the first quarter 1998 due to an increase in certain state minimum tax provisions.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 1998, net cash provided by operating activities was $9.4 million. Principal changes in operating assets and liabilities included a $2.2 million decrease in accounts receivable which is due to a $1.0 million decrease in short term advances to the PCS Alliances in the first quarter 1998 compared to the prior year end. Also, the telephone operation and directory assistance receivables decreased $2.1 million in the three months ended March 31, 1998 due to timing of collections between the periods. This is offset by increases in network receivables of $0.5 million for annual billings and other receivables' increases reflecting the related revenue growth. Other accrued liabilities decreased $1.3 million of which $0.9 million related to the timing of payroll payments between the periods. Also, accrued interest decreased by $0.4 million due to timing and lower debt balances. Accounts payable increased for the first quarter 1998 versus the first quarter 1997 by $0.6 million due to the timing of payments at the respective quarter ends.

The Company's investing activities for the three months ended March 31, 1998 included $2.0 million for the purchase of property and equipment, $0.8 million of which represents software and hardware related equipment and $1.4 million which represents an increase in property and equipment under construction. Primary contributions to the increase in property and equipment under construction were the renovations to certain retail stores ($0.2 million), ground breaking of the customer care facility ($0.1 million), an investment in billing systems ($0.5 million), central office equipment ($0.2 million), and internet and competitive local exchange facilities ($0.2 million). The Company invested an additional $2.0 million in the VA Alliance and placed funds on deposit with the FCC totaling $1.1 million, of which the Company's net cash outlay was $0.6 million, to enable a Company led consortium to participate in the Local Multipoint Distribution Services (LMDS) spectrum auction.

Net cash used for financing activities for the three months ended March 31, 1998 aggregated $6.1 million which primarily represents payment of dividends on outstanding capital stock of $1.4 million, payment on senior notes of $3.6 million and the reduction of lines of credit of $1.0 million.

Funds required for dividends, capital expenditures, interest and debt principal payments, and partnership contributions are expected to be provided from internal sources and borrowings drawn against available credit facilities. The Company has entered into certain guarantee agreements relating to its investment in the VA Alliance and expects to enter into similar debt guarantee agreements with the WV Alliance during 1998 (Note 5). Management anticipates that funds required for additional capital contributions to the VA Alliance and WV Alliance will be provided from increased cash flow resulting from lower estimated tax payments due to the Company recognizing its proportionate share of the tax losses generated by the VA Alliance and WV Alliance, both limited liability companies, cash flows from operations and borrowings under existing lines of credit.


IMPACT OF YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

The Company is in the process of conducting a comprehensive review of its computer systems to identify the internal systems that could be impacted by the year 2000 issue and is developing an implementation plan to resolve the issue. The review also entails formal communications with all of the Company's significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to resolve their own year 2000 issues.

Based on our findings and assessment to date, the Company will be performing certain planned telephone switching software upgrades and computer software and system upgrades, which are being performed primarily to better meet the business and growth needs of the Company. The total year 2000 project cost is not expected to be material to the Company's business operations or financial condition. The Company expects its year 2000 program to be completed on a timely basis. However, if such modifications and upgrades are not made, or are not completed on a timely basis, the year 2000 issue could have a material impact on the operations of the Company. There can also be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems or costs of upgrades.

The costs of the program and estimated completion date are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, compliance by third parties which interact with the Company's systems, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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



                                          CFW COMMUNICATIONS COMPANY


May 14, 1998                        s/J. S. Quarforth
                                    -------------------------------------
                                    J. S. Quarforth, President
                                    and Chief Executive Officer








May 14, 1998                        s/C. S. Smith
                                    -------------------------------------
                                    C. S. Smith, Vice President and Chief
                                    Accounting Officer, Treasurer and
                                    Secretary







May 14, 1998                        s/M. B. Moneymaker
                                    -------------------------------------
                                    M. B. Moneymaker, Vice President and
                                    Chief Financial Officer