Form 10-Q
period 1998-06-30
CFW COMMUNICATIONS CO
filed 1998-08-13
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    June 30, 1998     Commission File No.  0-16751
                      -------------------                      ----------

                           CFW COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                              54-1443350
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I R S employer
incorporation or organization)                              identification no.)


P. O. Box 1990, Waynesboro, Virginia                            22980
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code   540-946-3500
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

                                             Yes    x       No
                                                ---------     ---------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class COMMON STOCK, NO PAR VALUE  Outstanding 8/13/98  13,013,848
      --------------------------                       ----------

                           CFW COMMUNICATIONS COMPANY


                                    I N D E X



                                                                          Page
                                                                          Number
                                                                          ------

PART  I. FINANCIAL INFORMATION
         Condensed Consolidated Balance Sheets,
         June 30, 1998 and December 31, 1997                               3-4


         Condensed Consolidated Statements of
         Income, Three and Six Months Ended
         June 30, 1998 and 1997                                             5


         Condensed Consolidated Statements of
         Cash Flows, Six Months Ended
         June 30, 1998 and 1997                                             6


         Condensed Consolidated Statements of
         Shareholders' Equity, Six Months Ended
         June 30, 1998 and the Year Ended 1997                              7


         Notes to Condensed Consolidated Financial
         Statements                                                        8-9


         Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                       10-15


PART II. OTHER INFORMATION                                                  16


SIGNATURES                                                                17-18




                                                    CFW COMMUNICATIONS COMPANY

                                               Condensed Consolidated Balance Sheets



             =====================================================================================================================
                                                                                     June 30,1998                December 31,
                                                                                         (Unaudited)                    1997
             ---------------------------------------------------------------------------------------------------------------------
             ASSETS

             Current Assets
                  Cash and cash equivalents                                     $            1,607,049     $             1,224,347
                  Accounts receivable                                                       13,055,316                  12,931,115
                  Materials and supplies                                                     1,964,427                   2,039,345
                  Prepaid expenses and other                                                   536,436                     349,617
             ---------------------------------------------------------------------------------------------------------------------

                                                                                            17,163,228                  16,544,424
                                                                               ---------------------------------------------------

             Securities and Investments                                                     15,860,681                  16,873,601
             ---------------------------------------------------------------------------------------------------------------------

             Property and Equipment
                  In service                                                               137,944,628                 135,689,959
                  Under construction                                                         5,371,689                   2,013,191
             ---------------------------------------------------------------------------------------------------------------------

                                                                                           143,316,317                 137,703,150
                  Less accumulated depreciation                                             46,501,661                  42,032,163
             ---------------------------------------------------------------------------------------------------------------------

                                                                                            96,814,656                  95,670,987
                                                                               ---------------------------------------------------
             Other Assets
                  Cost in excess of net assets of business                                  12,922,591                  13,062,856
             acquired, less accumulated amortization
                  Deferred charges                                                           1,846,970                   2,311,206
                  Radio spectrum licenses                                                    4,783,066                   3,984,455
             ---------------------------------------------------------------------------------------------------------------------

                                                                                            19,552,627                  19,358,517
                                                                               ---------------------------------------------------


                                                                                $          149,391,192     $           148,447,529
             =====================================================================================================================



           See Notes to Condensed Consolidated Financial Statements.



                                                    CFW COMMUNICATIONS COMPANY

                                               Condensed Consolidated Balance Sheets


           =======================================================================================================================
                                                                                    June 30, 1998                 December 31,
                                                                                     (unaudited)                      1997
           -----------------------------------------------------------------------------------------------------------------------
           LIABILITIES AND SHAREHOLDERS' EQUITY

           Current Liabilities
                Accounts payable                                                $          5,669,178         $           4,169,282
                Customers' deposits                                                          450,860                       457,343
                Advance billings                                                           2,450,315                     2,081,491
                Accrued payroll                                                            1,009,438                     1,459,821
                Accrued interest                                                             727,543                       815,622
                Other accrued liabilities                                                  2,942,750                     2,651,719
                Deferred revenue                                                           1,907,748                     1,329,877
                Income taxes payable                                                         372,500                       124,545
           -----------------------------------------------------------------------------------------------------------------------

                                                                                          15,530,332                    13,089,700
                                                                               ---------------------------------------------------

           Long-term Debt                                                                 17,969,796                    24,606,160
           -----------------------------------------------------------------------------------------------------------------------

           Long-term Liabilities
                Deferred income taxes                                                     11,485,031                     9,242,246
                Retirement benefits other than pensions                                    8,788,820                     8,431,688
                Other                                                                      1,455,786                     1,471,543
           -----------------------------------------------------------------------------------------------------------------------

                                                                                          21,729,637                    19,145,477
                                                                               ---------------------------------------------------

           Minority Interests                                                              1,533,182                     1,150,690
           -----------------------------------------------------------------------------------------------------------------------

           Commitments

           Shareholders' Equity
                Preferred stock, no par                                                            -                             -
                Common stock, no par                                                      43,504,353                    43,420,269
                Retained earnings                                                         49,123,892                    47,035,233
           -----------------------------------------------------------------------------------------------------------------------

                                                                                          92,628,245                    90,455,502
                                                                               ---------------------------------------------------


                                                                                $        149,391,192         $         148,447,529
           =======================================================================================================================



         See Notes to Condensed Consolidated Financial Statements.







                           CFW COMMUNICATIONS COMPANY

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

    =============================================================================================================================
                                                              Three Months Ended                        Six Months Ended
                                                        June 30,             June 30,            June 30,             June 30,
                                                          1998                 1997                1998                 1997

    Operating Revenues
         Wireline communications                 $         9,251,047  $         8,420,632  $     18,462,493    $       16,733,892
         Wireless communications                           3,320,857            2,925,150         6,480,301             5,634,068
         Directory assistance                              3,268,383            2,544,388         6,537,849             4,459,975
         Other communications services                       710,985              612,748         1,305,911             1,141,031

                                                          16,551,272           14,502,918        32,786,554            27,968,966

    Operating Expenses
         Maintenance and support                           2,591,632            2,502,451         5,234,226             4,566,505
         Depreciation and amortization                     2,487,116            2,231,207         4,980,791             4,417,569
         Customer operations                               3,975,952            3,406,814         7,869,532             6,452,099
         Corporate operations                              1,784,303            1,755,233         3,442,858             3,439,239

                                                          10,839,003            9,895,705        21,527,407            18,875,412

    Operating Income                                       5,712,269            4,607,213        11,259,147             9,093,554

    Other Income (Expenses)
         Other expenses, principally interest               (171,080)            (191,987)         (360,618)             (582,221)
         Interest and dividend income                         31,946               52,003            56,785               129,270
         Equity loss from PCS investees                   (1,346,047)              (4,127)       (2,241,630)               (4,127)
         Equity income (loss) from other                      37,502              (11,114)           42,008                51,416
         wireless investees
         Loss on write-down of investment                          -                    -          (270,067)                    -
         Gain on sale of investment                                -            5,077,379                 -             5,077,379

                                                           4,264,590            9,529,367         8,485,625            13,765,271

    Income Taxes                                           1,629,315            3,591,353         3,266,102             5,202,359

                                                           2,635,275            5,938,014         5,219,523             8,562,912

    Minority Interests                                      (166,821)             (32,616)         (301,419)             (177,588)

    Net Income                                   $         2,468,454  $         5,905,398  $      4,918,104    $        8,385,324
    =============================================================================================================================


    Net income per common share - basic          $              0.19  $              0.45  $           0.38    $            0.65
    Net income per common share - diluted        $              0.19  $              0.45  $           0.38    $            0.64

    Average shares outstanding - basic                    13,008,988           12,982,288        13,001,696           12,981,256
    Average shares outstanding - diluted                  13,126,843           13,044,837        13,104,679           13,053,824

    =============================================================================================================================

    Cash dividends per share                     $           0.10875  $             0.103  $        0.21750    $           0.206
    =============================================================================================================================


  See Notes to Condensed Consolidated Financial Statements.




                                                    CFW COMMUNICATIONS COMPANY

                                          Condensed Consolidated Statements of Cash Flows
                                                            (Unaudited)

      ==========================================================================================================================
                                                                                                 Six Months Ended
                                                                                         June 30,                 June 30,
                                                                                          1998                     1997
      --------------------------------------------------------------------------------------------------------------------------
      CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                 $            4,918,104    $          8,385,324
      Adjustments to reconcile net income
           to net cash provided by operating activities:
           Depreciation                                                                       4,710,630               4,169,502
           Amortization                                                                         270,161                 248,067
           Deferred taxes                                                                     2,242,785                 674,093
           Retirement benefits other than pensions                                              357,132                 354,208
           Other                                                                                546,791                 473,697
           Equity from wireless investees                                                     2,199,622                 (47,289)
           Minority interests, net of distributions                                              56,750                  28,918
           Distributions received from investments                                               48,576                  68,649
           Loss on  write-down of investment                                                    270,067                       -
           Gain on sale of investment                                                                 -              (5,077,379)
      Changes in assets and liabilities from operations:
           Increase in accounts receivable                                                     (124,201)             (2,571,279)
           Decrease in materials and supplies                                                    74,918                 139,611
           Increase in other current assets                                                    (186,819)                (55,129)
           Increase (decrease)  in accounts payable                                           1,499,896                (655,354)
           Decrease in other accrued liabilities                                               (247,431)               (825,616)
           Increase in other current liabilities                                                362,341                 293,765
           Increase in income taxes payable                                                     247,955               2,536,589
      --------------------------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities                                              17,247,277               8,140,377
      --------------------------------------------------------------------------------------------------------------------------

      CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                                    (5,504,638)             (6,192,361)
      Purchases of radio spectrum licenses                                                     (472,868)             (5,031,818)
      Investments in PCS alliances                                                           (1,986,090)                      -
      Purchase of minority interests                                                                  -              (1,103,481)
      Proceeds from the sale of investment                                                            -               6,594,399
      Other                                                                                     480,746                 128,378
      --------------------------------------------------------------------------------------------------------------------------

      Net cash used in investing activities                                                  (7,482,850)             (5,604,883)
      --------------------------------------------------------------------------------------------------------------------------

      CASH FLOWS FROM FINANCING ACTIVITIES
      Cash dividends                                                                         (2,829,445)             (2,674,179)
      Payments on senior notes                                                               (3,636,364)                      -
      Payments on lines of credit, net                                                       (3,000,000)             (2,300,000)
      Net proceeds from exercise of stock options                                                84,084                       -
      --------------------------------------------------------------------------------------------------------------------------

      Net cash used in financing activities                                                  (9,381,725)             (4,974,179)
      --------------------------------------------------------------------------------------------------------------------------

      Increase (decrease) in cash and cash equivalents                                          382,702              (2,438,685)

      Cash and cash equivalents:
      Beginning                                                                               1,224,347               3,003,607
      --------------------------------------------------------------------------------------------------------------------------

      Ending                                                                     $            1,607,049    $            564,922
      ==========================================================================================================================

    See Notes to Condensed Consolidated Financial Statements.


                                                     CFW COMMUNICATIONS COMPANY

                                      Condensed Consolidated Statements of Shareholders' Equity

====================================================================================================================================
                                               Common Stock                    Retained          Accumulated         Comprehensive
                                                                               Earnings             Other               Income
                                                                                                Comprehensive
                                                                                                   Income
                                         Shares            Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996              12,980,212   $    43,378,440   $      40,163,310    $      2,460,176

Net Income                                       -                 -           2,479,926                   -    $        2,479,926
Unrealized loss on securities                    -                 -                   -          (3,262,248)           (3,262,248)
available for sale, net of $2.1
million deferred tax benefit
Cash dividends                                   -                 -          (1,336,962)                  -                     -
------------------------------------------------------------------------------------------------------------------------------------
Balance, Mar 31, 1997                   12,980,212        43,378,440          41,306,274            (802,072)             (782,322)

Net Income                                       -                 -           5,905,398                   -             5,905,398
Unrealized loss on securities                    -                 -                   -          (1,159,604)           (1,159,604)
available for sale, net of $0.7
million deferred tax benefit
Cash dividends                                   -                 -          (1,337,217)                  -                     -
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                  12,980,212        43,378,440          45,874,455          (1,961,676)            3,963,472

Net Income                                       -                 -           2,893,651                   -             2,893,651
Unrealized gain on securities                    -                 -                   -             539,251               539,251
available for sale, net of $0.3
million deferred tax obligation
Cash dividends                                   -                 -          (1,337,228)                  -                     -
Stock options exercised, net                    62               825                   -                   -                     -
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997             12,980,274        43,379,265          47,430,878          (1,422,425)            7,396,374

Net Income                                       -                 -             941,957                   -               941,957
Reclassification to realized loss,               -                 -                   -           1,422,425             1,422,425
included in net income
Cash dividends                                   -                 -          (1,337,602)                  -                     -
Stock options exercised, net                 6,380            41,004                   -                   -                     -
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997              12,986,654        43,420,269          47,035,233                   -    $        9,760,756
                                                                                                                ====================

Net Income                                       -                 -           2,449,650                   -    $        2,449,650
Cash dividends                                   -                 -          (1,414,724)                  -                     -
Stock options exercised, net                22,280                29                   -                   -                     -
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                 13,008,934        43,420,298          48,070,159                   -             2,449,650

Net Income                                       -                 -           2,468,454                   -             2,468,454
Cash dividends                                   -                 -          (1,414,721)                  -                     -
Stock options exercised, net                 4,914            84,055                   -                   -                     -
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                  13,013,848   $    43,504,353   $      49,123,892    $              -    $        4,918,104
====================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements


(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1997, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

        Certain amounts on the 1997 financial statements have been reclassified, with no effect on net income, to conform with classifications adopted in 1998.

(2) The Company adopted the additional disclosure provisions of Financial Accounting Standards Board (FASB) Statement No. 130, reporting comprehensive income, in the first quarter of 1998. This pronouncement results in the Company presenting in a financial statement all items required to be recognized under accounting standards as components of comprehensive income. The Company has elected to present this information in the consolidated statements of shareholders' equity.

        The Company recognized a $2.8 million ($1.7 million after tax) impairment loss on its investment in American Telecasting, Inc. in the fourth quarter of 1997. Accordingly, the unrealized loss of $2.3 million before-tax ($1.4 million after tax) was reclasssified to realized loss.

(3) At December 31, 1997, the Company adopted the provisions of FASB Statement No. 128, Earnings Per Share, which provides for the dual presentation of basic net income per share and diluted net income per share. In order to reflect the assumed conversion of dilutive stock options, the weighted average number of common shares outstanding, which was used to compute diluted net income per share, were increased by 117,855 and 62,549 shares for the three months ended June 30, 1998 and 1997, respectively, and by 102,983 and 72,569 shares for the six months ended June 30, 1998 and 1997, respectively. The Company currently has 476,179 options outstanding to acquire shares of common stock, of which 226,105 are currently exercisable.

(4) The Company has a 21% common ownership interest in Virginia PCS Alliance, L.C. ("VA Alliance"), a provider of personal communications services (PCS) serving a 1.6 million populated area in central and western Virginia. The Company is managing such build-out pursuant to a service agreement. PCS operations began throughout the Virginia region in the fourth quarter of 1997.

        The Company has a 45% common ownership interest in the West Virginia PCS Alliance, L.C. ("WV Alliance"), an owner of PCS radio spectrum licenses for most of West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. These licenses enable the WV Alliance to build-out and operate a system to provide PCS services to a 2.0 million populated area. The Company is managing this build-out pursuant to a service agreement. The WV Alliance expects to commence operations in the third quarter of 1998.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued



        Combined summarized financial information for the VA Alliance and WV Alliance ("Alliances"), both of which are accounted for under the equity method, are as follows ($'s in millions):

                                          June 30, 1998      December 31, 1997
                                          -------------      -----------------
         Current assets                           $ 3.8                $   5.8
         Noncurrent assets                        114.1                  101.6
         Current liabilities                       17.2                   37.5
         Noncurrent liabilities                    72.1                   33.6
         Redeemable preferred stock                12.8                   12.8



                                                        June 30, 1998
                                                        -------------
        Net sales                                             $   0.9
        Gross profit/(loss)                                      (0.2)
        Net loss applicable to common owners                    (10.5)
        Company's share of net loss                              (2.2)


        The Company has entered into guaranty agreements whereby the Company is committed to provide guarantees of up to $36.2 million of the VA Alliance's debt and redeemable preferred obligations and up to $15.1 million of the WV Alliance's debt obligations, with such guarantees becoming effective as obligations are incurred by the Alliances. At June 30, 1998, the Company has guaranteed $24.0 million of the Alliances' obligations.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations


Three and Six Months Ended June 30, 1998 and 1997


OVERVIEW

CFW Communications Company ("CFW" or the "Company") is a diversified communications company providing a broad range of products and services to business and residential customers. These communications products and services include local telephone, long distance, cellular, personal communications services (PCS), paging, wireless and wireline cable television, directory assistance, competitive access, local internet access, sales and service of phone systems and alarm installation and monitoring.

The Company's strategy is to be a regional full-service provider of communications products and services to customers within an expanding service area. The Company has implemented this strategy through acquisitions, investments in spectrum licenses and internal growth through capital investment. In addition, the Company has leveraged its existing switching platform and fiber optic network by introducing new services such as long distance, directory assistance, cable television, local internet access and various enhanced services such as call waiting and caller identification. These activities have contributed to considerable growth in the Company's operating revenues.

As a result of the Company's increasing focus on and growth in wireless communications and other competitive communications related businesses, a larger percentage of the Company's operating revenues and operating cash flows are being generated by businesses other than the mature telephone operations.

Operating cash flows is defined as operating income before depreciation and amortization. Management believes operating cash flow is a meaningful indicator of the Company's performance. Operating cash flow is commonly used in the wireless communications industry and by financial analysts and others who follow the industry to measure operating performance. Operating cash flows should not be construed as an alternative to operating income or cash flows from operations (both as determined in accordance with generally accepted accounting principles) or as a measure of liquidity.

Through the Virginia PCS Alliance, L.C. ("VA Alliance") and West Virginia PCS Alliance, L.C. ("WV Alliance") and other PCS joint ventures, the Company has acquired radio spectrum licenses for PCS in markets with an aggregate population of five million people. These licenses have enabled the Company, as managing partner of both Alliances, to deploy PCS services in parts of central Virginia and will enable further deployment in central and western Virginia, West Virginia and parts of Maryland, Ohio, Pennsylvania, Kentucky and Tennessee. In the fourth quarter of 1997, the VA Alliance commenced providing PCS to a 1.6 million populated area in central and western Virginia. The WV Alliance has commenced construction of the PCS network in West Virginia and expects to commence providing PCS services in the Charleston and Huntington corridor by the end of September 1998 and the Clarksburg, Fairmont and Morgantown corridor by the year's end.

In 1998, management expects continued proportionate growth in revenue and operating cash flows from its current consolidated operations. The Company recognized losses of approximately $1.3 million and $2.2 million for the three and six months ended June 30, 1998 for its share of losses from PCS partnerships. The Company's recognition of its share of losses associated with its investments in PCS partnerships is expected to be significant in 1998 as the

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

Company recognizes a full year of its share of operating losses from the VA Alliance and begins recognizing its share of operating losses from the WV Alliance. These losses from equity investments are expected to exceed net income growth from consolidated operations and will likely result in consolidated net income levels below amounts reported in recent years. Losses from equity investments are expected to continue into future years until build-out is complete and a sufficient customer base has been established.

The Company wishes to caution readers that these forward-looking statements and any other forward-looking statements made by the Company are based on a number of assumptions, estimates and projections. These include, but are not limited to, continuation of economic growth and demand for wireless and wireline communications services; continuation at the current level of services for certain material customers; reform initiatives being considered by the FCC being relatively revenue neutral; significant competition in the Company's telephone service area not emerging in 1998; the impact on capital requirements and earnings from new business opportunities and expansion into new markets; price erosion from competitive activity not being greater than anticipated; and achievement of build-out, operational, capital, financial and marketing plans relating to deployment of PCS services. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's net income for the second quarter of 1998 was $2.5 million, or $0.19 per share, as compared to net income of $5.9 million, or $0.45 per share, for the second quarter of 1997. The second quarter of 1997 included a $5.1 million ($3.1 million after tax or $0.24 per share) gain on the sale of its investment in the Roanoke Cellular partnership. Exclusive of this gain, net income decreased $0.3 million or 11% between these two periods. Net income for the six month periods ending June 30, 1998 and 1997 was $4.9 million and $8.4 million, respectively. Excluding the gain on sale of investment mentioned above, net income for these six month periods was down $0.3 million or 7%.

The Company's equity share of PCS losses were $2.2 million or $0.17 per share ($1.4 after tax or $0.11 per share) for the six months ended June 30, 1998. Additionally, further decline in the market price of American Telecasting, Inc. prompted an additional write-down in the Company's investment of approximately $0.3 million ($0.2 million after-tax) in the first quarter of 1998. Therefore, excluding these nonoperating items and the Company's equity share of PCS losses, net income increased $0.6 million (20%) and $1.2 million (24%) for the three and six month periods ending June 30, 1998 versus June 30, 1997. These increases were primarily a result of increased net income in the telephone and directory assistance businesses.

Operating revenues were $16.6 million and $32.8 million for the three and six months ended June 30, 1998. This represents a $2.0 million (14%) and $4.8 million (17%) increase over operating revenues for the three and six months ended June 30, 1997. Operating cash flows for the three and six months ended June 30, 1998 were $8.2 million and $16.2 million, respectively, a $1.4 million (20%) and $2.7 million (20%) increase over the three and six months ended June 30, 1997. Operating income for the three and six months ended June 30, 1998 was $5.7 million and $11.3 million, respectively, a $1.1 million (24%) and a $2.2 million (24%) increase over the comparable periods from the prior year.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

These results reflect continued strong contributions from CFW's managed cellular operations, significant increases in both revenue and cash flow contributions from directory assistance due to contract expansions during 1997 and growth in telephone access lines, minutes of use and calling features.


OPERATING REVENUES

The total operating revenue increase of $2.0 million and $4.8 million for the three and six month periods ended June 30, 1998 over June 30, 1997 was fueled primarily by revenue increases in the directory assistance business of $0.7 million and $2.1 million for these three and six month periods. This is attributable to a 27% and 40% increase in call volume over these three and six month periods in the current year versus the prior year due primarily to significant contract expansions. Telephone, network and cellular operating revenues increased $0.4 million, $0.4 million and $0.5 million, respectively for the three months ended June 30, 1998 versus the comparable prior year period and increased $1.0 million, $0.7 million and $0.9 million, respectively for the six months ended June 30, 1998 versus the comparable prior year period. Access minutes and lines grew 11% and 4%, respectively and cellular and paging customers grew 28% over the first half of 1997. Additionally, increased network traffic, internet customer growth and revenues from the commencement of competitive local exchange and long distance services accounted for the network revenue growth.


WIRELINE COMMUNICATIONS

Revenues from the Company's wireline operations, which include telephone revenues, fiber optic network usage and wireline cable revenues, increased $0.8 million (10%) and $1.7 million (10%) for the three and six months ended June 30, 1998 versus the comparable 1997 periods. Telephone revenues, which include local service, access and toll services, directory advertising and calling feature revenues were $15.1 million for the first half of 1998 ($7.5 million for the second quarter 1998). This represents an increase of 7% over the first half of 1997 (6% increase over the second quarter 1997).

Network revenues increased $0.4 million and $0.7 million for the three and six month period ended June 30, 1998 versus the comparable prior year periods. This is due to increases for the first half of 1998 versus 1997 in carrier access revenue of $0.2 million generated by increased traffic, internet revenue of $0.2 million due to internet customer growth of 81% and $0.3 million due to the commencement of competitive local exchange and long distance.


WIRELESS COMMUNICATIONS

Revenues from the Company's wireless communications, which include cellular, paging, wireless cable and other miscellaneous revenues, increased $0.4 million (14%) and $0.8 million (15%) for the three and six months ended June 30, 1998 versus 1997. Cellular revenues, including access, air time, roaming charges, paging and voicemail increased by $0.5 million or 21% and $0.9 million or 21% for the three and six month periods ended June 30, 1998, respectively, over the comparable period in the prior year reflecting year over year customer growth of 28%.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


DIRECTORY ASSISTANCE

Directory assistance revenue grew $0.7 million (29%) and $2.1 million (47%) for the three and six months ended June 30, 1998 versus the comparable periods of the prior year. Call volumes for the first half of 1998 were up 40% over the prior year due to contract expansions and new business generated throughout 1997.


OPERATING EXPENSES

Operating expenses increased $0.9 million (10%) and $2.7 million (14%) for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997. Of this increase, $1.1 million represented a six month period to period increase in the operating expenses of directory assistance. This is a 28% increase over the same period in the prior year and is a result of additional operating expenses necessary to support the revenue growth. As a percent of the related revenue, the Company's total operating expenses decreased 3% over the same period in the prior year. This is due to improved operational efficiencies, particularly in the Company's directory assistance operations which experienced significant growth during 1997. Offsetting these efficiencies were increases in repair and maintenance and internet access costs, as well as an increase in the Company's non-capital investment in systems and customer care operations infrastructure to support our continued revenue and customer growth and future expansion plans. In addition, start-up costs associated with deploying new services in existing markets and expansion into new markets is expected to continue.


MAINTENANCE AND SUPPORT EXPENSE

Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, increased $0.1 million (4%) and $0.7 million (15%) for the three and six months ended June 30, 1998 versus the comparable periods of the prior year. This increase is primarily the result of increased access and other related costs in support of the revenue growth.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $0.3 million (11%) and $0.6 million (13%) for the three and six months ended June 30, 1998 versus the comparable periods in 1997. This is due to a period to period increase in the property and equipment asset base which increased 7% from $129 million as of June 30, 1997 to $138 million as of June 30, 1998. Additionally, investments in computer software and hardware with shorter depreciable lives has driven depreciation as a percent of the related assets up from an annualized rate of 6.8% to 7.2%. The property and equipment increase was a result of capital growth to support continued business expansion primarily in the Company's wireless operations and directory assistance and systems related investments necessary to allow for the bundling of certain services and the integration of customer care and other key functions.


CUSTOMER OPERATIONS EXPENSE

Customer operations expense, which includes marketing and sales, product management, product advertising, publication of a regional telephone directory, customer services and directory assistance services increased $0.6 million (17%) and $1.4 million (22%) for the three and six month periods ended June 30, 1998 versus the same periods of the prior year. Directory assistance increased $0.4 million (28%) and $1.0 million (36%) over these three and six month periods to support the revenue growth. As mentioned above, the Company's commitment to further enhance customer care operations accounts for the majority of the remaining increase.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

CORPORATE OPERATIONS EXPENSE

Corporate operations expense, which includes taxes other than income, executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses increased less than $0.1 million for the three and six months ended June 30, 1998 versus the comparable three and six month periods in the prior year.


EQUITY LOSS FROM PCS INVESTEES

The Company's share of losses from the VA Alliance, which commenced operations in the fourth quarter of 1997, was $1.3 million and $2.2 million for the three and six months ended June 30, 1998. The Company has a 21% common ownership interest in the VA Alliance. The Company also has a 45% common ownership interest in the WV Alliance which is expected to commence operations in the third quarter of 1998.


INCOME TAXES

Income taxes decreased $2.0 million and $1.9 million for the three and six months ended June 30, 1998 as compared to the same periods in 1997 due to the taxes relating to the 1997 gain on the sale of the Roanoke MSA Cellular partnership. The effective tax rate increased slightly, from 38% to 40% for the first half of 1998 versus 1997 due to an increase in certain state minimum tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 1998, net cash provided by operating activities was $17.2 million. The principal changes in operating assets and liabilities was a $1.5 million increase in accounts payable which is due to the timing of payments. Other current liabilities increased $0.4 million due to increases in advance billings in the cellular operations.

The Company's investing activities for the six months ended June 30, 1998 included $5.5 million for the purchase of property and equipment, $0.9 million of which represents software and hardware related equipment and $3.3 million which represents an increase in property and equipment under construction. Primary contributions to the increase in property and equipment under construction were the renovations to certain retail stores ($0.5 million), construction in progress of the customer care facility ($1.0 million) and an investment in billing systems ($0.5 million). The Company invested an additional $2.0 million in the VA Alliance. A Company led consortium invested $0.6 million in Local Multipoint Distribution Services (LMDS) spectrum licenses with a net cash outlay from the Company of $0.3 million.

Net cash used for financing activities for the six months ended June 30, 1998 aggregated $9.4 million which primarily represents payment of dividends on outstanding capital stock of $2.8 million, payment on senior notes of $3.6 million and the reduction of lines of credit of $3.0 million.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

Funds required for dividends, capital expenditures, interest and debt principal payments and partnership contributions are expected to be provided from internal sources and borrowings drawn against available credit facilities. The Company has entered into certain guarantee agreements relating to its investments in the VA Alliance and the WV Alliance during 1998 (Note 4). Management anticipates that funds required for additional capital contributions to the VA Alliance and WV Alliance will be provided from increased cash flow resulting from lower estimated tax payments due to the Company recognizing its proportionate share of the tax losses generated by the VA Alliance and WV Alliance, both limited liability companies, cash flows from operations and borrowings under existing lines of credit.


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

The costs of the program and estimated completion date are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, compliance by third parties which interact with the Company's systems, the ability to locate and correct all relevant computer codes and similar uncertainties.

                           CFW COMMUNICATIONS COMPANY

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

                 Not applicable

Item 2.  Changes In Securities

                 Not applicable

Item 3.  Defaults Upon Senior Securities

                 Not applicable

Item 4.  Submission Of Matters To A Vote Of Security Holders

                 At the regular Annual Meeting of the Shareholders held April 21, 1998, directors C.P. Barger, C.W. McNeely, III, and C.A. Rosberg, being the same as the nominees in the proxy solicitation, were elected.

                 The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

================================================================================
                                                      VOTES FOR VS. TOTAL SHARES
     NOMINEE            FOR            AGAINST                OUTSTANDING
--------------------------------------------------------------------------------
C.P. Barger           9,923,032        124,551                   76.3%
--------------------------------------------------------------------------------
C.W. McNeely, III     9,991,714         55,869                   76.8%
--------------------------------------------------------------------------------
C.A. Rosberg          9,982,819         64,764                   76.7%
--------------------------------------------------------------------------------


Item 5.  Other Information

                 Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                 (A) Exhibits

                      (27) Financial Data Schedule

                 (B) Reports on Form 8-K

                      No reports on Form 8-K have been filed during the quarter
                     ended 6/30/98.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CFW COMMUNICATIONS COMPANY





August 14, 1998                          s/J. S. Quarforth
                                         --------------------------------------
                                         J. S. Quarforth, President
                                         and Chief Executive Officer








August 14, 1998                          s/M. B. Moneymaker
                                         --------------------------------------
                                         M. B. Moneymaker, Vice President and
                                         Chief Financial Officer, Treasurer and
                                         Secretary