Form 10-Q
period 1998-09-30
CFW COMMUNICATIONS CO
filed 1998-11-16
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    September 30, 1998     Commission File No.  0-16751
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

                                             Yes    x       No
                                                ---------     ---------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class COMMON STOCK, NO PAR VALUE  Outstanding 10/13/98  13,013,848

                           CFW COMMUNICATIONS COMPANY


                                    I N D E X



                                                                        Page
                                                                       Number
                                                                       ------

PART  I. FINANCIAL INFORMATION
        Condensed Consolidated Balance Sheets,
            September 30, 1998 and December 31, 1997                     3-4


        Condensed Consolidated Statements of
        Income, Three and Nine Months Ended
        September 30, 1998 and 1997                                       5


        Condensed Consolidated Statements of
        Cash Flows, Nine Months Ended
        September 30, 1998 and 1997                                       6


        Condensed Consolidated Statements of
        Shareholders' Equity, Nine Months Ended
        September 30, 1998 and the Year Ended 1997                        7


        Notes to Condensed Consolidated Financial
        Statements                                                       8-9


        Management's Discussion and Analysis
        of Financial Condition and Results of
         Operations                                                     10-16


PART II. OTHER INFORMATION                                               17


SIGNATURES                                                              18-19


                                            CFW COMMUNICATIONS COMPANY

                                       Condensed Consolidated Balance Sheets




------------------------------------------------------------------------------------------------------------------
                                                            September 30,1998                December 31,
                                                                   (Unaudited)                      1997
------------------------------------------------------------------------------------------------------------------
 ASSETS

 Current Assets
      Cash and cash equivalents                       $                  3,503,236     $             1,224,347
      Accounts receivable                                               11,792,631                  12,931,115
      Materials and supplies                                             1,818,284                   2,039,345
      Prepaid expenses and other                                           703,747                     349,617
------------------------------------------------------------------------------------------------------------------

                                                                        17,817,898                  16,544,424
                                                      -----------------------------------------------------------

 Securities and Investments                                             14,802,878                  16,873,601
------------------------------------------------------------------------------------------------------------------

 Property and Equipment
      In service                                                       141,069,707                 135,689,959
      Under construction                                                 6,059,358                   2,013,191
------------------------------------------------------------------------------------------------------------------

                                                                       147,129,065                 137,703,150
      Less accumulated depreciation                                     48,485,523                  42,032,163
------------------------------------------------------------------------------------------------------------------

                                                                        98,643,542                  95,670,987
                                                      -----------------------------------------------------------
 Other Assets
      Cost in excess of net assets of business                          12,814,246                  13,062,856
 acquired, less accumulated amortization
      Deferred charges                                                   1,773,167                   2,311,206
      Radio spectrum licenses                                            4,913,156                   3,984,455
------------------------------------------------------------------------------------------------------------------

                                                                        19,500,569                  19,358,517
                                                      -----------------------------------------------------------


                                                      $                150,764,887     $           148,447,529
------------------------------------------------------------------------------------------------------------------


 See Notes to Condensed Consolidated Financial Statements.

                                                  CFW COMMUNICATIONS COMPANY

                                             Condensed Consolidated Balance Sheets


------------------------------------------------------------------------------------------------------------------------------
                                                                              September 30, 1998            December 31,
                                                                                  (unaudited)                   1997
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                    $              5,620,732     $           4,169,282
     Customers' deposits                                                                  432,721                   457,343
     Advance billings                                                                   2,249,233                 2,081,491
     Accrued payroll                                                                    1,170,511                 1,459,821
     Accrued interest                                                                     419,798                   815,622
     Other accrued liabilities                                                          3,240,109                 2,651,719
     Deferred revenue                                                                   1,521,098                 1,329,877
     Income taxes payable                                                                       -                   124,545
------------------------------------------------------------------------------------------------------------------------------

                                                                                       14,654,202                13,089,700
                                                                      --------------------------------------------------------

Long-term Debt                                                                         17,856,397                24,606,160
------------------------------------------------------------------------------------------------------------------------------

Long-term Liabilities
     Deferred income taxes                                                             12,919,967                 9,242,246
     Retirement benefits other than pensions                                            8,966,792                 8,431,688
     Other                                                                              1,447,986                 1,471,543
------------------------------------------------------------------------------------------------------------------------------

                                                                                       23,334,745                19,145,477
                                                                      --------------------------------------------------------

Minority Interests                                                                      1,532,669                 1,150,690
------------------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
     Preferred stock, no par                                                                    -                         -
     Common stock, no par                                                              43,504,353                43,420,269
     Retained earnings                                                                 49,882,521                47,035,233
------------------------------------------------------------------------------------------------------------------------------

                                                                                       93,386,874                90,455,502
                                                                      --------------------------------------------------------


                                                                         $            150,764,887     $         148,447,529
------------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.

                                            CFW COMMUNICATIONS COMPANY

                                    Condensed Consolidated Statements of Income
                                                    (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                          Nine Months Ended
                                                  September 30,       September 30,         September 30,         September 30,
                                                     1998                 1997                  1998                   1997

Operating Revenues
     Wireline communications                $        9,526,529   $        8,580,522    $     27,989,022      $       25,314,414
     Wireless communications                         3,526,203            3,230,325          10,006,504               8,864,393
     Directory assistance                            3,379,243            2,857,631           9,917,092               7,317,606
     Other communications services                     723,684              488,101           2,029,595               1,629,132

                                                    17,155,659           15,156,579          49,942,213              43,125,545

Operating Expenses
     Maintenance and support                         2,754,780            2,453,825           7,989,006               7,020,330
     Depreciation and amortization                   2,655,921            2,255,507           7,636,712               6,673,076
     Customer operations                             4,198,668            3,739,863          12,068,200              10,191,962
     Corporate operations                            1,788,913            1,575,394           5,231,771               5,014,633

                                                    11,398,282           10,024,589          32,925,689              28,900,001

Operating Income                                     5,757,377            5,131,990          17,016,524              14,225,544

Other Income (Expenses)
     Other expenses, principally interest             (122,874)            (368,629)           (483,492)               (950,850)
     Interest and dividend income                       22,202               96,218              78,987                 225,488
     Equity loss from PCS investees                 (1,547,594)             (64,392)         (3,789,224)                (68,519)
     Equity income from other wireless                  59,236               25,375             101,244                  76,791
     investees
     Loss on write-down of investment                 (353,028)                   -            (623,095)                      -
     Gain on sale of investment                              -                    -                   -               5,077,379

                                                     3,815,319            4,820,562          12,300,944              18,585,833

Income Taxes                                         1,462,437            1,752,521           4,728,539               6,954,880

                                                     2,352,882            3,068,041           7,572,405              11,630,953

Minority Interests                                    (178,998)            (174,390)           (480,417)               (351,978)

Net Income                                  $        2,173,884   $        2,893,651    $      7,091,988      $       11,278,975
------------------------------------------------------------------------------------------------------------------------------------


Net income per common share - basic         $             0.17   $             0.22    $           0.55      $            0.87
Net income per common share - diluted       $             0.17   $             0.22    $           0.54      $            0.86

Average shares outstanding - basic                  13,013,848           12,982,748          13,005,791              12,981,759
Average shares outstanding - diluted                13,087,365           13,052,932          13,096,447              13,054,758

------------------------------------------------------------------------------------------------------------------------------------

Cash dividends per share                    $          0.10875   $            0.103    $        0.32625      $           0.309
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                            CFW COMMUNICATIONS COMPANY

                                  Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)
    -----------------------------------------------------------------------------------------------------------------------
                                                                                          Nine Months Ended
                                                                              September 30,              September 30,
                                                                                   1998                      1997
    -----------------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $           7,091,988     $           11,278,975
    Adjustments to reconcile net income
         to net cash provided by operating activities:
         Depreciation                                                              7,110,968                  6,286,805
         Amortization                                                                525,744                    483,168
         Deferred taxes                                                            3,677,721                  1,012,720
         Retirement benefits other than pensions                                     535,104                    529,752
         Other                                                                      (293,991)                   147,188
         Equity from wireless investees                                            3,687,980                     (8,272)
         Minority interests, net of distributions                                     56,237                    203,308
         Distributions received from investments                                     148,855                     99,704
         Loss on  write-down of investment                                           623,095                          -
         Gain on sale of investment                                                        -                 (5,077,378)
    Changes in assets and liabilities from operations:
         Decrease (increase) in accounts receivable                                1,138,484                 (3,479,352)
         Decrease in materials and supplies                                          221,061                    171,728
         (Increase) decrease in other current assets                                (354,130)                   270,997
         Increase (decrease) in accounts payable                                   1,451,450                   (351,765)
         Decrease in other accrued liabilities                                       (96,744)                  (493,104)
         Increase in other current liabilities                                       143,120                  1,351,999
         Decrease in income taxes payable                                           (124,545)                         -
    -----------------------------------------------------------------------------------------------------------------------

    Net cash provided by operating activities                                     25,542,397                 12,426,473
    -----------------------------------------------------------------------------------------------------------------------

    CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                           (9,820,763)               (10,835,599)
    Purchases of radio spectrum licenses                                            (417,455)                (4,459,818)
    Investments in PCS alliances                                                  (1,987,860)                  (971,362)
    Investment in national directory assistance
     database provider                                                            (1,000,000)                         -
    Purchase of minority interests                                                         -                 (1,103,481)
    Proceeds from the sale of investment                                                   -                  6,594,399
    Proceeds from sale of mortgage backed securities                                 934,146                    414,337
    Other                                                                            (61,197)                   (32,582)
    -----------------------------------------------------------------------------------------------------------------------

    Net cash used in investing activities                                        (12,353,129)               (10,394,106)
    -----------------------------------------------------------------------------------------------------------------------

    CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends                                                                (4,244,700)                (4,011,407)
    Payments on senior notes                                                      (3,749,763)                         -
    Payments on lines of credit, net                                              (3,000,000)                   (50,000)
    Net proceeds from exercise of stock options                                       84,084                        825
    -----------------------------------------------------------------------------------------------------------------------

    Net cash used in financing activities                                        (10,910,379)                (4,060,582)
    -----------------------------------------------------------------------------------------------------------------------

    Increase (decrease) in cash and cash equivalents                               2,278,889                 (2,028,215)

    Cash and cash equivalents:
    Beginning                                                                      1,224,347                  3,003,607
    -----------------------------------------------------------------------------------------------------------------------

    Ending                                                             $           3,503,236     $              975,392
    -----------------------------------------------------------------------------------------------------------------------

    See Notes to Condensed Consolidated Financial Statements.

                                            CFW COMMUNICATIONS COMPANY

                             Condensed Consolidated Statements of Shareholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------
                                                        Common Stock                Retained          Accumulated     Comprehensive
                                                                                    Earnings             Other           Income
                                                                                                     Comprehensive
                                                                                                         Income
                                                 Shares             Amount

Balance, December 31, 1996                       12,980,212  $     43,378,440   $  40,163,310    $   2,460,176

Net Income                                                -                 -       2,479,926                -    $   2,479,926
Unrealized loss on securities                             -                 -               -       (3,262,248)      (3,262,248)
available for sale, net of $2.1 million
deferred tax benefit
Cash dividends                                            -                 -      (1,336,962)               -                -

Balance, Mar 31, 1997                            12,980,212        43,378,440      41,306,274         (802,072)        (782,322)

Net Income                                                -                 -       5,905,398                -        5,905,398
Unrealized loss on securities                             -                 -               -       (1,159,604)      (1,159,604)
available for sale, net of $0.7 million
deferred tax benefit
Cash dividends                                            -                 -      (1,337,217)               -                -

Balance, June  30, 1997                          12,980,212        43,378,440      45,874,455       (1,961,676)       3,963,472

Net Income                                                -                 -       2,893,651                -        2,893,651
Unrealized gain on securities                             -                 -               -          539,251          539,251
available for sale, net of $0.3 million
deferred tax obligation
Cash dividends                                            -                 -      (1,337,228)               -                -
Stock options exercised, net                             62               825               -                -                -

Balance, September 30, 1997                      12,980,274        43,379,265      47,430,878       (1,422,425)       7,396,374

Net Income                                                -                 -         941,957                -          941,957
Reclassification to realized loss,                        -                 -               -        1,422,425        1,422,425
included in net income
Cash dividends                                            -                 -      (1,337,602)               -                -
Stock options exercised, net                          6,380            41,004               -                -                -

Balance, December 31, 1997                       12,986,654        43,420,269      47,035,233                -    $   9,760,756
                                                                                                                  ===============

Net Income                                                -                 -       2,449,650                -    $   2,449,650
Cash dividends                                            -                 -      (1,414,724)               -                -
Stock options exercised, net                         22,280                29               -                -                -

Balance, March 31, 1998                          13,008,934        43,420,298      48,070,159                -        2,449,650

Net Income                                                -                 -       2,468,454                -        2,468,454
Cash dividends                                            -                 -      (1,414,721)               -                -
Stock options exercised, net                          4,914            84,055               -                -                -

Balance, June 30, 1998                           13,013,848        43,504,353      49,123,892                -        4,918,104

Net Income                                                -                 -       2,173,884                -        2,173,884
Cash dividends                                            -                 -      (1,415,255)               -                -
Stock options exercised, net                              -                 -               -                -                -

Balance, September 30, 1998                      13,013,848  $     43,504,353   $  49,882,521                -    $   7,091,988
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements


(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1997, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

        The Company recognized a $2.8 million ($1.7 million after-tax) impairment loss on its investment in American Telecasting, Inc. in the fourth quarter of 1997. Accordingly, the unrealized loss of $2.3 million before-tax ($1.4 million after tax) was reclasssified to realized loss. Additionally, the Company recognized further impairment losses on its investment in American Telecasting, Inc. of $0.3 million ($0.2 million after-tax) during the first quarter 1998 and another $0.4 million ($0.2 million after-tax) during the third quarter 1998. Management viewed these losses as permanent impairments and therefore, these losses were realized in 1998 and, consequently, do not represent "other comprehensive income" on the Condensed Consolidated Statements of Shareholders' Equity. Subsequent to September 30, 1998, the value of the investment in American Telecasting, Inc. has declined another $0.3 million ($0.2 million after-tax).

(3) At December 31, 1997, the Company adopted the provisions of FASB Statement No. 128, Earnings Per Share, which provides for the dual presentation of basic net income per share and diluted net income per share. In order to reflect the assumed conversion of dilutive stock options, the weighted average number of common shares outstanding, which was used to compute diluted net income per share, were increased by 73,517 and 70,184 shares for the three months ended September 30, 1998 and 1997, respectively, and by 90,656 and 72,999 shares for the nine months ended September 30, 1998 and 1997, respectively. The Company currently has 473,379 options outstanding to acquire shares of common stock, of which 228,287 are currently exercisable.

(4) The Accounting Standards Executive Committee issued "Statement of Position (SOP) 98-5 Start-Up Costs" in June 1998. This standard requires the costs of start-up activities, including organization costs, to be expensed as incurred. The standard broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory and the like. The standard is effective for fiscal years beginning after December 15, 1999 and requires that previously deferred start-up costs be written-off through a cumulative effect change to earnings when the standard is initially adopted. Adoption of this standard is not expected to have a material impact to the Company's results of operations or the Company's financial position.

(5) The Company has a 21% common ownership interest in Virginia PCS Alliance, L.C. ("VA Alliance"), a provider of personal communications services (PCS) serving a 1.6 million populated area in central and western Virginia. The Company is managing such build-out pursuant to a service agreement. PCS operations began throughout the Virginia region in the fourth quarter of 1997.

        The Company has a 45% common ownership interest in the West Virginia PCS Alliance, L.C. ("WV Alliance"), an owner of PCS radio spectrum licenses for most of West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. These licenses enable the WV Alliance to build-out and operate a system to provide PCS to a 2.0 million populated area. The Company is managing this build-out pursuant to a service agreement. The WV Alliance commenced operations in September 1998, offering services along the Charleston and Huntington corridor.

        Combined summarized financial information for the VA Alliance and WV Alliance ("Alliances"), both of which are accounted for under the equity method, are as follows (dollar amounts in millions):

                                        September 30, 1998     December 31, 1997
                                        ------------------     -----------------
       Current assets                         $ 7.1                   $ 5.8
       Noncurrent assets                      134.3                   101.6
       Current liabilities                     31.4                    37.5
       Noncurrent liabilities                  88.0                    33.6
       Redeemable preferred stock              12.8                    12.8

                                             For the Nine Months Ended
                                               September 30, 1998
                                               ------------------
        Net sales                                   $   1.8
        Gross profit/(loss)                             0.0
        Net loss applicable to common owners          (17.2)
        Company's share of net loss                    (3.8)


        The Company has entered into guaranty agreements whereby the Company is committed to provide guarantees of up to $36.2 million of the VA Alliance's debt and redeemable preferred obligations and up to $15.1 million of the WV Alliance's debt obligations, with such guarantees becoming effective as obligations are incurred by the Alliances. At September 30, 1998, the Company has guaranteed $31.1 million of the Alliances' obligations.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

Three and Nine Months Ended September 30, 1998 and 1997


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

The Company's strategy is to be a regional full-service provider of communications products and services to customers within an expanding service area. The Company has implemented this strategy through acquisitions, investments in spectrum licenses and internal growth through capital investment. In addition, the Company has leveraged its existing switching platform and fiber optic network by introducing new services such as long distance, directory assistance, cable television, local internet access, competitive local exchange services and various enhanced services such as call waiting and caller identification. These activities have contributed to considerable growth in the Company's operating revenues.

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

Through the Virginia PCS Alliance, L.C. ("VA Alliance") and West Virginia PCS Alliance, L.C. ("WV Alliance") and other PCS joint ventures, the Company has acquired radio spectrum licenses for PCS in markets with an aggregate population of five million people. These licenses have enabled the Company, as managing partner of both Alliances, to deploy PCS in parts of central Virginia and will enable further deployment in central and western Virginia, West Virginia and parts of Maryland, Ohio, Pennsylvania, Kentucky and Tennessee. In the fourth quarter of 1997, the VA Alliance commenced providing PCS to a 1.6 million populated area in central and western Virginia. The WV Alliance commenced construction of the PCS network in West Virginia in early 1998 and began providing PCS in the Charleston and Huntington corridor in September 1998 and expects to commence PCS in the Clarksburg, Fairmont and Morgantown corridor by the year's end.

In 1998, management expects continued proportionate growth in revenue and operating cash flows from its current consolidated operations. The Company recognized losses of approximately $1.5 million and $3.8 million for the three and nine months ended September 30, 1998 for its share of losses from PCS partnerships. The Company's recognition of its share of losses associated with its investments in PCS partnerships is expected to become more significant through the remainder of 1998 and 1999 due to significant expansion within the Virginia markets and recognition of our share of losses from the WV Alliance which commenced operations in September 1998. These losses from equity investments are expected to exceed net income growth from consolidated operations and will likely result in consolidated net income levels below amounts reported in recent years. Losses from equity investments are expected to continue into future years until build-out is complete and a sufficient customer base has been established.

The Company wishes to caution readers that these forward-looking statements and any other forward-looking statements made by the Company are based on a number of assumptions, estimates and projections. These include, but are not limited to, continuation of economic growth and demand for wireless and wireline communications services; continuation at the current level of services for certain material customers; reform initiatives being considered by the FCC being relatively revenue neutral; significant competition in the Company's telephone service area not emerging in 1998; the impact on capital requirements and

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

earnings from new business opportunities and expansion into new markets; price erosion from competitive activity not being greater than anticipated; and achievement of build-out, operational, capital, financial and marketing plans relating to deployment of PCS. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's net income for the third quarter of 1998 was $2.2 million, or $0.17 per share, as compared to net income of $2.9 million, or $0.22 per share, for the third quarter of 1997. Net income for the nine month periods ending September 30, 1998 and 1997 was $7.1 million and $11.3 million, respectively.

The Company's equity share of PCS losses were $1.5 million and $3.8 million (before tax), respectively, for the three and nine months ended September 30, 1998. Additionally, further decline in the market price of American Telecasting, Inc. prompted additional write-downs in the Company's investment of approximately $0.3 million ($0.2 million after-tax) in the first quarter 1998 and $0.4 million ($0.2 million after-tax) in the third quarter 1998. The second quarter of 1997 included a $5.1 million ($3.1 million after tax or $0.24 per share) gain on the sale of its investment in the Roanoke Cellular partnership. Excluding these items, net income increased $0.4 million (13%) and $1.6 million (20%) for the three and nine month periods ending September 30, 1998 versus September 30, 1997. These increases are primarily the result of increased net income in the telephone, cellular, and directory assistance businesses partially offset by start-up costs associated with our commencement of competitive local telephone services (CLEC), internet and long distance (LD)services in several geographic markets. The third quarter is at a lower percentage growth rate than the nine month comparison due to the aforementioned start-up costs.

Operating revenues were $17.2 million and $49.9 million for the three and nine months ended September 30, 1998. This represents a $2.0 million (13%) and $6.8 million (16%) increase over operating revenues for the three and nine months ended September 30, 1997. Operating cash flows for the three and nine months ended September 30, 1998 were $8.4 million and $24.7 million, respectively, a $1.0 million (14%) and $3.8 million (18%) increase over the three and nine months ended September 30, 1997. Operating income for the three and nine months ended September 30, 1998 was $5.8 million and $17.0 million, respectively, a $0.6 million (12%) and a $2.8 million (20%) increase over the comparable periods from the prior year. These results reflect continued strong contributions from CFW's managed cellular operations, significant increases in both revenue and cash flow contributions from directory assistance due to contract expansions during 1997 and subsequent operating efficiencies, growth in telephone access lines, increases in minutes of use and calling features. As mentioned above, this is partially offset by the start-up costs associated with expansion of services into new markets.


OPERATING REVENUES

The total operating revenue increase of $2.0 million and $6.8 million for the three and nine month periods ended September 30, 1998 over September 30, 1997 was fueled primarily by revenue increases in the directory assistance business of $0.5 million and $2.6 million for these three and nine month periods. This is attributable to a 13% and 31% increase in call volume over these three and nine month periods in the current year versus the prior year due primarily to significant 1997 contract expansions. Telephone, network and cellular operating revenues increased $0.6 million, $0.3 million and $0.4 million, respectively for

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

the three months ended September 30, 1998 versus the comparable prior year period and increased $1.6 million, $1.1 million and $1.2 million, respectively for the nine months ended September 30, 1998 versus the comparable prior year period. Access minutes and lines grew 12% and 4%, respectively and cellular and paging customers grew 30% over the first nine months of 1997. Additionally, increased network traffic, internet customer growth and revenues from the commencement of CLEC and LD services accounted for the network revenue growth.


WIRELINE COMMUNICATIONS

Revenues from the Company's wireline operations, which include telephone revenues, fiber optic network usage and wireline cable revenues, increased $0.9 million (11%) and $2.7 million (11%) for the three and nine months ended September 30, 1998 versus the comparable 1997 periods. Telephone revenues, which include local service, access and toll services, directory advertising and calling feature revenues were $22.8 million for the first nine months of 1998 ($7.8 million for the third quarter 1998). This represents an increase of 8% over the first nine months of 1997 (9% increase over the third quarter 1997).

Network revenues increased $0.3 million and $1.1 million for the three and nine month period ended September 30, 1998 versus the comparable prior year periods. The increase for first nine months of 1998 versus 1997 is due to increases in carrier access revenue of $0.3 million generated by increased traffic, internet revenue of $0.4 million due to internet customer growth of 88% and $0.4 million due to the commencement of competitive local exchange and long distance for the first nine months of 1998 versus 1997.


WIRELESS COMMUNICATIONS

Revenues from the Company's wireless communications, which include cellular, paging, wireless cable and other miscellaneous revenues, increased $0.3 million (9%) and $1.1 million (13%) for the three and nine months ended September 30, 1998 versus 1997. Cellular revenues, including access, air time, roaming charges, paging and voicemail increased by $0.4 million or 16% and $1.2 million or 19% for the three and nine month periods ended September 30, 1998, respectively, over the comparable period in the prior year reflecting year over year customer growth of 30%.

DIRECTORY ASSISTANCE

Directory assistance revenue grew $0.5 million (18%) and $2.6 million (36%) for the three and nine months ended September 30, 1998 versus the comparable periods of the prior year. Call volumes for the first nine months of 1998 were up 31% over the prior year due to contract expansions and new business generated throughout 1997, the most significant portion of which occurred in the first half of 1997.


OPERATING EXPENSES

Operating expenses increased $1.4 million (14%) and $4.0 million (14%) for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997. Of this increase, $1.4 million represented a nine month period to period increase in the operating expenses of directory assistance. This is a 23% increase over the same period in the prior year and is a result of additional operating expenses necessary to support the revenue growth. Additionally, network expenses for the first nine months of 1998 increased $1.4 million (107%) over the prior year comparable period. This is due to a 46% increase in access costs and other material and support related costs primarily associated with and in support of the internet growth. Further, customer operations costs increased 94% in support of the growth in internet, CLEC and LD. As a percent of the related revenue, the Company's total operating expenses actually decreased by less than 1% over the same period in the prior year. This is due to improved operational efficiencies, particularly in the Company's directory assistance operations which experienced significant growth during 1997. Offsetting these efficiencies were increases in repair and maintenance and internet access costs, as well as an increase in the Company's non-capital investment in systems and customer care operations infrastructure to support our continued revenue and customer growth and future expansion plans. In addition, start-up costs associated with deploying new services in existing markets and expansion into new markets is expected to continue.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

MAINTENANCE AND SUPPORT EXPENSE

Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, increased $0.3 million (12%) and $1.0 million (14%) for the three and nine months ended September 30, 1998 versus the comparable periods of the prior year. This increase is primarily the result of increased access and other related costs in support of the revenue growth.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $0.4 million (18%) and $1.0 million (14%) for the three and nine months ended September 30, 1998 versus the comparable periods in 1997. This is due to a period to period increase in the property and equipment asset base which increased 5% from $134 million as of September 30, 1997 to $141 million as of September 30, 1998. Additionally, investments in computer software and hardware with shorter depreciable lives has driven depreciation as a percent of the related assets up from an annualized rate of 6.6% to 7.2%. The property and equipment increase was a result of capital growth to support continued business expansion primarily in the Company's wireless operations and directory assistance and systems related investments necessary to allow for the bundling of certain services and the integration of customer care and other key functions.

CUSTOMER OPERATIONS EXPENSE

Customer operations expense, which includes marketing and sales, product management, product advertising, publication of a regional telephone directory, customer services and directory assistance services increased $0.5 million (12%) and $1.9 million (18%) for the three and nine month periods ended September 30, 1998 versus the same periods of the prior year. Directory assistance increased $0.1 million (7%) and $1.1 million (25%) over these three and nine month periods to support the revenue growth. As mentioned above, customer care costs relating to the high growth businesses and the Company's commitment to further enhance customer care operations accounts for the majority of the remaining increase.


CORPORATE OPERATIONS EXPENSE

Corporate operations expense, which includes taxes other than income, executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses increased $0.2 million for the three and nine months ended September 30, 1998 versus the comparable three and nine month periods in the prior year. This is due to increased corporate infrastructure requirements in support of the Company's growth.


EQUITY LOSS FROM PCS INVESTEES

The Company's share of losses from the VA Alliance, which commenced operations in the fourth quarter of 1997 and WV Alliance, which commenced operations in late September 1998, was $1.5 million and $3.8 million for the three and nine months ended September 30, 1998. The Company has a 21% common ownership interest in the VA Alliance and a 45% common ownership interest in the WV Alliance.


INCOME TAXES

Income taxes decreased $0.3 million and $2.2 million for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 due to the taxes relating to the 1997 gain on the sale of the Roanoke MSA Cellular partnership. The effective tax rate increased slightly, from 38% to 40% for the first nine months of 1998 versus 1997 due to an increase in certain state minimum tax provisions.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 1998, net cash provided by operating activities was $25.5 million. The principal changes in operating assets and liabilities was a $1.5 million increase in accounts payable which is due to the timing of payments. Accounts receivable decreased by $1.1 million due to a slight improvement in the collection cycle for certain major accounts.

The Company's investing activities for the nine months ended September 30, 1998 included $9.8 million for the purchase of property and equipment, $2.2 million of which represents software and hardware related equipment, $2.2 million for land, building, furniture and fixtures and leasehold improvements primarily related to retail stores and $4.0 million which represents an increase in property and equipment under construction. Primary contributions to the increase in property and equipment under construction were construction in progress of the customer care facility ($1.7 million), information systems projects ($0.5 million) and other telecommunications electronics ($0.5 million). Also, the Company invested an additional $2.0 million in the VA Alliance and invested $1.0 in a national data base provider. Additionally, a Company led consortium invested $0.6 million in Local Multipoint Distribution Services (LMDS) spectrum licenses with a net cash outlay from the Company of $0.3 million. Finally, the Company liquidated $0.9 million of mortgage backed securities to satisfy cash needs.

Net cash used for financing activities for the nine months ended September 30, 1998 aggregated $10.9 million which primarily represents payment of dividends on outstanding capital stock of $4.2 million, payment on senior notes of $3.7 million and the reduction of lines of credit of $3.0 million.

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

The Company's plan was devised around several key components: (1) system inventory, (2) third party confirmation, (3) internal systems review, (4) compliance implementation, (5) testing and (6) contingency planning. Regarding the first component, the Company completed a comprehensive inventory of all it's systems (hardware and software) in July 1998. At the same time, formal communication, through a confirmation process, was initiated with all of the Company's significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to resolve their own year 2000 issues. The Company has received responses from approximately two-thirds of the confirmations sent and continues to follow-up on non-responses and instances where potential issues were noted. Regarding the third component, the Company has completed a comprehensive review of it's computer systems to identify the internal systems that could be impacted by the year 2000 issue. Based on findings from this review, the Company has

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

developed an implementation plan to resolve potential issues and is in the early to middle stages of implementing such a plan. Both the second and third components were further broken down by category of system (network systems, information technology systems and other supporting systems). Significant focal areas are the Company's network/switching related equipment and the corporate billing, customer provisioning and accounting systems. The final components are testing and contingency planning. Testing, where feasible, will span both the internal systems and systems interface with third parties. Contingency planning is necessary in the event that conversion efforts, customer compliance or any other conditions arise that prevent planned critical application upgrades. The entire year 2000 project has a targeted completion date of June 1, 1999. Completion of this project includes planned testing of each major exposure area to ensure compliance. Although no significant plan changes are anticipated, implementation of any contingency plan, should it be necessary, may effect the project's completion date and cost.

Based on it's findings and assessment to date, the Company is or will be performing certain planned telephone switching software upgrades and computer software and system upgrades, which are being performed primarily to better meet the business and growth needs of the Company. The total year 2000 project cost estimates are not expected to be material to the Company's business operations or financial condition. The Company will continue to review and update this estimate over the duration of the project.

As mentioned above, the Company expects its year 2000 program to be completed by June 1, 1999. It should be noted that the Company plans to devote all resources required to resolve any significant year 2000 issues. However, if the planned modifications and upgrades are not made, or are not completed on a timely basis, and continguency plans were to falter, the year 2000 issue could have a material impact on the operations of the Company. Also, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems or costs of upgrades. The material impact on the operations of the Company could include, but not be limited to, interruption of telecommunications services, interruption, error or failure of the Company's customer care services, including customer billing, and failures of the Company's other information systems and other date-sensitive equipment. Such failures could result in substantial customer claims as well as lost revenue due to service interruption, significant delays in the billing process and increased expense associated with stabilizing operations following such failures.

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

                 Not applicable

Item 5.  Other Information

                 Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                 (A) Exhibits

                     (27) Financial Data Schedule

                 (B) Reports on Form 8-K

                     No reports on Form 8-K have been filed during the quarter ended 9/30/98.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CFW COMMUNICATIONS COMPANY





November 13, 1998                    s/J. S. Quarforth
                                     -------------------------------------
                                     J. S. Quarforth, President
                                     and Chief Executive Officer








November 13, 1998                    s/M. B. Moneymaker
                                     -------------------------------------
                                     M. B. Moneymaker, Vice President and
                                     Chief Financial Officer, Treasurer and
                                     Secretary