Form 10-K
period 1998-12-31
CFW COMMUNICATIONS CO
filed 1999-03-30
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

___  (Mark One)
 x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
___  ACT OF 1934

For fiscal year ended December 31, 1998
                      -----------------
                                       OR
___
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______ to ____________________________________

                         Commission file number: 0-16751

                        CFW COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                  54-1443350
-------------------------------                  ------------------
(State or other jurisdiction of                  (I. R. S. employer
 incorporation or organization)                identification number)
P. O. Box 1990, Waynesboro, Virginia                      22980
------------------------------------                      -----
(Address of principal executive offices)               (Zip Code)
Registrant's telephone number, including area code     540-946-3500
                                                       ------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   -----------------------------------------
       None                                             None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         YES   X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 22, 1999; $282,675,506. (In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The aggregate market value has been computed based upon the average of the bid and asked prices as of February 22, 1999.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class    Common Stock, no par value
       -----------------------------

Outstanding March 1, 1999 13,016,988 shares
                         ------------------

DOCUMENTS INCORPORATED BY REFERENCE

         Information from the following documents has been incorporated by reference in this report:

         --- Annual  Report to  Shareholders  for year ended  December  31, 1998
             PARTS I AND II
         --- Proxy Statement for 1999 Annual Meeting of Shareholders - PARTS I
             AND III

CFW COMMUNICATIONS COMPANY                                             FORM 10-K

                                     PART I
Item  1.  BUSINESS

                      CFW Communications Company ("CFW" or the "Company") is a diversified telecommunications provider offering a broad range of integrated telecommunications products and services to business and residential customers in Virginia and West Virginia, through its wireline, wireless and other operating divisions. The Company's products and services include local telephone, long distance, personal communications services (PCS), cellular, paging, wireless and wireline cable television, directory assistance, competitive access, local internet access, and alarm monitoring and installation.

                      The Company's business strategy is to be a regional, integrated, full-service provider of voice, data and video communications products and services to customers within an expanding service area. The principal components of the Company's strategy include; (i) offering a full range of communications products and services; (ii) focusing on wireless communications, competitive local telephone service (CLEC) and internet access; (iii) continuing its tradition of delivering high quality service to its customers; and (iv) expanding its geographic presence throughout central and western Virginia, West Virginia and surrounding states.

                      The Company provides wireline services such as local exchange and telephone service to customers in the cities of Waynesboro, Clifton Forge and Covington, Virginia, and the surrounding counties, and maintains approximately 36,700 access lines in these service territories. The Company is a certified local exchange carrier in an eleven county area in central and western Virginia and, with interconnection agreements in place with three incumbent local telephone providers, the Company commenced providing competitive local telephone services to businesses in Charlottesville, Harrisonburg and Staunton, Virginia in late 1998 and, in 1999, plans to expand this service offering throughout central and western Virginia and in the Huntington and Charleston, WV communities.

                      In addition to its local telephone operations, the Company owns and operates over 450 miles of fiber optic cable in western and central Virginia. This fiber is connected and is a part of a fiber network managed by ValleyNet, in which the Company is a partner, using state-of-the-art electronics, thus establishing a regional backbone for the rapid deployment of broadband services beyond traditional franchise boundaries. During 1997 ValleyNet connected its fiber network to Carolina FiberNet. In 1998, the ValleyNet network was expanded to connect to the AEP Communications network. This contiguous network serves ten states and represents 4,500 miles of fiber cable. CFW also leases

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


                      capacity on this network to long distance carriers and provides private network facilities and local internet access. Continued expansion and enhancement of the network infrastructure will facilitate the Company's ability to further control its network operating costs as it introduces CLEC and internet services and increases its PCS customer base throughout the region. Accordingly, the Company plans to add 500 miles of fiber in 1999 through a joint fiber build.

                      The Company's internet business services nearly 8,000 customers in most of its Virginia markets and in the Huntington and Charleston markets of West Virginia. The Company plans to expand this service to its' remaining Virginia markets of Danville and Martinsville, VA and to Morgantown, Fairmont and Clarksburg, WV in 1999.

                      The Company purchased the Alleghany County wireline cable system from Sammons Communications Company, Inc. in mid year 1995 and now operates a traditional coaxial cable system and services 7,200 customers in Alleghany County, Virginia. During 1996, the Company completed the rebuild and expansion of this wireline system to a state-of-the-art hybrid fiber coaxial (HFC) network with 750 MHz of capacity. This upgrade provides better signal quality, expands the number of channels and includes additional premium channels. This HFC network provides the infrastructure to support high-speed modems for service such as Internet and provides the Company a platform to support voice, data and video over a single wireline network.

                      The Company also currently provides wireless communications products and services such as cellular, personal communication services, paging and cable. The Company owns approximately 84% of, and is the general partner in, a limited partnership that provides cellular service in Virginia RSA6, a cellular geographic area in Western Virginia covering a population of approximately 200,000 and 75 miles of interstate highway. The Company also is a 22% limited partner in the Virginia RSA5 partnership providing cellular service in the region immediately south of RSA6.

                      The Company has a 21% common ownership interest in Virginia PCS Alliance, L.C. (VA Alliance), a provider of PCS throughout central and western Virginia. The Company also has a 45% common ownership interest in the West Virginia PCS Alliance, L.C. (WV Alliance), an owner of PCS radio spectrum licenses for most of West Virginia and parts  of  eastern  Kentucky,  southwestern  Virginia  and eastern Ohio that commenced providing PCS services in Charleston and Huntington in late 1998. Additional information regarding these PCS investments is included in
                      Note 3 to the Company's Consolidated Financial Statements as found on pages 22 and 23 of the Annual Report of CFW to its Shareholders for the year ended December 31, 1998 and is incorporated herein by reference.

                      The Company owns and operates wireless cable systems in the Charlottesville, Shenandoah Valley and Richmond, Virginia markets. These systems currently provide wireless cable service to approximately 12,000 customers. The

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


                      Company provides high-speed internet service in the Charlottesville market which utilizes the wireless cable spectrum. The Company expects to launch similar services in its remaining wireless cable markets during 1999.

                      CFW provides operator based directory information services for AT&T customers requesting phone numbers in the mid-Atlantic states. The Company also provides directory services to its PCS customers and GTE wireless customers in Virginia and Pennsylvania. The Company currently handles more than 220,000 requests per business day and provides employment for approximately 450 directory assistance personnel. The contract with AT&T commenced on December 1, 1994 and has an initial term of five years. During 1998 the Company commenced providing national directory assistance services to a new customer and also invested in a national database provider. The Company has two operational calling centers dedicated to these operations. During 1998 the Company purchased a historically significant building in downtown Winchester, Virginia which is being renovated into a third calling center. This additional center can accommodate approximately 110 directory assistance operator personnel. This facility provides additional capacity and can be used to provide directory assistance for other telecommunication companies, call completion and other operator services. It is anticipated that this center will be on-line in the second quarter of 1999.

                      The Company provides other communications services such as alarm installation and monitoring, billing and collection services to long distance carriers within the Company's local telephone exchange, and a regional telephone directory that is used by both its customers and customers in neighboring local exchanges.

                      The percentage of total sales contributed by each class of service is as follows:

                                                              1998              1997             1996
                                                              ----              ----             ----

                      Wireline communications                 56.4%             58.4%            65.0%
                      Wireless communications                 19.8%             19.9%            18.5%
                      Directory assistance                    19.4%             17.9%            12.8%
                      Other communications services            4.4%              3.8%             3.7%

                      Construction materials and equipment are furnished from dependable suppliers. Delivery of materials and equipment is being made on normal schedules. Programs have been initiated by the registrant to conserve fuel and energy. Regulations published by the Federal Energy Office give high priority to telephone companies in the allocation of fuel in the event of a shortage.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


                      CFW Telephone Inc., a wholly-owned subsidiary, holds a Certificate of Public Convenience and Necessity granted by the State Corporation Commission of Virginia to provide telephone services in its certificated area. CFW Telephone, Inc. also holds franchises granted by the cities of Clifton Forge, Covington and Waynesboro which expire in 2021 and the town of Iron Gate which expires in 2024. These franchises grant CFW Telephone Inc. the right to place its poles and wires in the respective jurisdictions. Historically, CFW Telephone Inc. has not had significant competition from other providers over its core services. However, due to the Telecommunications Act of 1996 (discussed further below) and due to wireless technological advances, the Company may be subject to greater direct competitive forces in the future.

                      CFW Network Inc., a wholly-owned subsidiary, operates a fiber optic network which is unique to the area it serves. It holds a Certificate of Public Convenience and Necessity to provide interexchange services anywhere within the Commonwealth of Virginia and in 1996 was granted a Certificate of Public Convenience and Necessity to provide CLEC services in all or parts of the following Virginia counties: Albemarle, Amherst, Augusta, Bedford, Campbell, Frederick, Nelson, Roanoke, Rockbridge, Rockingham, and Shenandoah, and in the following Virginia cities: Roanoke, Lynchburg, Salem, Charlottesville, Harrisonburg, Bedford, Lexington, Staunton, Winchester, and Buena Vista. The Company will compete with other local telephone companies. With respect to its carrier services business, competition may occur in the future in the event other service providers build network facilities.

                      CFW Cable of Virginia Inc., a wholly-owned subsidiary, provides coaxial cable service in primarily the same franchised area as CFW Telephone Inc. provides local telephone service in the Clifton Forge and Covington area. Over-the-air broadcasting, direct broadcast satellite service and other satellite-based services may compete with the Company's wireline cable system.

                      CFW Wireless Inc., a wholly-owned subsidiary, provides analog cellular and digital PCS services in Virginia RSA6. CFW Wireless competes with another cellular provider in Virginia RSA6 and also with PCS providers which offer personal communication services (PCS). In 1998, the Company initiated filings with the state of West Virginia to obtain certifications necessary to provide CLEC services similar to those granted to CFW Network Inc. for our Virginia CLEC offering. Approval of these certificates in West Virginia was granted in January 1999. Additionally, the Company obtained certification to provide interexchange telecommunications resale services. This certification allows the Company to roll out our long distance services in West Virginia.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


                      The Virginia PCS Alliance offers PCS, a new 100% digital wireless technology, throughout central and western Virginia. The West Virginia Alliance commenced providing PCS services in 1998 in Charleston and Huntington, West Virginia and their surrounding communities. PCS provides higher voice quality, longer battery life, text messaging and more enhanced features than cellular. PCS will initially compete with local telephone and cellular providers through fixed wireline replacement and mobility services.

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

                      Financial information about industry segments required by this item is incorporated herein by reference to Note 2 of the Notes to Consolidated Financial Statements found on pages 21 and 22 in the Annual Report of CFW Communications Company to its Shareholders for the year ended December 31, 1998.

                      In early 1996, Congress passed the Telecommunications Act of 1996, aimed at increasing competition in telecommunications services such as local telephone, cable and long distance. The Company has developed a strategic plan to capitalize on these opportunities and, as previously stated, is now certified by the State Corporation Commission to provide local telephone services throughout the central and western portions of Virginia and West Virginia.

                      Seasonal effect on the business is not material, however directory assistance calling volume and roaming traffic is typically higher in the summer months. No extended payment terms are made to customers. Orders for installation of services are being filled on a current basis. No material part of the business is done with the government. Research and development is performed by the registrant's suppliers. For the years ended December 31, 1998, 1997 and 1996, AT&T accounted for 28%, 34% and 24%, respectively, of the registrant's consolidated revenues. These revenues primarily consisted of carrier access charges for long distance services, billing and collection services and directory assistance.

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

                      The Company employs 748 regular full-time and part-time persons.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


                      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

                      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that these forward-looking statements and any other forward-looking statements made by the Company are based on a number of assumptions, estimates and projections including but not limited to, continuation of economic growth and demand for wireless and wireline communications services; continuation of current level of services for certain material customers; reform initiatives being considered by the FCC being relatively revenue neutral; significant competition in the Company's telephone service area not emerging in 1999; the impact on capital requirements and earnings from new business opportunities and expansion into new markets and anticipated competitive activity not being greater than anticipated; and the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                      EXECUTIVE OFFICERS OF THE COMPANY
                                  Name                                      Office                             Age
                      ----------------------------- -------------------------------------------------------- --------
                      J. W. Brownlee                Vice President- Virginia Operations                      58
                      W. C. Catlett                 Vice President- Strategy and Business Development        39
                      D. E. Lowe                    President- West Virginia Operations                      57
                      D. R. Maccarelli              Senior Vice President- Engineering and Carrier Services  46
                      M. B. Moneymaker              Vice President and Chief Financial Officer, Treasurer    41
                                                    and Secretary
                      D. M. Persing                 Vice President- Human Resources                          47
                      J. S. Quarforth               President and Chief Executive Officer                    44
                      C. A. Rosberg                 Senior Vice President and Chief Operating Officer        46
                      W. M. Zirkle                  President- Virginia Operations                           41

                      Information for Mr. Quarforth and Mr. Rosberg is included under the heading "Election of Directors" in the Proxy Statement of the registrant for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                      Mr. Brownlee became Vice President and Chief Operating Officer - Wireline in January 1997 after serving as Vice President - Telephone Operations since January 1989. Previously he served as Outside Plant Engineering and Construction Manager from October 1978 until January 1989.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


                      Mr. Catlett became Vice President - Strategy and Business Development in January 1997 after serving as Director of Business Development since January 1994. Previously, he served as Planning and Regulatory Manager from April 1992 until January 1994 and Revenue Requirements Manager from May 1990 until April 1992.

                      Mr. Lowe became President of West Virginia operations in January 1998. Previously, he was employed by Charles Ryan Associates, a public relations and advertising firm, from January 1997 until December 1997. From August 1995 until December 1996 he was self-employed as an independent consultant. During a period of this time, he served as President of Glade Springs LLC, a recreational resort and residential development company. From 1963 through August 1995, Mr. Lowe was employed by Bell Atlantic, the last 2
                      1/2 years of which he served as President and Chief Executive Officer for Bell Atlantic - West Virginia. He held other executive level positions in operations, advertising, corporate relations, external affairs, and strategic planning during his 32-year telecommunications career at Bell Atlantic.

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

                      Ms. Persing became Vice President- Human Resources in May 1998. From December 1995 to March 1998, she was employed by PrimeCo Personal Communications as Vice President of Customer Care. From June 1974 to January 1994, she held numerous leadership positions with AT&T. These positions encompassed customer care, directory assistance, human resources, network engineering, software development and large project management. From August 1994 to November 1995, she served as operations manager for CFW's directory assistance operation.

                      Mr. Zirkle became Vice President and Chief Operating Officer - Wireless in February 1996 and became an executive officer of the Company effective April 1997. Previously he founded and was a principal, since 1990, in Essex Communications Partners, Inc., a telecommunications management and consulting firm serving the wireless industry.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


Item  2.  PROPERTIES

                      The Company owns its four exchange buildings and all equipment therein in the cities of Clifton Forge, Covington and Waynesboro and the rural community of Potts Creek. The Company also owns a plant service center building located approximately one mile from the Waynesboro and Covington exchange buildings. The Company owns its corporate headquarters building located in Waynesboro, Virginia. Additionally, the Company owns two 15,700 square feet directory service centers, one located in Clifton Forge, Virginia and the other located in Waynesboro, Virginia. The Company owns a 14,400 square foot building located adjacent to its directory service center in Waynesboro, Virginia for purposes of housing its main PCS operations. In 1998, the Company completed construction of a 31,000 square foot building located adjacent to its main PCS operations building for purposes of housing its integrated customer care facilities. In addition, in 1998 the Company completed construction of a 6,400 square foot retail store located in Waynesboro, Virginia. All buildings are of masonry construction and are in good condition. As discussed earlier, the Company has acquired a historically significant, 33,000 square foot building that was originally constructed in 1847. This property is located in Winchester, Virginia. Approximately 17,500 square feet is currently being rehabilitated to accommodate a third directory assistance center and an additional 500 square feet is being rehabilitated as a retail store in the City's historic pedestrian mall.

Item  3.  LEGAL PROCEEDINGS

                      None.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      There were no matters submitted to a vote of security holders during the quarter ending December 31, 1998.

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                      The Common Stock of the Company is listed in the NASDAQ National Market. The number of registered shareholders totaled 2,998 as of December 31, 1998, an increase of 114 since December 31, 1997. The range of stock prices for the two most recent fiscal years is included in a table under the heading "Quarterly Review" on Page 35 of the Annual Report of CFW Communications Company to its shareholders for the year ended December 31, 1998 and is incorporated herein by reference. The regular cash dividend paid for each quarter of 1998 and 1997 was $0.10875 and $0.103, respectively, totaling $0.435 and $0.412 for the respective years.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


                      The Company's 7.26% unsecured senior notes contain restrictive covenants including restrictions relating to the payment of dividends. Pursuant to the restrictions of the senior notes, approximately $12.5 million of the Company's consolidated retained earnings were available for the payment of dividends at December 31, 1998.

Item  6.  SELECTED FINANCIAL DATA

                      The information included under the heading "Selected Financial Data and Five Year Growth Comparison" on Page 35 of the Annual Report of CFW Communications Company to its Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      The "Management's Discussion and Analysis" found on Pages 30 through 34 of the Annual Report of CFW Communications Company to its Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                      The Company has not entered into financial instruments that subject the Company to material market risk. Financial instruments in which the Company holds are disclosed in Notes 4 and 5 to the Company's Consolidated Financial Statements as found on pages 23 and 24 of the Annual Report of CFW to its Shareholders for the year ended December 31, 1998 and is incorporated herein by reference.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Information required by this item is incorporated herein by reference to the Annual Report of CFW Communications Company to its Shareholders for the year ended December 31, 1998 as follows:

                      Financial statements and Independent Auditor's Report found on Pages 14 through 29.

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

                      None

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                      The information included under the heading "Election of Directors" in the definitive Proxy Statement of the registrant for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


Item 11.  EXECUTIVE COMPENSATION

                      The information included under the heading "Summary Compensation Tables" in the definitive Proxy Statement of the registrant for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      The information included under the headings "Election of Directors" and "Related Transactions" in the definitive Proxy Statement of the registrant for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                      The information included under the headings "Election of Directors" and "Related Transactions" in the definitive Proxy Statement of the registrant for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV


Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1.      Financial Statements

              The following financial statements of CFW Communications Company are incorporated by reference in Part II, Item 8 of this FORM 10-K:

              Consolidated Balance Sheets at December 31, 1998 and 1997.

              Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996.

              Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

              Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.

              Notes to Consolidated Financial Statements.

              Independent Auditor's Report.

      2.      Exhibits

                  ( 3) Articles of Incorporation and Bylaws, including all other amendments thereto, are incorporated by reference to Form 10-K, Exhibit 3, of CFW Communications Company dated March 30, 1998.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K


                  (4.1) Original Note Agreement dated as of January 1, 1993 for $20,000,000 7.26% senior notes due January 1, 2008 is incorporated herein by reference to Form 10-K, Exhibit 4, of CFW Communications Company dated March 24, 1993.

                  (4.2) Rights Agreement dated as of February 26, 1990 is incorporated herein by reference to the Form 8-A,
                           Exhibit 1 dated March 5, 1990.

                  (10) The previously filed 1997 Stock Compensation Plan, Non-Employee Directors' Stock Option Plan and 1997 Employee Stock Purchase Plan are hereby incorporated by reference to the Company's Registration Statement on Forms S-8. (Regis. Nos. 333-40753, 333-40751 and
                           333-45593, respectively). The previously filed 1988 Stock Option plan is incorporated herein by reference to the Company's Registration Statement on Form S-4. (Regis. No. 33-20201) Annex IV.*

                  (13) Annual Report of CFW Communications Company to its shareholders for the year ended December 31, 1998 (See Note 1).

                  (21)     Subsidiaries of the registrant.

                  (23)     Consent of McGladrey and Pullen, LLP.

                  (27) Financial Data Schedule for the year ended December 31, 1998.

                  (99) Financial Statements of Virginia PCS Alliances, L.C. for the year ended December 31, 1998.

                        Note 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the Annual Report shall not be deemed "filed" as part of this Form 10-K.

                   * Compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 14 Form 10-K.

   (b) Reports on Form 8-K.

              There were no reports on Form 8-K for the three months ended December 31, 1998.

   (d) Financial information of subsidiaries not consolidated and 50 percent or less owned entities.

       The following financial statements of Virginia PCS Alliances, L.C. are incorporated by reference in Part II, Item 8 of this FORM 10-K:

       Balance Sheets at December 31, 1998 and 1997.

       Statements of Operations for the years ended December 31, 1998 and 1997.

       Statements of Cash Flows for the years ended December 31, 1998 and 1997.

       Statements of Members' Equity (deficit) for the years ended December 31, 1998 and 1997.

       Notes to Financial Statements.

       Independent Auditor's Report.

CFW COMMUNICATIONS COMPANY                                             FORM 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CFW COMMUNICATIONS COMPANY
Dated:  March 30, 1999
                                         By       s/ J. S. Quarforth
                                           ------------------------------------
                                                     J. S. Quarforth, President
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   s/ R. S. Yeago, Jr.                      Chairman of the Board,
----------------------------                and Director                                         March 30, 1999
      R. S. Yeago, Jr.

                                            President and
   s/ J. S. Quarforth                       Chief Executive Officer,
----------------------------                and Director                                         March 30, 1999
      J. S. Quarforth

                                            Senior Vice President,
   s/ C. A. Rosberg                         Chief Operating Officer,
----------------------------
      C. A. Rosberg                         and Director                                         March 30, 1999

   s/ C. P. Barger                          Director                                             March 30, 1999
----------------------------
      C. P. Barger

   s/ W. W. Gibbs, V                        Director                                             March 30, 1999
----------------------------
      W. W. Gibbs, V

   s/ J. B. Mitchell, Sr.                   Director                                             March 30, 1999
----------------------------
      J. B. Mitchell, Sr.

   s/ C. W. McNeely, III                    Director                                             March 30, 1999
----------------------------
      C. W. McNeely, III

   s/ J. N. Neff                            Director                                             March 30, 1999
----------------------------
      J. N. Neff

                                            Vice President and
   s/ M. B. Moneymaker                      Chief Financial Officer,
----------------------------                Treasurer and Secretary                              March 30, 1999
      M. B. Moneymaker