Form 10-Q
period 1999-03-31
CFW COMMUNICATIONS CO
filed 1999-05-17
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   March 31, 1999            Commission File No. 0-16751
                      ------------------                             ---------

                           CFW COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                           54-1443350
-------------------------------------------------------------------------------
(State or other  jurisdiction of                           (I R S employer
incorporation or organization)                            identification no.)



P. O. Box 1990, Waynesboro, Virginia                           22980
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)


Registrant's telephone number, including area code    540-946-3500
                                                  --------------------


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

                                    Yes_x_No___

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class    COMMON STOCK, NO PAR VALUE         Outstanding 5/13/99     13,036,416
         --------------------------                                 ----------

                                            CFW COMMUNICATIONS COMPANY


                                                     I N D E X



                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets, March 31, 1999 and December
         31, 1998                                                                                        3-4


         Condensed Consolidated Statements of Income, Three Months Ended March
         31, 1999 and 1998                                                                                5


         Condensed Consolidated Statements of Cash Flows, Three Months Ended
         March 31, 1999 and 1998                                                                          6


         Condensed Consolidated Statements of Shareholders' Equity, Three
         Months Ended March 31, 1999 and Each of the Calendar Quarters in the
         Year Ended December 31,1998                                                                      7


         Notes to Condensed Consolidated Financial Statements                                            8-9


         Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Results of Operations                                                                          10-14


PART II. OTHER INFORMATION                                                                               15


SIGNATURES                                                                                              16-17


                                            CFW COMMUNICATIONS COMPANY

                                       Condensed Consolidated Balance Sheets




                                                                                  March 31, 1999              December 31, 1998
                                                                                    (Unaudited)
                                                                                ---------------------       --------------------
ASSETS
Current Assets
     Cash and cash equivalents                                                  $          42,152           $          42,890
     Accounts receivable, net of allowance of $0.7 million ($0.6 million               13,182,492                  12,120,985
       in 1998)
     Receivable from affiliates                                                         3,304,698                   5,681,978
     Materials and supplies                                                             2,401,059                   2,176,895
     Prepaid expenses and other                                                           565,615                     448,775
     Income tax receivable                                                                520,989                     691,221
                                                                                ---------------------       --------------------

                                                                                       20,017,005                  21,162,744
                                                                                ---------------------       --------------------

Securities and Investments                                                             16,448,568                  11,671,417
                                                                                ---------------------       --------------------

Property and Equipment
     Land                                                                               1,957,874                   1,957,874
     Buildings and improvements                                                        19,076,629                  19,007,349
     Network plant and equipment                                                       95,444,426                  93,247,587
     Furniture, fixtures and other equipment                                           21,364,672                  20,022,238
     Radio spectrum licenses                                                           15,468,649                  15,468,649
                                                                                ---------------------       --------------------
         Total in service                                                             153,312,250                 149,703,697
     Under construction                                                                 9,970,984                   3,916,819
                                                                                ---------------------       --------------------

                                                                                      163,283,234                 153,620,516
     Less accumulated depreciation                                                     53,374,976                  50,760,242
                                                                                ---------------------       --------------------

                                                                                      109,908,258                 102,860,274
                                                                                ---------------------       --------------------
Other Assets
     Cost in excess of net assets of business acquired, less accumulated               12,834,000                  12,705,900
       amortization of $1.5 million ($1.4 million in 1998)
     Deferred charges                                                                     482,304                     533,540
     Radio spectrum licenses and license deposits                                       7,748,192                   6,090,791
                                                                                ---------------------       --------------------

                                                                                       21,064,496                  19,330,231
                                                                                ---------------------       --------------------


                                                                                $     167,438,327           $     155,024,666
                                                                                =====================       ====================



See Notes to Condensed Consolidated Financial Statements.

                                            CFW COMMUNICATIONS COMPANY

                                       Condensed Consolidated Balance Sheets


                                                                         March 31, 1999           December 31,
                                                                          (unaudited)                 1998
                                                                       -------------------     --------------------
Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable                                                  $       7,871,644       $        7,042,966
     Customers' deposits                                                         412,048                  400,655
     Advance billings                                                          2,354,804                2,303,696
     Accrued payroll                                                             330,922                1,283,083
     Accrued interest                                                            244,261                  623,412
     Other accrued liabilities                                                 3,143,365                2,490,386
     Deferred revenue                                                          1,385,795                1,221,849
                                                                       -------------------     --------------------

                                                                              15,742,839               15,366,047
                                                                       -------------------     --------------------

Long-Term Debt                                                                28,593,414               19,774,262
                                                                       -------------------     --------------------

Long-term Liabilities
     Deferred income taxes                                                    15,816,092               14,243,872
     Retirement benefits other than pensions                                   9,592,020                9,317,424
     Other                                                                     1,330,167                1,440,157
                                                                       -------------------     --------------------

                                                                              26,738,279               25,001,453
                                                                       -------------------     --------------------

Minority Interests                                                             1,454,173                1,472,419
                                                                       -------------------     --------------------

Commitments

Shareholders' Equity
     Preferred stock, no par                                                           -                        -
     Common stock, no par                                                     43,602,658               43,527,636
     Retained earnings                                                        49,726,670               49,882,849
     Accumulated Other Comprehensive Income, unrealized gain                   1,580,294                        -
       on securities available for sale, net
                                                                       -------------------     --------------------

                                                                              94,909,622               93,410,485
                                                                       -------------------     --------------------


                                                                       $     167,438,327       $      155,024,666
                                                                       ===================     ====================



See Notes to Condensed Consolidated Financial Statements.

                                            CFW COMMUNICATIONS COMPANY

                                    Condensed Consolidated Statements of Income
                                                    (Unaudited)

                                                                                          Three Months Ended
                                                                                  March 31,                March 31,
                                                                                     1999                     1998
Operating Revenues
     Wireline communications                                                  $     9,802,114           $     9,211,446
     Wireless communications                                                        3,297,940                 3,159,444
     Directory assistance                                                           2,873,508                 3,269,466
     Other communications services                                                  1,044,065                   594,926

                                                                                   17,017,627                16,235,282

Operating Expenses
     Maintenance and support                                                        3,202,319                 2,642,594
     Depreciation and amortization                                                  2,810,792                 2,493,675
     Customer operations                                                            4,567,246                 3,893,580
     Corporate operations                                                           1,743,817                 1,658,555

                                                                                   12,324,174                10,688,404

Operating Income                                                                    4,693,453                 5,546,878

Other Income (Expenses)
     Other expenses, principally interest                                            (319,086)                 (189,538)
     Interest and dividend income                                                     106,624                    24,839
     Equity loss from PCS investees                                                (2,331,174)                 (895,583)
     Equity income from other wireless investees                                       53,007                     4,506
     Loss on write-down of investment                                                       -                  (270,067)

                                                                                    2,202,824                 4,221,035

Income Taxes                                                                          774,083                 1,636,787

                                                                                    1,428,741                 2,584,248

Minority Interests                                                                    (89,015)                 (134,598)

Net Income                                                                    $     1,339,726           $     2,449,650
-------------------------------------------------------------------------------------------------------------------------


Net income per common share - basic                                           $          0.10           $          0.19
Net income per common share - diluted                                         $          0.10           $          0.19

Average shares outstanding - basic                                                 13,021,737                12,994,323
Average shares outstanding - diluted                                               13,087,864                13,096,162
-------------------------------------------------------------------------------------------------------------------------

Cash dividends per share                                                      $       0.11475           $       0.10875
-------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.


                                                 CFW COMMUNICATIONS COMPANY

                                       Condensed Consolidated Statements of Cash Flows
                                                         (Unaudited)
                                                                                           Three Months Ended
                                                                               --------------------------------------------
                                                                                    March 31,                March 31,
                                                                                      1999                      1998
                                                                               --------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $       1,339,726         $      2,449,650
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation                                                                      2,654,018                2,358,969
     Amortization                                                                        156,774                  134,706
     Deferred taxes                                                                      603,652                1,187,305
     Retirement benefits other than pensions                                             274,596                  178,592
     Other                                                                                55,420                  116,964
     Equity loss from wireless investees                                               2,278,167                  891,077
     Minority interests, net of distributions                                            (18,246)                 134,598
     Distributions received from investments                                               1,636                      642
     Loss on write-down of investment                                                          -                  270,067
Changes in assets and liabilities from operations:
     (Increase) decrease in accounts receivable                                       (1,061,507)               1,142,985
     (Increase) decrease in materials and supplies                                      (224,164)                  60,079
     (Increase) decrease in other current assets                                        (116,840)                       4
     Decrease in income taxes                                                            170,232                  201,364
     Increase in accounts payable                                                        828,678                  634,402
     Decrease in other accrued liabilities                                              (678,333)              (1,315,176)
     Increase (decrease) in other current liabilities                                     62,501                  (14,800)
                                                                               --------------------      ------------------

Net cash provided by operating activities                                              6,326,310                8,431,428
                                                                               --------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                   (9,633,002)              (1,998,323)
Purchase of PCS licenses                                                                 (54,441)                 (69,028)
Investments in PCS alliances                                                          (3,892,138)              (2,059,072)
Repayments from PCS alliances                                                          2,377,280                1,027,145
Acquisition of internet subscribers                                                     (305,447)                   -
Investment in internet service company                                                  (600,000)                   -
Deposit on radio spectrum licenses, net                                               (1,601,615)                (561,000)
Maturities and distributions from (contributions to) other investments                   (15,954)                 199,835
                                                                               --------------------      ------------------

Net cash used in investing activities                                                (13,725,317)              (3,460,443)
                                                                               --------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends                                                                        (1,495,905)              (1,414,724)
Payments on senior notes                                                              (3,636,364)              (3,636,364)
Additional borrowing (payments) on lines of credit, net                               12,455,516               (1,000,000)
Net proceeds from exercise of stock options                                               75,022                       29
                                                                               --------------------      ------------------

Net cash provided by (used in) financing activities                                    7,398,269               (6,051,059)
                                                                               --------------------      ------------------

Net decrease in cash and cash equivalents                                                   (738)              (1,080,074)

Cash and cash equivalents:
Beginning                                                                                 42,890                1,224,347
                                                                               --------------------      ------------------

Ending                                                                         $          42,152         $        144,273
                                                                               ====================      ==================

See Notes to Condensed Consolidated Financial Statements.


                                            CFW COMMUNICATIONS COMPANY

                             Condensed Consolidated Statement of Shareholders' Equity

                                                                                Retained           Accumulated           Total
                                                    Common Stock                Earnings              Other          Shareholders'
                                                                                                  Comprehensive         Equity
                                                                                                     Income
                                              Shares            Amount

Balance, January 1, 1998                     12,986,654      $ 43,420,269    $ 47,035,233       $           -      $    90,455,502

Comprehensive income:
     Net Income                                                                 2,449,650
     Comprehensive income                                                                                                2,449,650
Cash dividends                                                                 (1,414,724)                              (1,414,724)
Stock options exercised, net                     22,280                29                                                       29

Balance, March 31, 1998                      13,008,934        43,420,298      48,070,159                   -           91,490,457

Comprehensive income:
     Net Income                                                                 2,468,454
     Comprehensive income                                                                                                2,468,454
Cash dividends                                                                 (1,414,721)                              (1,414,721)
Stock options exercised, net                      4,914            84,055                                                   84,055

Balance, June 30, 1998                       13,013,848        43,504,353      49,123,892                   -           92,628,245

Comprehensive income:
     Net Income                                                                 2,173,884
     Comprehensive income                                                                                                2,173,884
Cash dividends                                                                 (1,415,255)                              (1,415,255)

Balance, September 30, 1998                  13,013,848        43,504,353      49,882,521                   -           93,386,874

Comprehensive income:
     Net Income                                                                 1,415,652
     Comprehensive income                                                                                                1,415,652
Cash dividends                                                                 (1,415,324)                              (1,415,324)
Stock options exercised, net                      3,140            23,283                                                   23,283

Balance, December 31, 1998                   13,016,988        43,527,636      49,882,849                   -           93,410,485

Comprehensive income:
     Net Income                                                                 1,339,726
     Unrealized gain on securities                                                                  1,580,294
       available for sale, net of $1.0
       million deferred tax obligation
     Comprehensive income                                                                                                2,920,020
Cash dividends                                                                 (1,495,905)                              (1,495,905)
Stock options exercised, net                     19,428            75,022                                                   75,022

Balance, March 31, 1999                      13,036,416      $ 43,602,658    $ 49,726,670       $   1,580,294      $    94,909,622
                                          ==============     ============= - ==============     ==============     ================


See Notes to Condensed Consolidated Financial Statements.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements


(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1998, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

        Certain  amounts  on the  prior  year  financial  statements  have  been
        reclassified,   with  no  effect  on  net   income,   to  confirm   with
        classifications adopted in 1999.

(2) The Company recognized a $0.3 million ($0.2 million after tax) impairment loss on its investment in American Telecasting, Inc. (ATEL) in the first quarter of 1998. At December 31, 1998, the carrying value of the Company's investment in ATEL was $0.3 million based on the $0.195 trading price on December 31, 1998. In the first quarter of 1999, the Company recorded an unrealized gain on this investment of $1.6 million, net of $1.0 million deferred tax obligation, based on the $2.00 per share trading price on March 31, 1999. On April 27, 1999 ATEL reported that it had agreed to be acquired by Sprint Corporation, with each ATEL shareholder to receive $6.50 per share in cash.

(3) The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, were increased by 66,127 and 101,846 shares for the three months ended March 31, 1999 and 1998, respectively, to reflect the assumed conversion of dilutive stock options. The Company currently has 509,437 options outstanding to acquire shares of common stock, of which 261,881 are currently exercisable.

(4) The Company has adopted "Statement of Position (SOP) 98-5 Start-Up Costs." This standard requires the costs of start-up activities, including organization costs, to be expensed as incurred. The standard broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory and the like. Adoption of this standard did not have a material impact to the Company's results of operations or the Company's financial position.

(5) The Company has a 21% common ownership interest in Virginia PCS Alliance, L.C. ("VA Alliance"), a provider of personal communications services (PCS) serving a 1.6 million populated area in central and western Virginia. The Company is managing such build-out pursuant to a service agreement. PCS operations began throughout the Virginia region in the fourth quarter of 1997.

        The Company has a 45% common ownership interest in the West Virginia PCS Alliance, L.C. ("WV Alliance"), a provider of PCS serving a 2.0 million populated area in West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. The Company is managing this build-out pursuant to a service agreement. The WV Alliance commenced operations in the fourth quarter of 1998, offering services along the Charleston and Huntington corridor and expanded to the northern corridor of West Virginia, including the cities of Clarksburg, Fairmont and Morgantown in the second quarter of 1999.

        Combined summarized financial information for the VA Alliance and WV Alliance ("Alliances"), both of which are accounted for under the equity method, are as follows (dollar amounts in millions):


                                         March 31, 1999     December 31, 1998
                                         --------------     -----------------
        Current assets                      $  6.5              $  4.1
        Noncurrent assets                    141.9               131.3
        Current liabilities                   19.3                22.7
        Noncurrent liabilities               119.8                98.4
        Redeemable preferred stock            14.6                14.3

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued

                                                  For the Three Months Ended,
                                              March 31, 1999     March 31, 1998
                                              --------------     --------------
        Net sales                                  $  2.7            $  0.3
        Gross profit (loss)                           0.6              (0.1)
        Net loss applicable to common owners         (8.7)             (4.3)
        Company's share of net loss                  (2.3)             (0.9)

         The Company has entered into guaranty agreements whereby the Company is committed to provide guarantees of up to $50.5 million of the Alliance's debt and redeemable preferred obligations. Such guarantees become effective as obligations are incurred by the Alliances. At March 31, 1999, the Company has guaranteed $42.5 million of the Alliances' obligations.


(1)      Acquisitions and investments

        In March 1999, the Company acquired 1,400 internet subscribers from Charleston, WV based WVInter.net for a purchase price of $0.3 million.

        In February 1999, the Company invested $0.6 million for a 10% common ownership interests in NetAccess, Inc. (NetAccess), an internet service provider serving East Tennessee and Southwestern Virginia, a 1.5 million populated area. The Company has an option to purchase the remainder of the outstanding stock of NetAccess on comparable terms, plus a contingent payment in 2001, based on NetAccess achieving certain defined year 2000 earnings levels. This option will expire on July 31, 1999, if unexercised.

        NetAccess has over 13,000 dial-up internet subscribers throughout the region, provides digital subscriber line (DSL) service in 9 markets and serves over 200 DSL customers and provides web hosting, internet design services, private network connectivity via frame relay, ISDN, and wide area ethernet services.

                           CFW COMMUNICATIONS COMPANY

Item 2.              Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations



Three Months Ended March 31, 1999 and 1998


OVERVIEW

CFW Communications Company ("CFW" or the "Company") is a diversified communications company providing a broad range of products and services to business and residential customers primarily in Virginia and West Virginia. These communications products and services include local telephone, long distance, cellular, personal communications services (PCS), paging, wireless and wireline cable television, directory assistance, competitive access, local internet access, and alarm monitoring and installation.

The Company's strategy is to be a regional full-service provider of communications products and services to customers within an expanding service area. The Company has implemented this strategy through acquisitions, investments in spectrum licenses and internal growth through capital investment. In addition, the Company has leveraged its existing switching platform and fiber optic network by introducing new services such as long distance directory assistance, long distance services to local telephone customers and surrounding communities, cable television, local internet access, and various enhanced services such as Call Waiting and Caller Identification. These activities continue to contribute to growth in the Company's operating revenues. In addition to these activities, the Company has commenced offering, in selected markets within Virginia, a competitive local telephone service, a high-speed wireless cable and digital subscriber line (DSL) internet service and a wireless local telephone service. Further, the Company will be expanding its operations base and its service offerings in Virginia and West Virginia throughout 1999 and 2000.

As a result of the Company's increasing focus on and growth in wireless communications and other competitive communications related businesses, a larger percentage of the Company's operating revenues and operating cash flows (operating cash flow is defined as operating income before depreciation and amortization) are being generated by businesses other than the mature telephone operations. Accordingly, management believes operating cash flow is a meaningful indicator of the Company's performance. Operating cash flows is commonly used in the wireless communications industry and by financial analysts and others who follow the industry to measure operating performance. Operating cash flows should not be construed as an alternative to operating income or cash flows from operating activities (both as determined in accordance with generally accepted accounting principles) or as a measure of liquidity.

Through the Virginia PCS Alliance, L.C. ("VA Alliance") and West Virginia PCS Alliance, L.C. ("WV Alliance"), and other PCS joint ventures, the Company has acquired radio spectrum licenses for personal communications services ("PCS") for markets with an aggregate population of five million people. These licenses have enabled the Company, as managing member of both Alliances, to deploy PCS services in central and western Virginia and central West Virginia and will enable the Company to provide services in additional markets in Virginia, West Virginia and parts of Maryland, Ohio, Pennsylvania, Kentucky and Tennessee. The VA Alliance completed its first full year of operation in 1998 and the WV Alliance commenced offering PCS services in the Charleston and Huntington, WV corridor in the fourth quarter of 1998. The WV Alliance commenced offering PCS services in the Clarksburg, Fairmont and Morgantown corridor in the second quarter of 1999. Throughout 1999, management expects continued growth in revenue, operating cash flows and operating income from its current consolidated operations. However, the Company is experiencing lower operating margins due to start-up costs of newer businesses associated with expansion into new markets and introduction of new service offerings through the region. This is expected to continue. The Company's recognition of its share of losses associated with its investments in the PCS Alliances is expected to be significant in 1999 as the Company recognizes a full year of operating losses from both the Virginia and West Virginia Alliances. These losses from equity investments are expected to exceed net income growth from consolidated operations and will likely result in consolidated net income levels below amounts reported in recent years. These losses from equity investments are also expected to continue into future years until build-out is completed and a sufficient customer base is established.

The Company wishes to caution readers that these forward-looking statements and any other forward-looking statements made by the Company are based on a number of assumptions, estimates and projections including but not limited to, continuation of economic growth and demand for wireless and wireline communications services; continuation of current level of services for certain material customers; reform initiatives being considered by the FCC being relatively revenue neutral; significant competition in the Company's telephone service area not emerging in 1999; the impact on capital requirements and earnings from new business opportunities, expansions into new markets and anticipated competitive activity not being greater than anticipated; and the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company had net income of $1.3 million, or $0.10 per share, for the first quarter 1999. This represents a 45% decrease from net income of $2.4 million, or $.19 per share for the first quarter 1998. Net income for the first quarter of 1999 included a $2.3 million loss ($1.4 million loss after-tax), up from $0.9 million ($0.6 million loss after-tax) in the first quarter of 1998, relating to the Company's share of losses from our PCS investments which provides Personal Communications Services (PCS) throughout the Company's Virginia and West Virginia marketplace. Partially offsetting this was the writedown taken on our investment in American Telecasting, Inc. of $0.3 million ($0.2 million after-tax) during the first quarter of 1998 with no similar charge in the first quarter of 1999. Excluding these items, net income for the first quarter 1999 would have been $2.8 million as compared to $3.2 million for the first quarter 1998.

Operating revenues were $17.0 million for the three months ended March 31, 1999 which is a 5% increase over operating revenues of $16.2 million for the three months ended March 31, 1998. Operating cash flows for the three months ended March 31, 1999 were $7.5 million, a 7% decrease over first quarter 1998 operating cash flows of $8.0 million. Operating income for the three months ended March 31, 1999 was $4.7 million, a 15% decrease from first quarter 1998 operating income of $5.5 million.

These results reflect customer growth with our wireless and internet products of 31% and 106%, respectively, and the addition of approximately 900 new CLEC customers. Profit margins were significantly impacted by a decline in year over year directory assistance call volume, by the start-up costs associated with new products and new market introductions, and by increased phone subsidies due to an increase in the wireless customer growth rate.

OPERATING REVENUES

The total operating revenue increase of $0.8 million was fueled primarily by a $0.4 million increase in the network business and $0.2 million increase in wireless. The network growth was primarily due to a $0.3 million increase in CLEC revenue and $0.2 million increase in interenet revenue. Cellular's equipment sales grew $0.2 million and the combination of access, airtime and roaming grew $0.6 million. This was partially offset by the related equipment, access and airtime costs of sales growth. Directory assistance operating revenues declined $0.4 million or 12% due to a 14% reduction in call volume.

WIRELINE COMMUNICATIONS

Revenues from the Company's wireline operations, which include telephone revenues, fiber optic network usage and wireline cable revenues, increased $0.6 million or 6% for the three months ended March 31, 1999 versus the comparable 1998 period. As mentioned above, network revenues, which include revenues from carrier access, CLEC, long distance, and internet, increased $0.4 million and telephone revenues, which include local service, access and toll services, directory advertising and calling feature revenues were up $0.1 million or 2% for the first quarter 1999 over 1998.

WIRELESS COMMUNICATIONS

Wireless communications is comprised of cellular, digital PCS, paging, and voicemail (collectively referred to as wireless herein), other miscellaneous wireless revenues and wireless cable. Revenues from these operations increased $0.1 million or 4% for the three months ended March 31, 1999 versus 1998. Wireless revenues, including access, air time, roaming charges, paging, and voicemail increased $0.2 million or 8% for this three month period over the comparable period in the prior year. Excluding the effect of the additional phone subsidies from a higher customer growth rate, this revenue stream was up $0.4 million.

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued

DIRECTORY ASSISTANCE

Directory assistance revenue declined 12% for the three months ended March 31, 1999 versus the three months ended March 31, 1998. The 14% call volume decline was attributable to the impact of call around plans versus traditional directory assistance traffic being handled at our two call centers without sufficient new business to offset the continued base business decline. There was, however, a partial offset from new national directory assistance call volume, a service introduced in late 1998 and further expanded in March 1999.


OTHER COMMUNICATIONS SERVICES

Other communications services revenue are derived from building and equipment rentals charged to affiliates, sales, installation and maintenance of phone systems and sales, installation and service of alarm monitoring systems. This revenue stream increased $0.4 million for the first quarter 1999 versus the first quarter of 1998. The Company received rentals primarily for company owned assets which are being used by the PCS Alliances. These revenues increased $0.3 million in the first quarter 1999 versus the first quarter 1998.

OPERATING EXPENSES

Operating expenses increased $1.6 million or 15% for the three month period ended March 31, 1999 as compared to the same period in 1998. Of this increase, $0.6 million represented a period to period increase in the operating expenses of the Virginia network business and $0.3 million pertains to the West Virginia network start-up. This is a result of the operating expenses associated with increased fiber builds and those start-up costs associated with launching or preparing to launch internet, CLEC, and long distance in new Virginia and West Virginia geographic markets. Additionally, cellular operating expenses increased $0.4 million which represents costs associated with the significant customer growth. Finally, directory assistance operating expenses increased $0.2 million despite lower call volumes due to training and development costs incurred in taking on a new national database contract and start-up costs associated with the new call center being opened in Winchester in the second quarter of 1999.

MAINTENANCE AND SUPPORT EXPENSE

Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, increased $0.6 million or 21% for the three months ended March 31, 1999 versus the comparable period of the prior year. This increase is primarily the result of increased access and other related costs in support of the revenue growth coupled with start-up costs incurred relative to launching our CLEC and long distance services in new geographic markets and expanding our internet service offerings.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $0.3 million or 13% for the three months ended March 31, 1999 versus the comparable period in 1998. This is due to a period to period increase in the property and equipment asset base of approximately 12%, from $137 million as of March 31, 1998 to $153 million as of March 31, 1999. Depreciation as a percent of assets remains unchanged at 1.8%. The property and equipment increase was primarily for back office software and digital switching hardware and software.


CUSTOMER OPERATIONS EXPENSE

Customer operations expense, which includes marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services, and directory assistance services increased $0.7 million or 17% for the three month period ended March 31, 1999 versus the same period of the prior year. Cellular and directory assistance each accounted for $0.2 million and the remaining increase was spread fairly evenly between telephone, Virginia network and West Virginia network. These increases are due largely to growth of support functions, primarily customer care, needed to support customer and revenue growth. As mentioned above, directory assistance incurred start-up costs associated with the new national database services and the new Winchester, VA call center.

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


CORPORATE OPERATIONS EXPENSE

Corporate operations expense, which includes taxes other than income, executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses increased $0.1 million for the three month period ended March 31, 1999 versus the three month period ended March 31, 1998 which represents normal growth.


EQUITY LOSS FROM PCS INVESTEES

The Company's share of losses from the VA PCS Alliance was $1.4 million for the first quarter of 1999. The Company has a 21% common ownership interest in the VA Alliance. The Company's share of losses from the WV PCS Alliance, which commenced operations in the latter part of the third quarter of 1998, was $1.0 million for the first quarter of 1999. The Company has a 45% common ownership interest in the WV Alliance. The Company anticipates increased losses from the WV Alliance as it commences providing PCS services in the northern portion of West Virginia and continues its network build-out throughout its license area.


INCOME TAXES

Income taxes decreased $0.9 million for the three months ended March 31, 1999 as compared to the same periods in 1998. This is due primarily to the $0.5 million increase in tax benefit on the increase in equity losses from the Alliances and the $0.3 million tax reduction from lower operating income in the first quarter of 1999 versus 1998. The effective tax rate decreased from 40% for the first quarter 1998 to 37% for the first quarter of 1999. This decrease is primarily based on restoration and employment tax credits and a lower anticipated rate for deferred tax reversals.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 1999, net cash provided by operating activities was $6.3 million. Principal changes in operating assets and liabilities were as follows: Accounts receivable increased $1.0 million due to the timing of receipts from a significant customer. Accounts payable increased as of March 31, 1999 by $0.8 million due to the timing of payments at the respective quarter ends. Other accrued liabilities decreased by $0.7 primarily due to the timing of annual bonus compensation and semi-annual interest payments.

The Company's investing activities for the three months ended March 31, 1999 included $9.6 million for the purchase of property and equipment, $4.9 million of which represents software and hardware related circuit and switching equipment and the related building up-fits for telephone, network and directory assistance. Internet equipment required for digital subscriber line services and to expand the internet geographic market into West Virginia accounted for another $0.9 million. Computer equipment and furniture and fixture additions accounted for $1.4 million of this total increase. These investments were necessary for service expansion and enhancements. The Company also invested an additional $3.9 million in the Alliances and placed funds on deposit with the FCC totaling $1.6 million to enable the Company to participate in the Personal Communication Services (PCS) radio spectrum license re-auction. Repayments from the Alliances increased cash flows by $2.4 million. Finally, the company invested $0.6 million in NetAccess, Inc. and acquired internet subscribers from WVInter.net for $0.3 million (See Note 6).

Net cash used for financing activities for the three months ended March 31, 1999 aggregated $7.4 million which primarily represents payment of dividends on outstanding capital stock of $1.5 million, payment on senior notes of $3.6 million and the additional borrowing under lines of credit of $12.4 million.

Funds required for dividends, capital expenditures, interest and debt principal payments, and partnership contributions are expected to be provided from internal sources and borrowings drawn against available credit facilities. The Company has entered into certain guarantee agreements relating to its investment in the Alliances (Note 5). Management anticipates that funds required for additional capital contributions to the Alliances will be provided from increased cash flow resulting from lower estimated tax payments due to the Company recognizing its proportionate share of the tax losses generated by the Alliances, both limited liability companies, cash flows from operations and borrowings under existing lines of credit.

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

The Company has addressed this issue with a plan which is centered around several key components: (1) system inventory, (2) third party confirmation, (3) internal systems review, (4) compliance implementation, (5) testing and (6) contingency planning. Regarding the first component, the Company completed a comprehensive inventory of all its systems (hardware and software) in July 1998. At the same time, formal communication, through a confirmation process, was initiated with all of the Company's significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to resolve their own year 2000 issues. The Company has received responses from approximately three-quarters of the confirmations sent and continues to follow-up on non-responses and instances where potential issues were noted. Regarding the third component, the Company has completed a comprehensive review of its computer systems to identify the internal systems that could be impacted by the year 2000 issue. Based on findings from this review, the Company has developed an implementation plan to resolve potential issues and is in the early to middle stages of implementing such a plan. Both the second and third components were further broken down by category of system (network systems, information technology systems and other supporting systems). Significant focal areas are the Company's network/switching related equipment and the corporate billing, customer provisioning and accounting systems. The final components are testing and contingency planning. Testing, where feasible, will span both the internal systems and systems interface with third parties. Contingency planning is necessary in the event that conversion efforts, customer compliance or any other conditions arise that prevent planned critical application upgrades. The entire year 2000 project has a targeted completion date prior to the end of the third quarter of 1999. Completion of this project includes planned testing of each major exposure area to ensure compliance. The primary area of concern regarding year 2000 compliance is the finalization of the billing system conversion. While the Company does not anticipate a problem completing this project prior to the end of the third quarter of 1999, the planned completion date for the billing system conversion is two to three months later than originally anticipated. No other significant plan changes are anticipated. However, should the implementation of any contingency plan be necessary, the project's completion date and cost could be effected.

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

As mentioned above, the Company expects its year 2000 program to be completed prior to the end of the third quarter of 1999. It should be noted that the Company plans to devote all resources required to resolve any significant year 2000 issues. However, if the planned modifications and upgrades are not made, or are not completed on a timely basis, and contingency plans were to falter, the year 2000 issue could have a material impact on the operations of the Company. Also, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems or costs of upgrades. The material impact on the operations of the Company could include, but not be limited to, interruption of telecommunications services, interruption, error or failure of the Company's customer care services, including customer billing, and failures of the Company's other information systems and other date-sensitive equipment. Such failures could result in substantial customer claims as well as lost revenue due to service interruption, significant delays in the billing process and increased expense associated with stabilizing operations following such failures.

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

                 None

Item 5.  Other Information

                 Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                 (A) Exhibits

                     (27) Financial Data Schedule

                 (B) Reports  on Form 8-K - No reports on
                     Form 8-K have been filed  during the
                     quarter ended March 31, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CFW COMMUNICATIONS COMPANY


May 14, 1999               s/J. S. Quarforth
                           -----------------------------------------------------
                           J. S. Quarforth, Chairman and Chief Executive Officer








May 14, 1999               s/M. B. Moneymaker
                           -----------------------------------------------------
                           M. B. Moneymaker, Vice President and
                           Chief Financial Officer, Treasurer, and Secretary