Form 10-Q
period 1999-06-30
CFW COMMUNICATIONS CO
filed 1999-08-16
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended      June 30, 1999                    Commission File No.
                      ----------------------------------   --------------------
                                                               0-16751

                           CFW COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                          54-1443350
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. employer
 incorporation or organization)         identification no.)


P. O. Box 1990, Waynesboro, Virginia                            22980
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)


Registrant's telephone number, including area code              540-946-3500
                                                          ----------------------

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

                                                     Yes x   No
                                                        ---    ----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class    COMMON STOCK, NO PAR VALUE          Outstanding 8/13/99     13,053,079
         --------------------------                                  ----------

                           CFW COMMUNICATIONS COMPANY


                                    I N D E X



                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets, June 30, 1999 and December 31,
         1998                                                                                            3-4


         Condensed Consolidated Statements of Income, Three and Six Months
         Ended June 30, 1999 and 1998                                                                     5


         Condensed Consolidated Statements of Cash Flows, Six Months Ended
         June 30, 1999 and 1998                                                                           6


         Condensed Consolidated Statements of Shareholders' Equity for each of the Calendar Quarters in the Six Months Ended June 30, 1999 and the
         Year Ended December 31,1998                                                                      7


         Notes to Condensed Consolidated Financial Statements                                           8-10


         Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Results of Operations                                                                          11-16


PART II. OTHER INFORMATION                                                                               17


SIGNATURES                                                                                              18-19



                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets




                                                                        JUNE 30, 1999
                                                                          (UNAUDITED)         December 31, 1998
                                                                      ---------------------  --------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                             $      440,884     $        42,890
     Accounts receivable, net of allowance of $0.7 million ($0.6 million
       in 1998)                                                                14,081,708          12,120,985
     Receivable from affiliates                                                 2,914,434           5,681,978
     Materials and supplies                                                     3,078,002           2,176,895
     Prepaid expenses and other                                                   607,642             448,775
     Income tax receivable                                                        543,115             691,221
                                                                             ----------------   ----------------

                                                                               21,665,785          21,162,744
                                                                             ----------------   ----------------

SECURITIES AND INVESTMENTS                                                     17,948,877          11,671,417
                                                                             ----------------   ----------------

PROPERTY AND EQUIPMENT
     Land                                                                       2,243,827           1,957,874
     Buildings and improvements                                                20,588,152          19,007,349
     Network plant and equipment                                              101,000,885          93,247,587
     Furniture, fixtures and other equipment                                   22,751,829          20,022,238
     Radio spectrum licenses                                                   15,469,995          15,468,649
                                                                             ----------------   ----------------
         Total in service                                                     162,054,688         149,703,697
     Under construction                                                         9,870,563           3,916,819
                                                                             ----------------   ----------------

                                                                              171,925,251         153,620,516
     Less accumulated depreciation                                             56,062,407          50,760,242
                                                                             ----------------   ----------------

                                                                              115,862,844         102,860,274
                                                                             ----------------   ----------------
OTHER ASSETS
     Cost in excess of net assets of business acquired, less accumulated
       amortization of $1.6 million ($1.4 million in 1998)                     13,147,053          12,705,900
     Deferred charges                                                           1,027,167             533,540
     Radio spectrum licenses and license deposits                               7,105,738           6,090,791
                                                                             ----------------   ----------------

                                                                               21,279,958          19,330,231
                                                                             ----------------   ----------------


                                                                           $  176,757,464     $   155,024,666
                                                                             ================   ================



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets



                                                                  JUNE 30, 1999         December 31,
                                                                   (UNAUDITED)              1998
                                                               -------------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                           $    7,159,728        $     7,042,966
     Customers' deposits                                               419,107                400,655
     Advance billings                                                2,442,349              2,303,696
     Accrued payroll                                                   477,551              1,283,083
     Accrued interest                                                  484,079                623,412
     Other accrued liabilities                                       3,475,634              2,490,386
     Deferred revenue                                                1,761,903              1,221,849
                                                                 ---------------        ---------------

                                                                    16,220,351             15,366,047
                                                                 ---------------        ---------------

LONG-TERM DEBT                                                      32,426,982             19,774,262
                                                                 ---------------        ---------------

LONG-TERM LIABILITIES
     Deferred income taxes                                          18,007,436             14,243,872
     Retirement benefits other than pensions                         9,711,357              9,317,424
     Other                                                           1,304,870              1,440,157
                                                                 ---------------        ---------------

                                                                    29,023,663             25,001,453
                                                                 ---------------        ---------------

MINORITY INTERESTS                                                   1,583,106              1,472,419
                                                                 ---------------        ---------------

COMMITMENTS

SHAREHOLDERS' EQUITY
     Preferred stock, no par                                                 -                      -
     Common stock, no par                                           43,679,395             43,527,636
     Retained earnings                                              49,523,678             49,882,849
     Accumulated other comprehensive income, unrealized gain
       on securities available for sale, net                         4,300,289                      -
                                                                 ---------------        ---------------

                                                                    97,503,362             93,410,485
                                                                 ---------------        ---------------


                                                                $  176,757,464        $   155,024,666
                                                                 ===============        ===============



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           CFW COMMUNICATIONS COMPANY

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

  ----------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended               Six Months Ended
                                                  June 30,           June 30,      June 30,          June 30,
                                                   1999               1998           1999              1998
  ----------------------------------------------------------------------------------------------------------------
  OPERATING REVENUES
       Wireline communications                  $   10,199,402  $     9,251,047  $ 20,001,516     $  18,462,493
       Wireless communications                       3,683,849        3,320,857     6,981,789         6,480,301
       Directory assistance                          2,993,126        3,268,383     5,866,634         6,537,849
       Other communications services                 1,012,895          710,985     2,056,960         1,305,911
  -----------------------------------------------------------------------------------------------------------------

                                                    17,889,272       16,551,272    34,906,899        32,786,554
                                                -------------------------------------------------------------------

  OPERATING EXPENSES
       Maintenance and support                       3,543,780        2,591,632     6,746,099         5,234,226
       Depreciation and amortization                 2,968,335        2,487,116     5,779,127         4,980,791
       Customer operations                           4,990,636        3,975,952     9,557,882         7,869,532
       Corporate operations                          1,469,473        1,784,303     3,213,290         3,442,858
  -----------------------------------------------------------------------------------------------------------------

                                                    12,972,224       10,839,003    25,296,398        21,527,407
                                                -------------------------------------------------------------------

  OPERATING INCOME                                   4,917,048        5,712,269     9,610,501        11,259,147

  OTHER INCOME (EXPENSES)
       Other expenses, principally interest           (365,915)        (171,080)     (685,001)         (360,618)
       Interest and dividend income                     94,939           31,946       201,563            56,785
       Equity loss from PCS investees               (2,938,107)      (1,346,047)   (5,269,281)       (2,241,630)
       Equity income from other wireless
         investees                                      34,759           37,502        87,766            42,008
       Loss on write-down of investment                      -                -             -          (270,067)
  -----------------------------------------------------------------------------------------------------------------

                                                     1,742,724        4,264,590     3,945,548         8,485,625

  INCOME TAXES                                         318,073        1,629,315     1,092,156         3,266,102
  -----------------------------------------------------------------------------------------------------------------

                                                     1,424,651        2,635,275     2,853,392         5,219,523

  MINORITY INTERESTS                                  (129,543)        (166,821)     (218,558)         (301,419)
  -----------------------------------------------------------------------------------------------------------------

  NET INCOME                                    $    1,295,108  $     2,468,454  $  2,634,834     $   4,918,104
  ================================================================================================================


  Net income per common share - basic           $         0.10  $          0.19  $       0.20     $        0.38
  Net income per common share - diluted         $         0.10  $          0.19  $       0.20     $        0.38

  Average shares outstanding - basic                13,040,176       13,008,988    13,031,007        13,001,696
  Average shares outstanding - diluted              13,115,990       13,126,843    13,091,724        13,104,679
  ================================================================================================================

  Cash dividends per share                      $      0.11475  $       0.10875  $    0.22950     $     0.21750
  ================================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           CFW COMMUNICATIONS COMPANY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                              --------------------------------------------
                                                                                   JUNE 30,                 JUNE 30,
                                                                                     1999                      1998
                                                                              --------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $           2,634,834    $           4,918,104
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation                                                                     5,420,753                4,710,630
     Amortization                                                                       358,374                  270,161
     Deferred taxes                                                                   1,065,360                2,242,785
     Retirement benefits other than pensions                                            393,933                  357,132
     Other                                                                              369,869                  546,791
     Equity loss from wireless investees                                              5,181,515                2,199,622
     Minority interests, net of distributions                                            37,187                   56,750
     Distributions received from investments                                             50,031                   48,576
     Loss on write-down of investment                                                         -                  270,067
Changes in assets and liabilities from operations:
     Increase in accounts receivable                                                 (1,960,723)                (124,201)
     (Increase) decrease in materials and supplies                                     (901,107)                  74,918
     Increase in other current assets                                                  (158,867)                (186,819)
     Decrease in income taxes                                                           148,106                  247,955
     Increase in accounts payable                                                       116,762                  446,263
     Increase (decrease) in other accrued liabilities                                    40,383                 (247,431)
     Increase in other current liabilities                                              157,105                  362,341
                                                                              --------------------      ------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            12,953,515               16,193,644
                                                                              --------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                 (18,192,425)              (5,504,638)
Purchase of radio spectrum licenses, net of minority interest                          (856,450)                (472,868)
Investments in PCS alliances                                                         (3,892,138)              (2,192,467)
Repayments from PCS alliances                                                         2,767,544                1,053,633
Acquisition of internet subscribers                                                  (1,497,652)                   -
Investment in internet service company                                                 (600,000)                   -
Deposit on radio spectrum licenses, net of minority interest                            (76,500)                   -
Maturities and distributions from (contributions to) other investments                  (18,374)                 687,123
                                                                              --------------------      ------------------

NET CASH USED IN INVESTING ACTIVITIES                                               (22,365,995)              (6,429,217)
                                                                              --------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends                                                                       (2,994,005)              (2,829,445)
Payments on senior notes                                                             (3,636,364)              (3,636,364)
Additional borrowing (payments) on lines of credit, net                              16,289,084               (3,000,000)
Net proceeds from exercise of stock options                                             151,759                   84,084
                                                                              --------------------      ------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   9,810,474               (9,381,725)
                                                                              --------------------      ------------------

Net increase in cash and cash equivalents                                               397,994                  382,702

Cash and cash equivalents:
BEGINNING                                                                                42,890                1,224,347
                                                                              --------------------      ------------------

ENDING                                                                    $             440,884    $           1,607,049
                                                                              ====================      ==================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           CFW COMMUNICATIONS COMPANY

            Condensed Consolidated Statement of Shareholders' Equity

                                                                                                 Accumulated
                                                                                                    Other              Total
                                                   Common Stock             Retained            Comprehensive       Shareholders'
                                            Shares            Amount        Earnings               Income              Equity
                                          ------------    ------------   -------------       ----------------    ------------------
BALANCE, JANUARY 1, 1998                  12,986,654      $ 43,420,269   $ 47,035,233        $           -       $    90,455,502

Comprehensive income:
     Net Income                                                             2,449,650
     Comprehensive income                                                                                              2,449,650
Cash dividends                                                             (1,414,724)                                (1,414,724)
Stock options exercised, net                  22,280                29                                                        29
                                          ------------    ------------   -------------       ----------------    ------------------

BALANCE, MARCH 31, 1998                   13,008,934        43,420,298     48,070,159                    -            91,490,457

Comprehensive income:
     Net Income                                                             2,468,454
     Comprehensive income                                                                                              2,468,454
Cash dividends                                                             (1,414,721)                                (1,414,721)
Stock options exercised, net                   4,914            84,055                                                    84,055
                                          ------------    ------------   -------------       ----------------    ------------------

BALANCE, JUNE 30, 1998                    13,013,848        43,504,353     49,123,892                    -            92,628,245

Comprehensive income:
     Net Income                                                             2,173,884
     Comprehensive income                                                                                              2,173,884
Cash dividends                                                             (1,415,255)                                (1,415,255)
                                          ------------    ------------   -------------       ----------------    ------------------

BALANCE, SEPTEMBER 30, 1998               13,013,848        43,504,353     49,882,521                    -            93,386,874

Comprehensive income:
     Net Income                                                             1,415,652
     Comprehensive income                                                                                              1,415,652
Cash dividends                                                             (1,415,324)                                (1,415,324)
Stock options exercised, net                   3,140            23,283                                                    23,283
                                          ------------    ------------   -------------       ----------------    ------------------

BALANCE, DECEMBER 31, 1998                13,016,988        43,527,636     49,882,849                    -            93,410,485

Comprehensive income:
     Net Income                                                             1,339,726
     Unrealized gain on securities
       available for sale, net of $1.0
       million deferred tax obligation                                                           1,580,294
     Comprehensive income                                                                                              2,920,020
Cash dividends                                                             (1,495,905)                                (1,495,905)
Stock options exercised, net                  19,428            75,022                                                    75,022
                                          ------------    ------------   -------------       ----------------    ------------------

BALANCE, MARCH 31, 1999                   13,036,416        43,602,658     49,726,670            1,580,294            94,909,622

Comprehensive income:
     Net Income                                                             1,295,108
     Unrealized gain on securities
       available for sale, net of $1.7
       million deferred tax obligation                                                           2,719,995
     Comprehensive income                                                                                              4,015,103
Cash dividends                                                             (1,498,100)                                (1,498,100)
Stock options exercised, net                   5,663            76,737                                                    76,737
                                          ------------    ------------   -------------       ----------------    ------------------

BALANCE, JUNE 30, 1999                    13,042,079      $ 43,679,395   $ 49,523,678        $   4,300,289       $    97,503,362
                                          ============    ============   =============       ================    ==================



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements


(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1998, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

        Certain amounts on the prior year financial statements have been reclassified, with no effect on net income, to confirm with classifications adopted in 1999.

(2) The Company has five primary business segments which have separable management focus and infrastructures and that offer different products and services. These segments are described in more detail in the Note 2 of the Company's 1998 Annual Report. Summarized financial information concerning the Company's reportable segments is shown in the following table.

                         TELEPHONE       NETWORK      WIRELESS    DIRECTORY     CABLE        OTHER        TOTAL
(IN THOUSANDS)                                                   ASSISTANCE
--------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 1999
Revenues                  $15,511         $3,687       $5,540      $5,867       $1,442       $2,860      $34,907
EBITDA                     11,024           (106)       2,341         680          286        1,165       15,390
Depreciation &
Amortization                1,822            785          447         581        1,280          864        5,779
Total Segment
Assets                     43,134         23,760        8,551      14,105       24,898       13,164      127,612
Corporate Assets                                                                                          49,145
                                                                                                       -------------
TOTAL ASSETS                                                                                            $176,757
--------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 1998
Revenues                  $15,072         $2,591       $4,979      $6,538       $1,501       $2,106      $32,787
EBITDA                     10,712            947        2,467       1,535          166          413       16,240
Depreciation &
Amortization                1,644            542          281         514        1,348          652        4,981
Total Segment
Assets                     40,651         13,180        6,748      12,356       26,949       15,970      115,854
Corporate Assets                                                                                          33,537
                                                                                                       -------------
TOTAL ASSETS                                                                                            $149,391
--------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 1999
Revenues                   $7,809         $1,983       $2,970      $2,993         $713       $1,421      $17,889
EBITDA                      5,626           (154)       1,300         355          146          612        7,885
Depreciation &
Amortization                  921            432          234         301          637          443        2,968
--------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 1998
Revenues                   $7,503         $1,352       $2,606      $3,268         $715       $1,107      $16,551
EBITDA                      5,396            524        1,296         682           39          262        8,199
Depreciation &
Amortization                  817            273          100         254          674          369        2,487
--------------------------------------------------------------------------------------------------------------------

(3) The Company recognized a $0.3 million ($0.2 million after tax) impairment loss on its investment in American Telecasting, Inc. (ATEL) in the first quarter of 1998. At December 31, 1998, the carrying value of the Company's investment in ATEL was $0.3 million based on the $0.195 trading price on December 31, 1998. On April 27, 1999, ATEL reported that it had agreed to be acquired by Sprint Corporation, with each ATEL shareholder to receive $6.50 per share in cash. This agreement was approved by the shareholders of ATEL in June 1999 and is subject to FCC approval. The Company holds approximately 1.2 million shares of ATEL stock as of June 30, 1999. Through the second quarter of 1999, the Company has recorded an unrealized gain on this investment of $4.3 million, net of $2.7 million deferred tax obligation, based on the $5.97 per share trading price on June 30, 1999.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued

(4) The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, were increased by 75,815 and 117,855 shares for the three months ended June 30, 1999 and 1998, respectively, and by 60,717 and 102,983 shares for the six months ended June 30, 1999 and 1998, respectively, to reflect the assumed conversion of dilutive stock options. The Company currently has 583,386 options outstanding to acquire shares of common stock, of which 262,213 are currently exercisable.

(5) The Company has a 21% common ownership interest in Virginia PCS Alliance, L.C. ("VA Alliance"), a provider of personal communications services (PCS) serving a 1.6 million populated area in central and western Virginia. The Company is managing such build-out pursuant to a service agreement. PCS operations began throughout the Virginia region in the fourth quarter of 1997.

        The Company has a 45% common ownership interest in the West Virginia PCS Alliance, L.C. ("WV Alliance"), a provider of PCS serving a 2.0 million populated area in West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. The Company is managing this build-out pursuant to a service agreement. The WV Alliance commenced operations in the fourth quarter of 1998, offering services along the Charleston and Huntington corridor and expanded to the northern corridor of West Virginia, including the cities of Clarksburg, Fairmont and Morgantown, in the second quarter of 1999.

        Combined summarized financial information for the VA Alliance and WV Alliance ("Alliances"), both of which are accounted for under the equity method, are as follows (dollar amounts in millions):

                                                           June 30, 1999         December 31, 1998
                                                           -------------         -----------------
        Current assets                                         $  9.4                $  4.1
        Noncurrent assets                                       142.1                 131.3
        Current liabilities                                      25.5                  22.7
        Noncurrent liabilities                                  125.1                  98.4
        Redeemable preferred stock                               14.8                  14.3


                                                          For the Three Months Ended,                For the Six Months Ended,
                                                          ---------------------------                -------------------------
                                                       June 30, 1999        June 30, 1998         June 30, 1999        June 30, 1998
                                                       -------------        -------------         -------------        -------------
        Net sales                                          $  3.4               $  0.6               $  6.1                 $  0.9
        Gross profit (loss)                                   1.7                 (0.1)                 2.3                   (0.2)
        Net loss applicable to common owners                (10.4)                (6.2)               (19.1)                 (10.5)
        Company's share of net loss                          (2.9)                (1.3)                (5.3)                  (2.2)

        The Company has entered into guaranty agreements whereby the Company is committed to provide guarantees of up to $63.5 million of the Alliance's debt and redeemable preferred obligations. Such guarantees become effective as obligations are incurred by the Alliances. At June 30, 1999, the Company has guaranteed $50.6 million of the Alliances' obligations.

(6)     Acquisitions and investments

        In July 1999, the Company completed it's purchase of common ownership interest in NetAccess, Inc. (NetAccess), an internet service provider serving a 1.5 million populated area in East Tennessee and Southwestern Virginia, for $6.0 million. The Company made an investment in NetAccess of $0.6 million in February 1999 and in July 1999, exercised it's option to purchase the remainder of the outstanding stock of NetAccess for $5.4 million , plus a contingent payment in 2001, based on NetAccess achieving certain defined year 2000 earnings levels. NetAccess has over 13,500 dial-up internet subscribers throughout the region, provides digital subscriber line (DSL) service to over 200 DSL customers and provides web hosting, internet design services, private network connectivity via frame relay, ISDN, and wide area ethernet services.

        In May 1999, the Company acquired 4,500 internet subscribers from Charleston, WV based NewWave Communications for $1.2 million. Similarly, in March 1999, the Company acquired 1,400 internet subscribers from Charleston, WV based WVInter.net for a purchase price of $0.3 million.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued

(7)      Income taxes

        The Company anticipates an effective tax rate for fiscal year 1999 of 29% versus the effective rate for 1998 of 40%. Rehabilitation tax credits and job employment credits account for 7% of the 11% decrease. The remaining 4% relates to favorable tax treatment of a charitable contribution of an appreciated asset. Other reconciling items from the statutory rate of 38% are consistent with those of the prior year.

                           CFW COMMUNICATIONS COMPANY

Item 2.                 Management's Discussion And Analysis
                  Of Financial Conditions And Results Of Operations


Three Months Ended June 30, 1999 and 1998


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

The Company's strategy is to be a regional full-service provider of communications products and services to customers within an expanding service area. The Company has implemented this strategy through acquisitions, investments in spectrum licenses and internal growth through capital investment and geographic expansion. In addition, the Company has leveraged its existing switching platform and fiber optic network by introducing new services such as long distance directory assistance, long distance services to local telephone customers and surrounding communities, cable television, local internet access, and various enhanced services such as Call Waiting and Caller Identification. These activities continue to contribute to growth in the Company's operating revenues. In addition to these activities, the Company has commenced offering, in selected markets within Virginia, a competitive local telephone service, a high-speed wireless cable and digital subscriber line (DSL) internet service and a wireless local telephone service. Further, the Company will be expanding its operations base and its service offerings in Virginia and West Virginia throughout 1999 and 2000. Finally, directory assistance call volume continues to decline which significantly impacts the Company's operating results as further discussed in the results of operations section below.

As a result of the Company's increasing focus on and growth in wireless communications and other competitive communications related businesses, a significant portion of the Company's operating revenues and operating cash flows (operating cash flow is defined as operating income before depreciation and amortization) are being generated by businesses other than the mature telephone operations. Accordingly, management believes operating cash flow is a meaningful indicator of the Company's performance. Operating cash flows is commonly used in the wireless communications industry and by financial analysts and others who follow the industry to measure operating performance. Operating cash flows should not be construed as an alternative to operating income or cash flows from operating activities (both as determined in accordance with generally accepted accounting principles) or as a measure of liquidity.

Through the Virginia PCS Alliance, L.C. ("VA Alliance") and West Virginia PCS Alliance, L.C. ("WV Alliance"), and other PCS joint ventures, the Company has acquired radio spectrum licenses for personal communications services ("PCS") for markets with an aggregate population of five million people. These licenses have enabled the Company, as managing member of both Alliances, to deploy PCS services in central and western Virginia and central West Virginia and will enable the Company to provide services in additional markets in Virginia, West Virginia and parts of Maryland, Ohio, Pennsylvania, Kentucky and Tennessee. The VA Alliance completed its first full year of operation in 1998 and the WV Alliance commenced offering PCS services in the Charleston and Huntington, WV corridor in the fourth quarter of 1998. The WV Alliance commenced offering PCS services in the Clarksburg, Fairmont and Morgantown corridor in the second quarter of 1999. Throughout 1999, management expects continued growth in revenue from its current consolidated operations. However, the Company is experiencing lower operating margins due to start-up costs of newer businesses associated with expansion into new markets and introduction of new service offerings through the region. This is expected to continue. The Company's recognition of its share of losses associated with its investments in the PCS Alliances is expected to be significant in 1999 as the Company recognizes a full year of operating losses from both the Virginia and West Virginia Alliances. These losses from equity investments are expected to exceed net income growth from consolidated operations and will likely result in consolidated net income levels below amounts reported in recent years. These losses from equity investments are also expected to continue into future years until build-out is completed and a sufficient customer base is established.

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


RESULTS OF OPERATIONS

The Company had net income of $1.3 million, or $0.10 per share, for the second quarter 1999, a decrease of 48% from net income of $2.5 million, or $0.19 per share for the second quarter 1998. Net income for the second quarter of 1999 included a $2.9 million loss ($1.8 million loss after-tax), up from $1.3 million ($0.8 million loss after-tax) in the second quarter of 1998, relating to the Company's share of losses from our PCS investments which provides Personal Communications Services (PCS) throughout the Company's Virginia and West Virginia marketplace. Net income for six months ended June 30, 1999 and 1998 was $2.6 million and $4.9 million, respectively. The Company's share of PCS losses for the six months ended June 30, 1999 and 1998 were $5.3 million ($3.3 million loss after-tax) and $2.2 million ($1.4 million loss after-tax), respectively. Excluding these losses and the writedown taken on our investment in American Telecasting, Inc. of $0.3 million ($0.2 million after-tax) during the first quarter of 1998, net income for the second quarter of 1999 and 1998 was $3.1 million and $3.3 million, respectively. Additionally, net income excluding these items for the six months ended June 30, 1999 and 1998 was $5.9 million and $6.5 million, respectively.

Operating revenues were $17.9 million for the three months ended June 30, 1999 which is a 8% increase over operating revenues of $16.6 million for the three months ended June 30, 1998 and a $0.9 million increase over the first quarter 1999. Operating revenues for the six months ended June 30, 1999 and 1998 were $34.9 million and $32.8 million, respectively. Operating cash flows for the three and six months ended June 30, 1999 were $7.9 million, a 4% decrease over second quarter 1998 operating cash flows of $8.2 million and $15.4 million, a 5% decrease over the six months ended 1998 of $16.2 million. Operating income for the three months ended June 30, 1999 was $4.9 million, a 14% decrease from second quarter 1998 operating income of $5.7 million. Operating income for the six months ended June 30, 1999 was $9.6 million versus $11.3 million for the corresponding prior year period.

These results reflect customer growth with our wireless products of 22%, customer growth of 153% with our internet products through acquisitions and internal growth in existing and new geographic markets, and the addition of approximately 2,300 new CLEC customers. Profit margins were significantly

                           CFW COMMUNICATIONS COMPANY

Item 2.                  Management's Discussion And Analysis
                  Of Financial Conditions And Results Of Operations
                                     Continued
impacted by a decline in year over year directory assistance call volume, by the start-up costs associated with new products and new market introductions, and by increased phone subsidies due to an increase in the wireless customer growth rate.

OPERATING REVENUES

The total operating revenue increase of $1.3 million and $2.1 million for the three and six months ended June 30, 1999 versus 1998 were driven primarily by an increase in the network business (supported from both CLEC and internet customer growth noted above), by wireless customer growth and by revenues from other communication services for asset and service fees charged to related parties. The network growth was primarily due to a $0.6 million increase in CLEC revenue and $0.5 million increase in internet revenue for the six months ended June 30, 1999 versus 1998. Cellular's total subscriber revenues grew $1.2 million for the six months ended June 30, 1999 versus the comparable prior year period primarily from access and airtime. This was offset to a large extent by the related phone subsidy increases of $0.8 million for the same periods. In relation to gross sales, phone subsidies in the current year exceeded those of the prior year due to a higher percentage of cellular sales coming from the higher subsidies on digital PCS phones versus analog cellular phones. Through the second quarter 1999, directory assistance operating revenues declined $0.7 million or 10% due to an 18% reduction in call volume partially offset by higher prices associated with the national directory service product.

WIRELINE COMMUNICATIONS

Revenues from the Company's wireline operations, which include telephone revenues, fiber optic network usage and wireline cable revenues, increased $0.9 million or 10% for the three months ended June 30, 1999 versus the comparable 1998 period and $1.5 million or 8% for the six months ended June 30, 1999 versus 1998. As mentioned above, network revenues, which include revenues from carrier access, CLEC, long distance, and internet, increased $0.6 million for the second quarter 1999 versus 1998 and $1.1 million for the six months ended June 30, 1999 versus 1998. Again, this is due to significant customer growth in internet and CLEC through expansion to new VA and WV geographic markets and through the internet acquisitions (see Note 6). Telephone revenues, which include local service, access and toll services, directory advertising and calling feature revenues were up $0.3 million or 4% for the second quarter 1999 over 1998 and $0.4 million or 3% for the six month periods ended June 30, 1999 and 1998.

                           CFW COMMUNICATIONS COMPANY

Item 2.                  Management's Discussion And Analysis
                  Of Financial Conditions And Results Of Operations
                                     Continued


WIRELESS COMMUNICATIONS

Wireless communications is comprised of cellular, digital PCS, paging, and voicemail (collectively referred to as wireless herein), other miscellaneous wireless revenues and wireless cable. Revenues from these operations increased $0.4 million or 11% for the three months ended June 30, 1999 versus 1998 and $0.5 million or 8% for the six months ended June 30, 1999 versus the comparable 1998 period. Revenues from wireless, including access, air time, roaming charges, paging, and voicemail represented all of the wireless communications increase. Excluding the effect of the additional phone subsidies from a higher customer growth rate and the change in the product sales mix to a higher percentage of digital PCS phones, this revenue stream was up $0.8 million and $1.3 million for the three and six months ended June 30, 1999, respectively.

DIRECTORY ASSISTANCE

Directory assistance revenue declined 8% and 10% for the three and six months ended June 30, 1999, respectively, over that of the prior year. Over the three and six months ended June 30, 1999, call volume declined 22% and 18%, respectively. This was attributable to the impact of call around plans versus traditional directory assistance traffic being handled at our two call centers without sufficient new business to offset the continued base business decline. The new national directory business, a service introduced in late 1998 and further expanded in March 1999 and again in late June 1999, partially offset the reduction in the traditional directory assistance traffic.

OTHER COMMUNICATIONS SERVICES

Other communications services revenue are derived from building and equipment rentals charged to affiliates, sales, installation and maintenance of phone systems and sales, installation and service of alarm monitoring systems. This revenue stream increased $0.3 million for the second quarter 1999 versus the second quarter of 1998 and $0.8 million for the comparable six month periods in 1999 and 1998. The Company receives rentals primarily for company owned assets which are being used by the PCS Alliances. These revenues increased $0.5 million in the six months ended June 30, 1999 versus 1998, primarily due to CFW owned retail store additions and the addition of the WV headquarters facility.

OPERATING EXPENSES

Operating expenses increased $2.1 million or 20% for the three month period ended June 30, 1999 as compared to the same period in 1998 and increased $3.8 million or 18% for the six months ended June 30, 1999 versus the 1998 comparable period. Of these increases, approximately 65% represent a period to period increase in the operating expenses of the network business, approximately 45% of which relate to the WV network start-up. The other significant contributor to the growth in network operating expenses is access and related costs of bringing on new internet and CLEC customers. To the extent that these networking functions can be migrated onto Company owned facilities, these costs are being reduced with further reductions expected in the second half of 1999 and in 2000. Another contributor to the network operating expense growth are the costs associated with increased fiber builds and other start-up costs associated with launching or preparing to launch internet, CLEC, and long distance in new Virginia and West Virginia geographic markets. In addition to the network operating expense growth, cellular operating expenses increased $0.5 million and $0.9 million for the three and six months ended June 30, 1999, respectively, which accounts for approximately 22% of the total operating expense growth. More than 60% of these increases are customer operations related expenses incurred in support of the significant customer growth. Finally, directory assistance operating expenses increased $0.2 million for the six months ending June 30, 1999 versus 1998, despite lower call volumes, due to training and development costs incurred in taking on a new national database contract and start-up costs associated with the new call center being opened in Winchester in the second quarter of 1999 and the commencement of new national directory contracts.

MAINTENANCE AND SUPPORT EXPENSE

Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, increased $1.0 million or 37% and $1.5 million or 29% for the three and six months ended June 30, 1999 versus the comparable periods of the prior year. Of the total increase, approximately 80% is the result of network maintenance and

                           CFW COMMUNICATIONS COMPANY

Item 2.                  Management's Discussion And Analysis
                  Of Financial Conditions And Results Of Operations
                                     Continued

support expense growth. This is due primarily to increased access and other related costs in support of the revenue growth coupled with start-up costs incurred relative to launching CLEC and internet services in new geographic markets and expanding our internet service offerings.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $0.5 million or 19% and $0.8 million or 16% for the three and six months ended June 30, 1999 versus the comparable period in 1998. This is due to a period to period increase in the property and equipment asset base of approximately 17%, from $138 million as of June 30, 1998 to $162 million as of June 30, 1999. Depreciation as a percent of assets decreased nominally, from 3.4% to 3.3% for the respective periods. The property and equipment increase was primarily due to digital switching hardware and other network infrastructure assets and, to a lesser extent, additions supporting back office functions.


CUSTOMER OPERATIONS EXPENSE

Customer operations expense, which includes marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services, and directory assistance services increased $1.0 million or 26% and $1.7 million or 21% for the three and six month periods ended June 30, 1999 versus the same periods of the prior year. Cellular and network accounted for $1.1 million of the six month increase and directory assistance accounted for $0.4 million of the six month increase. These increases are due largely to growth of support functions, primarily customer care, needed to support customer and revenue growth. As mentioned above, directory assistance incurred start-up costs associated with the new national database services and the new Winchester, VA call center.

CORPORATE OPERATIONS EXPENSE

Corporate operations expense, which includes taxes other than income, executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses decreased $0.3 million for the three month period ended June 30, 1999 versus the three month period ended June 30, 1998. This decrease is reflective of favorable claims experience with respect to medical insurance costs and a reduction in earnings performance based incentive compensation.

EQUITY LOSS FROM PCS INVESTEES

The Company's share of losses from the VA & WV PCS Alliance was $2.9 million and $5.3 million for the three and six months ended June 30, 1999, respectively, versus 1998 losses for the comparable periods of $1.3 million and $2.2 million, respectively.

The Company has a 21% common ownership interest in the VA Alliance. The Company's share of losses from the VA Alliance was $1.5 million and $2.9 million for the three and six months ended June 30, 1999, respectively. This compares to losses of $1.2 million and $2.1 million for the comparable periods of the prior year. The Company expects the VA Alliance losses to level off and begin decreasing in 2000 as it reaches critical mass in customers and revenues necessary to support the capital and operational investments. The VA Alliance ended the second quarter of 1999 with 21,100 customers, an 18,000 customer increase over the prior year second quarter.

The Company has a 45% common ownership interest in the WV Alliance which commenced operations in the latter part of the third quarter of 1998. The Company experienced losses from the WV Alliance in the three and six months ended June 30, 1999 of $1.4 million and $2.4 million, respectively. This compares to losses of $0.1 million and $0.1 million for the comparable periods of the prior year. Loss from the WV Alliance are expected to increase as it builds the customer base, recognizes start up related losses from the operation of the northern corridor of West Virginia which commenced providing services in the second quarter of 1999, and continues its network build-out throughout its license area. The WV Alliance ended the second quarter of 1999 with 3,100 customers, a 2,300 customer increase since the end of 1998.

                           CFW COMMUNICATIONS COMPANY

Item 2.                  Management's Discussion And Analysis
                  Of Financial Conditions And Results Of Operations
                                     Continued

INCOME TAXES

Income taxes decreased $1.3 million and $2.2 million for the three and six months ended June 30, 1999 as compared to the same periods in 1998. This is due to the lower pre-tax income for the first six months of 1999 versus 1998 and due to the rehabilitation tax credits and job employment credits of $0.3 million which were recognized in the first six months of 1999. The effective tax rate for the first six months of 1999 excluding the tax credits would approximate the tax rate for 1998.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 1999, net cash provided by operating activities was $13.0 million. Principal changes in operating assets and liabilities were as follows: Accounts receivable increased $1.9 million due to the timing of receipts from a significant customer and the overall sales growth. Materials and supplies increased $0.9 million which relates the increases in digital handset inventories necessary to support the sales growth.

The Company's investing activities for the six months ended June 30, 1999 included $18.2 million for the purchase of property and equipment, $6.1 million of which related to significant capital additions relating to network, internet, and switching equipment and network fiber builds, $3.2 million which represents the Winchester directory assistance center building and related assets, $2.7 for computer hardware and software, $2.3 million which relates to major CLEC co-location equipment and other related equipment, and $0.7 million related to furniture and fixtures. These investments were necessary for service expansion and enhancements. The Company also invested an additional $3.9 million in the Alliances and received repayments from the Alliances against affiliate advances totaling $2.8 million. Additionally, the Company purchased internet subscribers and made an investment in an internet company totaling $2.1 million (see Note
6), acquired PCS radio spectrum licenses for $0.9 million and has funds on deposit with the FCC of $0.1 million to enable the Company to participate in the Local Multipoint Distribution Service (LMDS) re-auction.

Net cash provided by financing activities for the six months ended June 30, 1999 aggregated $9.8 million which primarily represents payment of dividends on outstanding capital stock of $3.0 million, payment on senior notes of $3.6 million and the additional borrowing under lines of credit of $16.3 million.

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

The Company has addressed this issue with a plan which is centered around several key components: (1) system inventory, (2) third party confirmation, (3) internal systems review, (4) compliance implementation, (5) testing and (6) contingency planning. Regarding the first component, the Company completed a comprehensive inventory of all its systems (hardware and software) in July 1998. At the same time, formal communication, through a confirmation process, was initiated with all of the Company's significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to resolve their own year 2000 issues. The Company has received responses from approximately 95% of the confirmations sent and continues to follow-up on non-responses and instances where potential issues were noted. Regarding the third component, the Company has completed a comprehensive review of its computer systems to identify the internal systems that could be impacted by the year 2000 issue. Based on findings from this review, the Company has developed an implementation plan to resolve potential issues and is in the late stage of implementing such a plan. Both the second and third components were further broken down by category of system (network systems, information technology systems and other supporting systems). Significant focal areas are the Company's network/switching related equipment and the corporate billing, customer provisioning and accounting systems. The

                           CFW COMMUNICATIONS COMPANY

Item 2.                  Management's Discussion And Analysis
                  Of Financial Conditions And Results Of Operations
                                     Continued


final components are testing and contingency planning. Testing, where feasible, will span both the internal systems and systems interface with third parties. Contingency planning is necessary in the event that conversion efforts, customer compliance or any other conditions arise that prevent planned critical application upgrades. The entire year 2000 project has a targeted completion date of September 30, 1999. Completion of this project includes planned testing of each major exposure area to ensure compliance. The most significant uncompleted portion of this project relates to the finalization of the billing system conversion. This conversion is being done primarily to integrate the Company's separate billing systems, create consolidated service billing and enhance the technical service systems. The Company does not anticipate a problem completing this project prior to September 30, 1999. No significant plan changes are anticipated. However, should the implementation of any contingency plan be necessary, the project's completion date and cost could be effected.

Based on it's findings and assessment to date, the Company has performed certain planned telephone switching software upgrades and computer software and system upgrades, which were performed primarily to better meet the business and growth needs of the Company. The total year 2000 project cost estimates are not expected to be material to the Company's business operations or financial condition. The Company will continue to review and update this estimate through project completion.

As mentioned above, the Company expects its year 2000 program to be completed by the end of the third quarter of 1999. It should be noted that the Company plans to devote all resources required to resolve any significant year 2000 issues. However, if the planned modifications and upgrades are not made, or are not completed on a timely basis, and contingency plans were to falter, the year 2000 issue could have a material impact on the operations of the Company. Also, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems or costs of upgrades. The material impact on the operations of the Company could include, but not be limited to, interruption of telecommunications services, interruption, error or failure of the Company's customer care services, including customer billing, and failures of the Company's other information systems and other date-sensitive equipment. Such failures could result in substantial customer claims as well as lost revenue due to service interruption, significant delays in the billing process and increased expense associated with stabilizing operations following such failures.

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

                 Not applicable

Item 3.  Defaults Upon Senior Securities

                 Not applicable

Item 4.  Submission Of Matters To A Vote Of Security Holders

         At the regular Annual Meeting of the Shareholders held April 27, 1999, directors J.S. Quarforth and J.B. Mitchell, being the same as the nominees in the proxy solicitation, were elected.

         The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

-------------------------------------------------------------------------------------------------------------------------
                                                                                            VOTES FOR VS. TOTAL SHARES
           NOMINEE                          FOR                        AGAINST                     OUTSTANDING
-------------------------------------------------------------------------------------------------------------------------
J.S. Quarforth                             10,605,596                    200,286                      81.5%
-------------------------------------------------------------------------------------------------------------------------
J.B. Mitchell                              10,597,344                    208,538                      81.4%
-------------------------------------------------------------------------------------------------------------------------


 The following continued in their capacity as directors: W.W. Gibbs, C.W. McNeely, J.N. Neff, C.A. Rosberg, and R.S. Yeago. C.P. Barger's term expired April 27, 1999 and P.H. Arnold was appointed to the board of directors effective May 1, 1999 with a term expiring in 2000.

Item 5.  Other Information

                 Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                 (A) Exhibits

                     (27) Financial Data Schedule

                 (B)  Reports on Form 8-K - No reports on
                      Form 8-K have been filed during the
                      quarter ended June 30, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CFW COMMUNICATIONS COMPANY


August 16, 1999
                         -------------------------------------------------------
                         J. S. Quarforth, Chairman and Chief Executive Officer








August 16, 1999
                         -------------------------------------------------------
                         M. B. Moneymaker, Vice President and
                         Chief Financial Officer, Treasurer, and Secretary

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CFW COMMUNICATIONS COMPANY


August 16, 1999       s/ J. S. Quarforth
                      ---------------------------------------------------------
                      J. S. Quarforth, Chairman and Chief Executive Officer








August 16, 1999       s/ M. B. Moneymaker
                      ---------------------------------------------------------
                      M. B. Moneymaker, Vice President and
                      Chief Financial Officer, Treasurer, and Secretary