Form 10-Q
period 1999-09-30
CFW COMMUNICATIONS CO
filed 1999-11-15
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended     September 30, 1999      Commission File No.  0-16751
                      --------------------------                     -----------

                           CFW COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                               54-1443350
--------------------------------------------------------------------------------
(State or other  jurisdiction of                               (I R S employer
incorporation or organization)                               identification no.)


P. O. Box 1990, Waynesboro, Virginia                                22980
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)


Registrant's telephone number, including area code       540-946-3500
                                                   -----------------------

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

                                     Yes  x    No
                                        -----     -----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class    COMMON STOCK, NO PAR VALUE          Outstanding 11/15/99   13,053,079
         --------------------------                                 ----------

                           CFW COMMUNICATIONS COMPANY


                                    I N D E X



                                                                          Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets, September
         30, 1999 and December 31, 1998                                   3-4


         Condensed Consolidated Statements of Income, Three
         and Nine Months Ended September 30, 1999 and 1998                 5


         Condensed Consolidated Statements of Cash Flows,
         Nine Months Ended September 30, 1999 and 1998                     6


         Condensed Consolidated Statements of Shareholders'
         Equity for each of the Calendar Quarters in the
         Nine Months Ended September 30, 1999 and the Year
         Ended December 31,1998                                            7


         Notes to Condensed Consolidated Financial Statements            8-10


         Management's  Discussion  and  Analysis of  Financial
         Condition and Results of Operations                             11-17


PART II. OTHER INFORMATION                                                18


SIGNATURES                                                               19-20


                                   CFW COMMUNICATIONS COMPANY

                              Condensed Consolidated Balance Sheets



                                                                                 September 30, 1999
                                                                                    (Unaudited)              December 31, 1998
                                                                                ---------------------       --------------------
ASSETS
Current Assets
     Cash and cash equivalents                                                  $         100,268           $          42,890
     Accounts receivable, net of allowance of $1.0 million ($0.6 million
       in 1998)                                                                        13,674,162                  12,120,985
     Receivable from affiliates                                                         1,138,459                   5,681,978
     Materials and supplies                                                             3,384,865                   2,176,895
     Prepaid expenses and other                                                         1,177,276                     448,775
     Income tax receivable                                                                      -                     691,221
                                                                                ---------------------       --------------------

                                                                                       19,475,030                  21,162,744
                                                                                ---------------------       --------------------

Securities and Investments                                                              7,359,205                  11,671,417
                                                                                ---------------------       --------------------

Property and Equipment
     Land                                                                               2,038,127                   1,957,874
     Buildings and improvements                                                        21,367,697                  19,007,349
     Network plant and equipment                                                      103,161,434                  93,247,587
     Furniture, fixtures and other equipment                                           26,075,825                  20,022,238
     Radio spectrum licenses                                                           15,477,121                  15,468,649
                                                                                ---------------------       --------------------
         Total in service                                                             168,120,204                 149,703,697
     Under construction                                                                 8,060,089                   3,916,819
                                                                                ---------------------       --------------------

                                                                                      176,180,293                 153,620,516
     Less accumulated depreciation                                                     58,765,827                  50,760,242
                                                                                ---------------------       --------------------

                                                                                      117,414,466                 102,860,274
                                                                                ---------------------       --------------------
Other Assets
     Cost in excess of net assets of business acquired, less accumulated
       amortization of $1.8 million ($1.4 million in 1998)                             19,325,939                  12,705,900
     Deferred charges                                                                     433,797                     533,540
     Radio spectrum licenses and license deposits                                       7,805,249                   6,090,791
                                                                                ---------------------       --------------------

                                                                                       27,564,985                  19,330,231
                                                                                ---------------------       --------------------


                                                                                $     171,813,686           $     155,024,666
                                                                                =====================       ====================


See Notes to Condensed Consolidated Financial Statements.


                                   CFW COMMUNICATIONS COMPANY

                              Condensed Consolidated Balance Sheets


                                                                       September 30, 1999         December 31,
                                                                          (Unaudited)                 1998
                                                                       -------------------     --------------------
Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable                                                  $       6,131,529       $        7,042,966
     Customers' deposits                                                         419,560                  400,655
     Advance billings                                                          2,558,143                2,303,696
     Accrued payroll                                                             744,811                1,283,083
     Accrued interest                                                            273,197                  623,412
     Income tax payable                                                          480,159                        -
     Other accrued liabilities                                                 3,498,400                2,490,386
     Deferred revenue                                                          1,709,071                1,221,849
                                                                       -------------------     --------------------

                                                                              15,814,870               15,366,047
                                                                       -------------------     --------------------

Long-Term Debt                                                                29,914,814               19,774,262
                                                                       -------------------     --------------------

Long-Term Liabilities
     Deferred income taxes                                                    16,528,842               14,243,872
     Retirement benefits other than pensions                                   9,880,509                9,317,424
     Other                                                                     1,507,210                1,440,157
                                                                       -------------------     --------------------

                                                                              27,916,561               25,001,453
                                                                       -------------------     --------------------

Minority Interests                                                             1,874,092                1,472,419
                                                                       -------------------     --------------------

Commitments

Shareholders' Equity
     Preferred stock, no par                                                           -                        -
     Common stock, no par                                                     43,890,270               43,527,636
     Retained earnings                                                        52,403,079               49,882,849
                                                                       -------------------     --------------------

                                                                              96,293,349               93,410,485
                                                                       -------------------     --------------------


                                                                       $     171,813,686       $      155,024,666
                                                                       ===================     ====================



See Notes to Condensed Consolidated Financial Statements.

                                                    CFW COMMUNICATIONS COMPANY

                                            Condensed Consolidated Statements of Income
                                                            (Unaudited)
  --------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                       Nine Months Ended
                                                          September 30,     September 30,         September 30,     September 30,
                                                               1999             1998                  1999              1998
  --------------------------------------------------------------------------------------------------------------------------------
  Operating Revenues
       Wireline communications                          $    11,378,606  $     9,526,529         $  31,380,122    $  27,989,022
       Wireless communications                                3,600,328        3,526,203            10,582,117       10,006,504
       Directory assistance                                   3,279,913        3,379,243             9,146,547        9,917,092
       Other communications services                          1,107,630          723,684             3,164,590        2,029,595
  --------------------------------------------------------------------------------------------------------------------------------

                                                             19,366,477       17,155,659            54,273,376       49,942,213
                                                     -----------------------------------------------------------------------------

  Operating Expenses
       Maintenance and support                                4,473,510        2,754,780            11,219,609        7,989,006
       Depreciation and amortization                          3,236,276        2,655,921             9,015,403        7,636,712
       Asset impairment charge                                2,713,221                -             2,713,221                -
       Customer operations                                    5,016,179        4,198,668            14,574,061       12,068,200
       Corporate operations                                   2,190,555        1,788,913             5,403,845        5,231,771
  --------------------------------------------------------------------------------------------------------------------------------

                                                             17,629,741       11,398,282            42,926,139       32,925,689
                                                     -----------------------------------------------------------------------------

  Operating Income                                            1,736,736        5,757,377            11,347,237       17,016,524

  Other Income (Expenses)
       Other expenses, principally interest                    (420,345)        (122,874)           (1,105,346)        (483,492)
       Interest and dividend income                              40,816           22,202               242,379           78,987
       Equity loss from PCS investees                        (2,701,184)      (1,547,594)           (7,970,465)      (3,789,224)
       Equity income from other
            wireless investees                                   45,665           59,236               133,431          101,244
       Gain on sale of tower asset and investment             8,366,378                -             8,366,378                -
       Loss on write-down of investment                               -         (353,028)                    -         (623,095)
  --------------------------------------------------------------------------------------------------------------------------------

                                                              7,068,066        3,815,319            11,013,614       12,300,944

  Income Taxes                                                2,568,055        1,462,437             3,660,211        4,728,539
  --------------------------------------------------------------------------------------------------------------------------------

                                                              4,500,011        2,352,882             7,353,403        7,572,405

  Minority Interests                                           (122,586)        (178,998)             (341,144)        (480,417)
  --------------------------------------------------------------------------------------------------------------------------------

  Net Income                                            $     4,377,425  $     2,173,884         $   7,012,259    $   7,091,988
  ================================================================================================================================


  Net income per common share - basic                   $          0.34  $          0.17         $        0.54    $        0.55
  Net income per common share - diluted                 $          0.33  $          0.17         $        0.54    $        0.54

  Average shares outstanding - basic                         13,050,090       13,013,848            13,037,438       13,005,791
  Average shares outstanding - diluted                       13,110,152       13,087,365            13,093,342       13,096,447
  --------------------------------------------------------------------------------------------------------------------------------

  Cash dividends per share                              $       0.11475  $       0.10875         $     0.34425    $     0.32625
  ================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                    CFW COMMUNICATIONS COMPANY

                                          Condensed Consolidated Statements of Cash Flows
                                                            (Unaudited)
                                                                                                  Nine Months Ended
                                                                                     --------------------------------------------
                                                                                        September 30,            September 30,
                                                                                            1999                      1998
                                                                                     --------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $       7,012,259         $      7,091,988
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation                                                                            8,331,575                7,110,968
     Amortization                                                                              683,828                  525,744
     Gain on sale of tower asset and investment                                             (8,317,646)                       -
     Asset impairment charge                                                                 2,713,221                        -
     Deferred taxes                                                                          2,284,970                3,677,721
     Retirement benefits other than pensions                                                   563,085                  535,104
     Other                                                                                     235,132                 (108,488)
     Equity loss from wireless investees                                                     7,837,034                3,687,980
     Minority interests, net of distributions                                                   37,113                   56,237
     Distributions received from investments                                                   132,090                  148,855
     Loss on write-down of investment                                                                -                  623,095
Changes in assets and liabilities from operations:
     (Increase) decrease in accounts receivable                                             (1,158,261)               1,138,484
     (Increase) decrease in materials and supplies                                          (1,207,970)                 221,061
     Increase in other current assets                                                         (728,501)                (354,130)
     Increase (decrease) in income taxes payable                                             1,171,380                 (124,545)
     Decrease in accounts payable                                                           (1,482,928)                 (59,182)
     Increase (decrease) in other accrued liabilities                                          119,527                  (96,744)
     Increase in other current liabilities                                                     273,352                  143,120
                                                                                     --------------------      ------------------

Net cash provided by operating activities                                                   18,499,260               24,217,268
                                                                                     --------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                        (24,835,308)              (9,820,763)
Purchase of radio spectrum licenses, net of minority interest                               (1,349,898)                (602,958)
Investments in PCS alliances                                                                (3,892,138)              (2,262,155)
Repayments from PCS alliances                                                                4,543,519                1,510,632
Acquisition of internet subscribers                                                         (1,497,652)                       -
Acquisition of internet company, net of cash acquired                                       (6,000,000)                       -
Investment in national directory assistance database provider                                        -               (1,000,000)
Proceeds from the sale of tower asset and investments                                        9,463,434                  934,146
Maturities and distributions from (contributions to) other investments                          (1,136)                 213,098
                                                                                     --------------------      ------------------

Net cash used in investing activities                                                      (23,569,179)             (11,028,000)
                                                                                     --------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends                                                                              (4,492,029)              (4,244,700)
Payments on senior notes                                                                    (3,636,364)              (3,749,763)
Additional borrowing (payments) on lines of credit, net                                     12,893,056               (3,000,000)
Net proceeds from exercise of stock options                                                    362,634                   84,084
                                                                                     --------------------      ------------------

Net cash provided by (used in) financing activities                                          5,127,297              (10,910,379)
                                                                                     --------------------      ------------------

Net increase in cash and cash equivalents                                                       57,378                2,278,889

Cash and cash equivalents:
Beginning                                                                                       42,890                1,224,347
                                                                                     --------------------      ------------------

Ending                                                                               $         100,268         $      3,503,236
                                                                                     ====================      ==================

See Notes to Condensed Consolidated Financial Statements.

                                                    CFW COMMUNICATIONS COMPANY

                                     Condensed Consolidated Statement of Shareholders' Equity

                                                                                                  Accumulated
                                                                                                     Other              Total
                                                   Common Stock                  Retained        Comprehensive      Shareholders'
                                              Shares          Amount             Earnings           Income             Equity
                                          -------------    ------------      -------------    ---------------    ----------------
Balance, January 1, 1998                     12,986,654    $ 43,420,269      $ 47,035,233     $           -      $    90,455,502

Comprehensive income:
     Net Income                                                                 2,449,650
     Comprehensive income                                                                                              2,449,650
Cash dividends                                                                 (1,414,724)                            (1,414,724)
Stock options exercised, net                     22,280              29                                                       29
                                          -------------    ------------      -------------    ---------------    ----------------

Balance, March 31, 1998                      13,008,934      43,420,298        48,070,159                 -           91,490,457

Comprehensive income:
     Net Income                                                                 2,468,454
     Comprehensive income                                                                                              2,468,454
Cash dividends                                                                 (1,414,721)                            (1,414,721)
Stock options exercised, net                      4,914          84,055                                                   84,055
                                          -------------    ------------      -------------    ---------------    ----------------

Balance, June 30, 1998                       13,013,848      43,504,353        49,123,892                 -           92,628,245

Comprehensive income:
     Net Income                                                                 2,173,884
     Comprehensive income                                                                                              2,173,884
Cash dividends                                                                 (1,415,255)                            (1,415,255)
                                          -------------    ------------      -------------    ---------------    ----------------

Balance, September 30, 1998                  13,013,848      43,504,353        49,882,521                 -           93,386,874

Comprehensive income:
     Net Income                                                                 1,415,652
     Comprehensive income                                                                                              1,415,652
Cash dividends                                                                 (1,415,324)                            (1,415,324)
Stock options exercised, net                      3,140          23,283                                                   23,283
                                          -------------    ------------      -------------    ---------------    ----------------

Balance, December 31, 1998                   13,016,988      43,527,636        49,882,849                 -           93,410,485

Comprehensive income:
     Net Income                                                                 1,339,726
     Unrealized gain on securities
       available for sale, net of $1.0
       million deferred tax obligation                                                            1,580,294
     Comprehensive income                                                                                              2,920,020
Cash dividends                                                                 (1,495,905)                            (1,495,905)
Stock options exercised, net                     19,428          75,022                                                   75,022
                                          -------------    ------------      -------------    ---------------    ----------------

Balance, March 31, 1999                      13,036,416      43,602,658        49,726,670         1,580,294           94,909,622

Comprehensive income:
     Net Income                                                                 1,295,108
     Unrealized gain on securities
       available for sale, net of $1.7
       million deferred tax obligation                                                            2,719,995
     Comprehensive income                                                                                              4,015,103
Cash dividends                                                                 (1,498,100)                            (1,498,100)
Stock options exercised, net                      5,663          76,737                                                   76,737
                                          -------------    ------------      -------------    ---------------    ----------------

Balance, June 30, 1999                       13,042,079    $ 43,679,395      $ 49,523,678     $   4,300,289      $    97,503,362

Comprehensive income:
     Net Income                                                                 4,377,425
     Reversal of unrealized gain on
       securities sold, net of $2.6
       million deferred tax obligation                                                           (4,300,289)
     Comprehensive income                                                                                                 77,136
Cash dividends                                                                 (1,498,024)                            (1,498,024)
Stock options exercised, net                     11,000         210,875                                                  210,875
                                          -------------    ------------      -------------    ---------------    ----------------

Balance, September 30, 1999                  13,053,079    $ 43,890,270      $ 52,403,079     $           -      $    96,293,349
                                          =============    ============      =============    ===============    ================

See Notes to Condensed Consolidated Financial Statements.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements


(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1998, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

        Certain  amounts  on the  prior  year  financial  statements  have  been
        reclassified,   with  no  effect  on  net   income,   to  conform   with
        classifications adopted in 1999.

(2) The Company has six primary business segments which have separable management focus and infrastructures and that offer different products and services. These segments are described in more detail in Note 2 of the Company's 1998 Annual Report. Summarized financial information concerning the Company's reportable segments is shown in the following table.

                         Telephone      Network &     Internet    Wireless    Directory      Cable        Other        Total
(in thousands)                             CLEC                               Assistance
---------------------------------------------------------------------------------------------------------------------------------
As of and for the nine months ended September 30, 1999
Revenues                  $23,428         $3,928       $2,818       $8,489     $9,147        $2,094       $4,369      $54,273
EBITDA                     16,396            837         (872)       3,578      1,130           316        1,690       23,075
Depreciation &
   amortization             2,755            879          611          696        929         1,797        1,348        9,015
Asset impairment
   charge                       -              -            -            -          -         2,713            -        2,713
                                                                                                                    -------------
Operating Income                                                                                                       11,347
---------------------------------------------------------------------------------------------------------------------------------
Total segment
   assets                  42,305         21,532       11,427        8,616     15,500        20,785       12,935      133,100
Corporate assets                                                                                                       38,714
                                                                                                                    -------------
Total Assets                                                                                                         $171,814
---------------------------------------------------------------------------------------------------------------------------------
As of and for the nine months ended September 30, 1998
Revenues                  $22,835         $2,974         $974       $7,806     $9,917        $2,200       $3,236      $49,942
EBITDA                     16,286          1,534         (202)       3,831      2,309           186          710       24,654
Depreciation &
   amortization             2,476            701          186          425        771         2,027        1,051        7,637
                                                                                                                    -------------
Operating Income                                                                                                       17,017
---------------------------------------------------------------------------------------------------------------------------------
Total segment
   assets                  41,255         12,951        1,023        6,528     10,561        26,494       14,156      112,968
Corporate assets                                                                                                       37,796
                                                                                                                    -------------
Total Assets                                                                                                         $150,764
---------------------------------------------------------------------------------------------------------------------------------
For the three months ended September 30, 1999
Revenues                   $7,917         $1,508       $1,551       $2,949     $3,281          $652       $1,508      $19,366
EBITDA                      5,372            335         (264)       1,237        450            30          526        7,686
Depreciation &
   amortization               933            329          376          249        348           517          484        3,236
Asset impairment
   charge                       -              -            -            -          -         2,713            -        2,713
                                                                                                                    -------------
Operating Income                                                                                                        1,737
----------------------------------------------------------------------------------------------------------------------------------
For the three months ended September 30, 1998
Revenues                   $7,763           $986         $371       $2,827     $3,379          $699       $1,131      $17,156
EBITDA                      5,574            425          (40)       1,364        774            20          296        8,413
Depreciation &
   amortization               832            257           88          144        257           679          399        2,656
                                                                                                                    -------------
Operating Income                                                                                                        5,757
---------------------------------------------------------------------------------------------------------------------------------

(3) In September 1999 the Company sold its investment in American Telecasting, Inc. for $7.9 million in cash and recognized a gain of $7.6 million ($4.7 million after tax). In 1998 and 1997 the Company had recognized losses from write-down of this investment to reflect market values at that time.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued


(4) The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, were increased by 60,062 and 73,517 shares for the three months ended September 30, 1999 and 1998, respectively, and by 55,904 and 90,656 shares for the nine months ended September 30, 1999 and 1998, respectively, to reflect the assumed conversion of dilutive stock options. The Company currently has 543,386 options outstanding to acquire shares of common stock, of which 253,089 are currently exercisable.

(5) The Company has a 21% common ownership interest in Virginia PCS Alliance, L.C. ("VA Alliance"), a provider of personal communications services (PCS) serving a 1.6 million populated area in central and western Virginia. The Company is managing such build-out pursuant to a service agreement. PCS operations began throughout the Virginia region in the fourth quarter of 1997.

        The Company has a 45% common ownership interest in the West Virginia PCS Alliance, L.C. ("WV Alliance"), a provider of PCS serving a 2.0 million populated area in West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. The Company is managing this build-out pursuant to a service agreement. The WV Alliance commenced operations in the fourth quarter of 1998, offering services along the Charleston and Huntington corridor and expanded to the northern corridor of West Virginia, including the cities of Clarksburg, Fairmont and Morgantown, in the third quarter of 1999.

        Combined summarized financial information for the VA Alliance and WV Alliance ("Alliances"), both of which are accounted for under the equity method, are as follows (dollar amounts in millions):

                                       September 30, 1999    December 31, 1998
                                       ------------------    -----------------
        Current assets                     $  17.1               $  4.1
        Noncurrent assets                    151.8                131.3
        Current liabilities                   18.0                 22.7
        Noncurrent liabilities               161.2                 98.4
        Redeemable preferred stock            12.9                 14.3

                                                  For the Three Months Ended,                    For the Nine Months Ended,
                                                  ---------------------------                    --------------------------
                                           September 30, 1999     September 30, 1998     September 30, 1999     September 30, 1998
                                           ------------------     ------------------     ------------------     ------------------
        Net sales                               $  4.3                  $  0.9                $  10.4                 $  1.8
        Gross profit (loss)                        1.8                     0.2                    4.1                   (0.0)
        Net loss applicable to common
            owners                                (9.4)                   (6.7)                 (28.5)                 (17.2)
        Company's share of net loss               (2.7)                   (1.5)                  (8.0)                  (3.8)

        The Company has entered into guaranty agreements whereby the Company is committed to provide guarantees of up to $71.0 million of the Alliance's debt and redeemable preferred obligations. Such guarantees become effective as obligations are incurred by the Alliances. At September 30, 1999, the Company has guaranteed $59.4 million of the Alliances' obligations.

(6)      Acquisitions and investments

        In October 1999, the Company announced that it acquired the assets of Cornerstone Networks, Inc. (Cornerstone), a leading Internet service provider serving central and southern Virginia, for $4.5 million plus a contingent payment in 2001, based on Cornerstone achieving certain defined year 2000 revenue and earnings levels. At closing, Cornerstone had over 9,000 Internet subscribers.

        In July 1999, the Company completed it's purchase of common ownership interest in NetAccess , Inc. (NetAccess), an internet service provider serving a 1.5 million populated area in East Tennessee and Southwestern Virginia. The Company made an investment in NetAccess of $0.6 million in February 1999 and in July 1999, exercised its option to purchase the remainder of the outstanding stock of NetAccess for $5.4 million, plus a contingent payment in 2001, based on NetAccess achieving certain defined year 2000 earnings levels. At closing, NetAccess had over 13,500 internet subscribers.

        In July 1999, the Company sold a tower property located in Richmond, Virginia for $1.6 million in cash, recognizing a gain of $0.7 million ($0.4 million after tax).

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued


        In May 1999, the Company acquired 4,500 internet subscribers from Charleston, WV based NewWave Communications for $1.2 million. Similarly, in March 1999, the Company acquired 1,400 internet subscribers from Charleston, WV based WVInter.net for a purchase price of $0.3 million.

(7)     Asset impairment

        In September 1999, the Company recognized an asset impairment charge relating to certain wireless analog cable equipment of $2.7 million ($1.7 million after tax). The Company provides wireless analog cable services over MMDS spectrum. Acquisitions of MMDS spectrum by Sprint Corp. and MCI WorldCom is expected to accelerate development of digital equipment for high speed digital data, and possibly voice, applications. As a result of these actions, an analysis of cash flows in each market and an assessment of the alternative uses for this spectrum, the Company determined that the carrying value of certain wireless analog cable equipment was impaired and recognized the asset write-down. The wireless analog cable equipment, which was deemed to be impaired in value, was written-down to estimated net realizable value of $0.3 million based on the Company's assessment of fair value of similar used equipment.

(8)     Income taxes

        The Company anticipates an effective tax rate for fiscal year 1999 of 34% versus the effective rate for 1998 of 40%. Rehabilitation tax credits and job employment credits account for 4% of the 6% decrease. The remaining 2% relates to favorable tax treatment of a charitable contribution of an appreciated asset. Other reconciling items from the statutory rate of 38% are consistent with those of the prior year.

(9)     Subsequent events

        In October 1999, Illuminet, Inc. completed an initial public offering and began trading on NASDAQ under the symbol ILUM. The Company holds approximated 0.7 million shares of Illuminet, Inc. at a cost of $1.8 million. The Company will classify this security as available-for-sale. The closing price for Illuminet, Inc. on November 12, 1999 was $54.75. At this price, the Company's investment in Illuminet, Inc. would be valued at $38 million.

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations


Three and Nine Months Ended September 30, 1999 and 1998


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

The Company's strategy is to be a regional full-service provider of communications products and services to customers within an expanding service area. The Company has implemented this strategy through acquisitions, investments in spectrum licenses and internal growth through capital investment and geographic expansion. In addition, the Company has leveraged its existing switching platform and fiber optic network by introducing new services such as long distance directory assistance, long distance services to local telephone customers and surrounding communities, cable television, local internet access, and various enhanced services such as Call Waiting and Caller Identification. These activities continue to contribute to growth in the Company's operating revenues. In addition to these activities, the Company has commenced offering, in selected markets within Virginia, a competitive local telephone service and digital subscriber line (DSL) internet service. Further, the Company will be expanding its operations base and its service offerings in Virginia and West Virginia through the remainder of 1999 and into 2000. Finally, the Company has expanded into new national directory assistance offerings to offset the significant call volume decline in the base directory assistance business.

As a result of the Company's increasing focus on and growth in wireless communications and other competitive communications related businesses, a significant portion of the Company's operating revenues and operating cash flows (operating cash flow is defined as operating income before depreciation and amortization) are being generated by businesses other than the mature telephone operations. Throughout 1999, management expects continued growth in revenue from its current consolidated operations. However, the Company is experiencing lower operating margins due to start-up costs of newer businesses associated with expansion into new markets and introduction of new service offerings throughout the region. This is expected to continue.

As mentioned above, the Company references operating cash flows as one measure of operating performance. Management believes operating cash flow is a meaningful indicator of the Company's performance. Operating cash flows are commonly used in the wireless communications industry and by financial analysts and others who follow the industry to measure operating performance. Operating cash flows should not be construed as an alternative to operating income or cash flows from operating activities (both of which are determined in accordance with generally accepted accounting principles) or as a measure of liquidity.

Through the Virginia PCS Alliance, L.C. ("VA Alliance") and West Virginia PCS Alliance, L.C. ("WV Alliance"), and other PCS joint ventures, the Company has acquired radio spectrum licenses for personal communications services ("PCS") for markets with an aggregate population of five million people. These licenses have enabled the Company, as managing member of both Alliances, to deploy PCS services in central and western Virginia and central West Virginia and will enable the Company to provide services in additional markets in Virginia, West Virginia and parts of Maryland, Ohio, Pennsylvania, Kentucky and Tennessee. The VA Alliance completed its first full year of operation in 1998 and the WV Alliance commenced offering PCS services in the Charleston and Huntington, WV corridor in the fourth quarter of 1998. The WV Alliance commenced offering PCS services in the Clarksburg, Fairmont and Morgantown corridor in the second quarter of 1999. Due to start-up costs resulting from the Alliances' market expansion and subsidies taken on the sale of the Alliances' digital products, the Alliances are generating significant operating losses. The Company's recognition of its share of these losses associated with its investments in the Alliances is expected to be significant in 1999 as the Company recognizes a full year of operating losses from both the Virginia and West Virginia Alliances. These losses from equity investments are expected to exceed net income growth from consolidated operations and will likely result in consolidated net income levels below amounts reported in recent years. These losses from equity investments are also expected to continue into future years until build-out is completed and a sufficient customer base is established.

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


RESULTS OF OPERATIONS

The Company had net income of $4.4 million, or $0.33 per share, for the third quarter 1999, an increase of 101% from net income of $2.2 million, or $0.17 per share for the third quarter 1998. Net income for the nine months ended September 30, 1999 and 1998 was $7.0 and $7.1 million, respectively. Net income for the third quarter of 1999 included a $2.7 million loss ($1.7 million loss after-tax), up from $1.5 million ($0.9 million loss after-tax) in the third quarter of 1998, relating to the Company's share of losses from our PCS investments which provides Personal Communications Services (PCS) throughout the Company's Virginia and West Virginia marketplace. The company's share of losses from our PCS investment for the nine months ending September 30, 1999 and 1998 were $8.0 million ($5.0 million after tax) and $3.8 million ($2.3 million after tax), respectively. For the quarter ending September 30, 1999, the Company also recorded $7.6 million ($4.7 million after tax) and $0.7 million ($0.4 million after tax) in gains on the sale of an investment and the sale of tower property, respectively (Note 6), and recognized an asset impairment charge of $2.7 million ($1.7 million after tax) to write-down certain wireless analog cable equipment (Note 7). In the prior year, the Company recorded a permanent write-down of its ATEL investment of $0.4 million ($0.2 million after tax) and $0.6 million ($0.4 million after tax) for the three and nine months ending September 30, 1998, respectively (Note 6). Excluding the gains and losses noted above, net income for the three and nine months ending September 30, 1999 was $2.6 million and $8.5 million, respectively, versus $3.3 million and $9.8 million for the prior year comparable periods.

Operating revenues were $19.4 million for the three months ended September 30, 1999 which is a $2.2 million or 13% increase over operating revenues of $17.2 million for the three months ended September 30, 1998 and a $1.5 million (8%) increase over the second quarter 1999. Operating revenues for the nine months ended September 30, 1999 and 1998 were $54.3 million and $49.9 million, respectively. Operating cash flows for the three and nine months ended September 30, 1999 were $7.7 million (a 9% decrease over third quarter 1998 operating cash flows of $8.4 million) and $23.1 million (a 6% decrease over the nine months ended 1998 of $24.7 million), respectively. Operating income for the three months ended September 30, 1999 was $1.7 million, which included the asset impairment charge of $2.7 million, versus operating income for the prior year comparable period of $5.8 million. Excluding the asset impairment charge, operating income was down $1.3 million or 23% for these three month current versus prior year periods. Similarly, operating income for the nine month periods ending September 30, 1999 and 1998 was $11.3 million and $17.0 million, respectively. Exclusive of the asset impairment charge, this is a $3.0 million or 18% year over year decrease.

These results reflect customer growth with our wireless products of 20%, as the combined wireless subscribers exceeded 43,000, internet customer growth from 6,500 as of September 30, 1998 to 31,500 as of September 30, 1999 through acquisitions and internal growth in existing and new geographic markets, and the addition of 4,000 new CLEC customers. Operating cash flows and operating income were significantly impacted by a decline in year over year directory assistance call volume, by the start-up costs associated with new products and new market introductions, and by increased phone subsidies due to an increase in the wireless customer growth rate.

OPERATING REVENUES

Total operating revenue increased $2.2 million (13%) and $4.3 million (9%) for the three and nine months ended September 30, 1999 versus 1998, respectively. This was driven primarily by an increase in the network (primarily CLEC) and internet customer growth noted above, wireless customer growth and revenues from other communication services for asset and service fees charged to related parties. The network growth was primarily due to a $0.8 million increase in CLEC revenue and a $1.8 million increase in internet revenue for the nine months ended September 30, 1999 versus 1998. Wireless's total subscriber revenues grew $1.7 million for the nine months ended September 30, 1999 versus the comparable prior year period primarily from access and airtime. This was offset to a large extent by the related phone subsidy increases of $1.2 million over the same periods. In relation to gross sales, phone subsidies in the current year exceeded those of the prior year due to a higher percentage of wireless sales coming from the higher subsidies on digital PCS phones versus analog cellular phones. Through the third quarter 1999, directory assistance operating revenues declined $0.8 million or 8% due to an 18% reduction in call volume partially offset by higher prices associated with the national directory service product.

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


WIRELINE COMMUNICATIONS

Revenues from the Company's wireline operations, which include telephone revenues, CLEC long distance and Internet service revenues, fiber optic network usage and wireline cable revenues, increased $1.9 million or 19% for the three months ended September 30, 1999 versus the comparable 1998 period and $3.4 million or 12% for the nine months ended September 30, 1999 versus 1998. As mentioned above, network revenues hereinafter referred to as "network/CLEC", which include revenues from carrier access, CLEC and long distance, increased $0.5 million for the third quarter 1999 versus 1998 and $1.0 million for the nine months ended September 30, 1999 versus 1998. Again, this is due to significant additions of CLEC business lines in the Company's four markets that were in service throughout 1999. CLEC revenues are expected to increase in future periods due to commencement of CLEC offerings in Lynchburg and
Winchester, VA at the end of the third quarter of 1999 and Charleston and Huntington, West Virginia in the fourth quarter of 1999. Internet increased $1.2 million for the third quarter 1999 versus 1998 and $1.8 million for the nine months ending September 30, 1999 versus 1998 due to internet customer growth from 6,500 at the prior year comparable period end to 31,500 as of September 30, 1999. This is due to internal growth (6,000 customers) and acquisitions (19,000 customers)(Note 6). The Company now provides Internet access services through a local presence in 48 markets. Telephone revenues, which include local service, access and toll services, directory advertising and calling feature revenues were up $0.2 million or 2% for the third quarter 1999 over 1998 and $0.6 million or 3% for the nine month periods ended September 30, 1999 versus 1998 due to growth in telephone access minutes and lines of 7% and 2%, respectively.

WIRELESS COMMUNICATIONS

Wireless communications is comprised of cellular, digital PCS, paging, and voicemail (collectively referred to as wireless herein), other miscellaneous wireless revenues and wireless cable. Revenues from these operations increased $0.1 million or 2% for the three months ended September 30, 1999 versus 1998 and $0.6 million or 6% for the nine months ended September 30, 1999 versus the comparable 1998 period. Excluding the effect of additional phone subsidies from a higher customer growth rate and the change in the product sales mix to a higher percentage of digital PCS phones, this revenue stream was up $0.4 million and $1.4 million for the three and nine months ended September 30, 1999, respectively, versus the prior year comparable periods.

DIRECTORY ASSISTANCE

Directory assistance revenue declined $0.1 million (3%) and $0.8 million (8%) for the three and nine months ended September 30, 1999, respectively, over that of the prior year. Over the three and nine months ended September 30, 1999, call volume declined 17% and 18%, respectively. This was attributable to the impact of call around plans versus traditional directory assistance traffic being handled at our two call centers without sufficient new business to offset the continued base business decline. The year over year volume decline of 17% experienced in the third quarter is an improvement over the second quarter year over year volume decline of 22%. Additionally, while the volume declined 17%, operating revenues declined only 3%. The new national directory assistance offerings are closing the rate of call volume decline from the original contract business and are more rapidly closing the rate of revenue decline as these products involve a higher level of service and price.

OTHER COMMUNICATIONS SERVICES

Other communications services revenues are derived from building and equipment rentals charged to affiliates, sales, installation and maintenance of phone systems, and sales, installation and service of alarm monitoring systems. This revenue stream increased $0.4 million for the third quarter 1999 versus the third quarter of 1998 and $1.1 million for the comparable nine month periods in 1999 and 1998. The Company receives rentals primarily for company owned assets which are being used by the PCS Alliances. These revenues increased $1.0 million in the nine months ended September 30, 1999 versus 1998, primarily due to CFW owned retail store additions and the addition of the WV headquarters facility.

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


OPERATING EXPENSES

Excluding the asset impairment charge of $2.7 million (Note 7) in the third quarter of 1999, operating expenses increased $3.5 million or 31% for the three month period ended September 30, 1999 as compared to the same period in 1998 and increased $7.3 million or 22% for the nine months ended September 30, 1999 versus the 1998 comparable period. Of these increases, approximately 42%
represent  a period  to  period  increase  in the  operating  expenses  from the internet business, almost half of which relate to the operating expenses of NetAccess that was acquired in August 1999 (Note 6). Other significant contributors to the increase in internet operating expenses include operating expenses related to customer acquisitions, access expense and other start-up related costs of bringing on new internet customers and entering new geographic markets. Another significant contributor to the Company's cost escalations in excess of revenue growth is in the network/CLEC business segment. The costs in this business segment rose 114% for the nine months ending September 30, 1999 versus the same prior year period while the related revenues grew 32% over the same period. This is due to start-up costs associated with rapid customer growth and market expansion noted above. To the extent that the networking functions related to both network/CLEC and the internet business segments can be migrated onto Company owned facilities, these costs are being reduced, with further reductions expected in the fourth quarter of 1999 and continuing into 2000. In addition to the network/CLEC and internet operating expense increase, wireless operating expenses increased $0.2 million and $0.9 million for the three and nine months ended September 30, 1999, respectively, which accounts for approximately 16% of the total operating expense increase. This represents an increase in wireless operating expenses as a percent of sales from 51% to 58%. More than 75% of these increases are customer operations related expenses incurred to support the significant customer growth. Finally, directory assistance operating expenses increased $0.4 million for the nine months ending September 30, 1999 versus 1998, despite lower call volumes, due to training and development costs incurred in taking on new national database contracts, start-up costs associated with the new call center opened in Winchester, VA in the second quarter of 1999 and the commencement of new national directory contracts. Finally, depreciation expense accounted for 19% of the total operating expense increase.

MAINTENANCE AND SUPPORT EXPENSE

Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, increased $1.7 million or 62% and $3.2 million or 40% for the three and nine months ended September 30, 1999 versus comparable periods in the prior year. Of the total increase, approximately 90% is the result of network/CLEC and internet maintenance and support expense increases. This is due primarily to increased access and other related costs in support of revenue growth coupled with start-up costs incurred relative to launching CLEC and internet services in new geographic markets and expanding our internet service offerings.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $0.6 million or 22% and $1.4 million or 18% for the three and nine months ended September 30, 1999 versus the comparable period in 1998. This is due to a period to period increase in the property and equipment asset base of approximately 20%, from $147 million as of September 30, 1998 to $176 million as of September 30, 1999. Depreciation as a percent of the related assets decreased nominally, from 5.2% to 5.1% for the respective periods. The property and equipment increase was primarily due to digital switching hardware and other network infrastructure assets and, to a lesser extent, additions supporting back office functions.

In addition to normal depreciation and amortization expenses, the Company recognized a $2.7 million asset impairment charge in the third quarter of 1999 (Note 7).


CUSTOMER OPERATIONS EXPENSE

Customer operations expense, which includes marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services, and directory assistance services increased $0.8 million or 19% and $2.5 million or 21% for the three and nine month periods ended September 30, 1999 versus the same periods of the prior year. Cellular and network/CLEC accounted for $1.9 million of the nine month increase and directory assistance accounted for another $0.6 million. These increases are due largely to growth of support functions, primarily customer care, needed to support customer and revenue growth. As mentioned above, directory assistance incurred start-up costs associated with the new national database services and the new Winchester call center.

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


CORPORATE OPERATIONS EXPENSE

Corporate operations expense, which includes taxes other than income, executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses increased $0.2 million for the nine month period ended September 30, 1999 versus the nine month period ended September 30, 1998. This increase represents a decrease in such costs as a percentage of revenue. This is reflective of favorable claims experience with respect to medical insurance costs and a reduction in earnings performance based incentive compensation.

EQUITY LOSS FROM PCS INVESTEES

The Company's share of losses from the VA and WV PCS Alliances was $2.7 million and $8.0 million for the three and nine months ended September 30, 1999, respectively, versus 1998 losses for the comparable periods of $1.5 million and $3.8 million, respectively.

The Company has a 21% common ownership interest in the VA Alliance. The Company's share of losses from the VA Alliance was $1.3 million and $4.1 million for the three and nine months ended September 30, 1999, respectively. This compares to losses of $1.2 million and $3.4 million for comparable periods in the prior year. The Company expects the VA Alliance losses to begin decreasing in 2000 as it reaches critical mass in customers and revenues necessary to support the capital and operational investments. The VA Alliance ended the third quarter of 1999 with 24,800 customers, an increase of 17,800 customers over the prior year third quarter.

The Company has a 45% common ownership interest in the WV Alliance which commenced operations in the latter part of the third quarter of 1998. The Company experienced losses from the WV Alliance in the three and nine months ended September 30, 1999 of $1.4 million and $3.8 million, respectively. This compares to losses of $0.3 million and $0.4 million for the comparable periods of the prior year. Losses from the WV Alliance are expected to increase as it builds the customer base, recognizes start-up related losses from the operation of the northern corridor of West Virginia which commenced providing services in the second quarter of 1999, and continues its network build-out throughout its license area. The WV Alliance ended the third quarter of 1999 with 5,700 customers, all of which were added in the last 12 months.

OTHER EXPENSES, PRINCIPALLY INTEREST

Other expenses, principally interest increased $0.3 million and $0.6 million for the three and nine month periods ending September 30, 1999, respectively, versus comparable periods in the prior year. This is primarily due to a net increase in borrowings of $10.1 million to support the Company's cash requirements for its investing activities during the nine months ended September 30, 1999, which totaled $23.6 million (versus $11.0 million for the same period in the period year). During this same period, cash provided by operating activities decreased $5.7 million.

INCOME TAXES

Income taxes increased $1.1 million and decreased $1.1 million for the three and nine months ended September 30, 1999 versus 1998, respectively. The increase in the current quarter versus the prior year comparable quarter is due to the non-operating gains totaling $8.3 (Note 6) for the third quarter of 1999 but partially offset by the $2.7 million asset impairment charge (Note 7). The decrease over the comparable nine month period is due primarily to lower pre-tax income for the first nine months of 1999 versus 1998. Additionally, rehabilitation tax credits and job employment credits totaling $0.5 million and a favorable tax treatment of a $0.3 million charitable contribution of an appreciated asset reduced the total 1999 tax expense and effective tax rate. These factors were partially offset by the non-recurring third quarter 1999 activity mentioned above. The effective tax rate for the first nine months of 1999 excluding the tax credits would approximate the tax rate for 1998.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 1999, net cash provided by operating activities was $18.5 million. Principal changes in operating assets and liabilities were as follows: Accounts receivable increased $1.2 million due to the timing of receipts from a significant customer and the overall sales growth. Materials and supplies increased $1.2 million which relates to the increases in digital handset inventories necessary to support the sales growth. Income taxes increased $1.2 million, as the Company went from a taxes receivable position of $0.7 million to a payables position of $0.5 million, primarily due to the non-recurring net gain activity discussed in the income taxes section above.

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


The Company's investing activities for the nine months ended September 30, 1999 included $24.8 million for the purchase of property and equipment, $10.5 million of which is for network plant and equipment additions relating primarily to network/CLEC, internet, switching equipment, network fiber builds and directory assistance digital equipment, $4.9 million which represents the Winchester directory assistance center building and related assets, and $6.8 for computer hardware and software. These investments were necessary for service expansion and enhancements. The Company also invested an additional $3.9 million in the Alliances and received repayments from the Alliances against affiliate advances totaling $4.5 million. Additionally, the Company acquired NetAccess and purchased Internet subscribers for an aggregate price of $7.5 million (Note 6), acquired PCS radio spectrum licenses for $1.3 million, received proceeds from the sale of an investment and a tower property of $7.9 million and $1.6 million (Note 6), respectively.

Net cash provided by financing activities for the nine months ended September 30, 1999 aggregated $5.1 million which primarily represents payment of dividends on outstanding capital stock of $4.5 million, payment on senior notes of $3.6 million and the additional borrowing under lines of credit of $12.9 million.

Funds required for dividends, capital expenditures, interest and debt principal payments, and partnership contributions are expected to be provided from internal sources and borrowings drawn against available credit facilities. The Company has entered into certain guarantee agreements relating to its investment in the Alliances (Note 5). Management anticipates that funds required for additional capital contributions to the Alliances will be provided from increased cash flow resulting from lower estimated tax payments (income tax payments were $0.3 million for the first nine months of 1999) due to the Company recognizing its proportionate share of the tax losses generated by the Alliances, both limited liability companies, cash flows from operations and borrowings under existing lines of credit. The Company has committed lines of credit facilities of $45.0 million in the aggregate and borrowings of $15.7 million under such lines of credit at September 30, 1999.

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

The Company has addressed this issue with a plan which is centered around several key components: (1) system inventory, (2) third party confirmation, (3) internal systems review, (4) compliance implementation, (5) testing and (6) contingency planning. Regarding the first component, the Company completed a comprehensive inventory of all its systems (hardware and software) in July 1998. At the same time, formal communication, through a confirmation process, was initiated with all of the Company's significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to resolve their own year 2000 issues. The Company has received responses from approximately 96% of the confirmations sent and continues to follow-up on non-responses and instances where potential issues were noted. Regarding the third component, the Company has completed a comprehensive review of its computer systems to identify the internal systems that could be impacted by the year 2000 issue. Based on findings from this review, the Company has developed an implementation plan to resolve potential issues and is in the late stage of implementing such a plan. Both the second and third components were further broken down by category of system (network systems, information technology systems and other supporting systems). Significant focal areas are the Company's network/switching related equipment and the corporate billing, customer provisioning and accounting systems. The final components are testing and contingency planning. Testing, where feasible, will span both the internal systems and systems interface with third parties. Contingency planning is necessary in the event that conversion efforts, customer compliance or any other conditions arise that prevent planned critical application upgrades. The Company's year 2000 project is complete in all material respects. There are a few areas where testing is not 100% complete and a few areas where the Company is working through post conversion issues. While the Company does not anticipate any significant problems in these areas, should the Company encounter problems, implementation of any contingency plan could cause the project's cost to be effected.

Based on its findings and assessment to date, the Company has performed certain planned telephone switching software upgrades and computer software and system upgrades, which were performed primarily to better meet the business and growth needs of the Company. The total year 2000 project costs have not been material to the Company's business operations or financial condition. The Company will review and update this estimate through resolution of the remaining issues mentioned above.

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


As noted previously, the Company's year 2000 project is substantially complete. It should be noted that the Company has devoted all resources required to resolve significant year 2000 issues and we believe the items that remain outstanding are not material. However, if the final testing and completion of system conversion issues results in problems not anticipated and contingency plans were to falter, the year 2000 issue could have a material impact on the operations of the Company. Also, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems or costs of upgrades. The material impact on the operations of the Company could include, but not be limited to, interruption of telecommunications services, interruption, error or failure of the Company's customer care services, including customer billing, and failures of the Company's other information systems and other date-sensitive equipment. Such failures could result in substantial customer claims as well as lost revenue due to service interruption, significant delays in the billing process and increased expense associated with stabilizing operations following such failures.

The costs of the program have been based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, compliance by third parties which interact with the Company's systems, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

                 Not applicable

Item 5.  Other Information

                 Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                 (A) Exhibits

                     (27) Financial Data Schedule

                 (B) Reports  on Form 8-K - No  reports  on Form 8-K have  been filed during the quarter ended September 30, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CFW COMMUNICATIONS COMPANY


November 15, 1999            s/J. S. Quarforth
                             ---------------------------------------------
                             J. S. Quarforth, Chairman and Chief Executive
                             Officer








November 15, 1999            s/M. B. Moneymaker
                             ---------------------------------------------
                             M. B. Moneymaker, Vice President and
                             Chief Financial Officer, Treasurer, and Secretary