Form 10-K
period 1999-12-31
CFW COMMUNICATIONS CO
filed 2000-03-30
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

___  (Mark One)
 x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For fiscal year ended December 31, 1999
                      -----------------
                                       OR

---
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ____________________________________

                         Commission file number: 0-16751
                                                ------------

                        CFW COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                            54-1443350
-------------------------------          ----------------------
(State or other jurisdiction of            (I. R. S. employer
 incorporation or organization)          identification number)

P. O. Box 1990, Waynesboro, Virginia                 22980
----------------------------------------        ---------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   540-946-3500
                                                    ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                  Name of Each Exchange on Which Registered
-------------------                  -----------------------------------------
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

         YES   X        NO
            -------       ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2000; $512,858,952. (In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The aggregate market value has been computed based upon the average of the bid and asked prices as of February 28, 2000.)

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class    Common Stock, no par value

Outstanding March 1, 2000 13,062,252 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Information from the following documents has been incorporated by reference in this report:

         --- Annual Report to  Shareholders  for year ended  December 31, 1999 -
             PARTS I AND II

         --- Proxy Statement for 1999 Annual Meeting of Shareholders - PARTS I
             AND III

CFW COMMUNICATIONS COMPANY                                            FORM 10-K


                                     PART I

Item  1.  BUSINESS

                      CFW Communications Company (CFW or the Company) is an integrated communications provider. The Company provides a broad range of products and services to business and residential customers in Virginia, West Virginia, Kentucky and Tennessee. These communications products and services include digital personal communications services (PCS), dial-up Internet access, high-speed data services such as Digital Subscriber Line (DSL) and dedicated service, local telephone, competitive local telephone services (CLEC) to businesses, long distance, analog cellular, paging, wireless and wireline cable television, directory assistance, competitive access, and alarm monitoring services.

                      The Company's strategy is to be a regional, integrated provider of communications products and services to customers within an expanding service area. The Company has implemented this strategy through acquisitions, investments in spectrum licenses and internal growth through capital investment. In addition, the Company has leveraged its existing switching platform and fiber optic network by providing several services which utilize these assets such as long distance directory assistance, long distance services, cable television, local Internet access, and various enhanced services such as Call Waiting and Caller Identification. These activities continue to contribute to growth in the Company's operating revenues. In addition to these activities, the Company has commenced offering CLEC to businesses and DSL Internet service in eight markets within Virginia and West Virginia. The Company will further expand its operations base and its service offerings in Virginia and West Virginia in 2000.

                      The Company provides wireline services such as local exchange and telephone service to customers in the cities of Waynesboro, Clifton Forge and Covington, Virginia, and the surrounding counties, and maintains approximately 37,900 access lines in these service territories. The Company is a certified local exchange carrier in Virginia, West Virginia and Tennessee and, with interconnection agreements in place with three incumbent local telephone providers (Bell Atlantic, GTE and Sprint), the Company commenced providing competitive local telephone services to businesses in Charlottesville, Harrisonburg and Staunton, Virginia in late 1998. In late 1999, the Company expanded this service offering to Lexington, Lynchburg and Winchester, Virginia and Huntington and Charleston, West Virginia.

                      In addition to its local telephone operations, the Company owns and operates over 500 miles of fiber optic cable in western and central Virginia. This fiber is connected to and is a part of a fiber network managed by ValleyNet, in which the Company is a partner using state-of-the-art electronics, thus establishing a regional backbone for the rapid deployment of broadband services beyond traditional franchise boundaries. Additionally, ValleyNet's fiber network is connected to Carolina FiberNet and, in 1998, the ValleyNet network was expanded to connect to the AEP Communications network. This contiguous network serves ten states and represents 5,000 miles of fiber cable. CFW also leases capacity on this network to long distance carriers and provides private network facilities and local Internet

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                      access. Continued expansion and enhancement of the network infrastructure will facilitate the Company's ability to further control its network operating costs in its CLEC, Internet, and PCS businesses in an expanding region. In March 2000, the company exchanged excess fiber capacity in its fiber network in Virginia for an additional 261 miles of fiber optic cable that extends its fiber network from Roanoke, Virginia to Charleston, Beckley and Bluefield, West Virginia. In addition, in the second quarter of 2000, the Company anticipates completion of an additional 500 miles of fiber optic cable interconnecting the cities of
                      Lynchburg,    Winchester,   Danville   and   Martinsville,
                      Virginia.

                      The Company's Internet business services nearly 45,200 customers in 50 markets in Virginia, West Virginia, Tennessee and North Carolina. This expansion has occurred through acquisitions and internal growth. The Company had two primary acquisitions in 1999. In August, the Company acquired NetAccess, Inc. (Net Access) for approximately $6.0 million. This acquisition added 13,500 subscribers in 18 markets. In October, the Company acquired substantially all of the assets of Cornerstone Networks, Inc. (Cornerstone) for $4.5 million and formed CFW Cornerstone, Inc. (CFW Cornerstone). This acquisition added 9,000 subscribers in 4 markets. The Company acquired assets of three other Internet Service Providers (ISP) for a total of $1.9 million. These acquisitions increased the
                      Company's  Internet  customers by 6,600  subscribers.  See
                      Note 6 to the Company's Consolidated Financial Statements as found on page 27 of the Annual Report of CFW to its Shareholders for the year ended December 31, 1999 which is incorporated herein by reference.

                      The Company provides wireline cable services to 7,200 customers in Alleghany County, Virginia. During 1996, the Company completed the rebuild and expansion of this wireline system to a state-of-the-art hybrid fiber coaxial
                      (HFC) network with 750 MHz of capacity. This upgrade provides better signal quality, expands the number of channels and includes additional premium channels. This HFC network provides the infrastructure to support high-speed modems for service such as Internet and provides the Company a platform to support voice, data and video over a single wireline network.

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

                      The Company has a 21% common ownership interest in Virginia PCS Alliance, L.C. (VA Alliance), a provider of PCS serving a 1.6 million populated area in central and western Virginia which commenced providing service in late 1997. In addition to the interest in the VA Alliance, the Company also has a 45% common ownership interest in the West Virginia PCS Alliance, L.C. (WV Alliance), a provider of PCS serving a 2.0 million populated area in West

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                      Virginia and eastern Kentucky, southwestern Virginia and eastern Ohio. WV Alliance commenced providing PCS services in late 1998. Finally, the Company has controlling interests in additional PCS licenses covering an additional 1.8 million populated area. The total aggregate population covered by all PCS licenses owned by the Company is approximately 5.4 million. Additional information regarding these PCS investments is included in
                      Note 3 to the Company's Consolidated Financial Statements as found on page 25 of the Annual Report of CFW to its Shareholders for the year ended December 31, 1999 which is incorporated herein by reference.

                      The Company owns and operates wireless cable systems in the Charlottesville, Shenandoah Valley and Richmond, Virginia markets. These systems currently provide wireless cable service to approximately 11,100 customers. The
                      Company provides high-speed Internet service in the Charlottesville market utilizing the wireless cable spectrum.

                      CFW provides third-party operator-based directory information services to customers of several communications companies as well as to other business customers. The Company currently handles more than 180,000 requests per average business day and provides employment for approximately 400 directory assistance personnel. The Company's largest directory assistance customer is AT&T which accounts for 86% of total directory assistance revenues, down from 94% in the prior year. A new multi-year contract with AT&T commenced in January 2000. During 1998, the Company invested in a national database provider and, in late 1998, began offering national directory assistance services. Prior to June 1999, the Company had two operational calling centers dedicated to these operations. During 1998 the Company purchased a historically significant building in downtown Winchester, Virginia which was renovated into a third calling center and opened in June 1999. This additional center can accommodate approximately 110 directory assistance operator personnel. This facility provides additional capacity and can be used to provide directory assistance and call completion for other telecommunication companies.

                      The Company provides other communications services such as alarm installation and monitoring, billing and collection services to long distance carriers within the Company's local telephone exchange, and a regional telephone directory that is used by both its customers and customers in neighboring local exchanges.

                      The percentage of total sales contributed by each class of service is as follows:

                                                       1999      1998     1997
                                                       ----      ----     ----

                      Wireline communications          59.8%     56.4%    58.4%
                      Wireless communications          18.4%     19.8%    19.9%
                      Directory assistance             16.4%     19.4%    17.9%
                      Other communications services     5.4%      4.4%     3.8%

                      Construction materials and equipment are furnished from dependable suppliers. Delivery of materials and equipment is being made on normal schedules. Programs have been initiated by the registrant to conserve fuel and energy. Regulations published by the Federal Energy Office give high priority to telephone companies in the allocation of fuel in the event of a shortage.

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                      CFW Telephone Inc., a wholly-owned subsidiary, holds a Certificate of Public Convenience and Necessity granted by the State Corporation Commission of Virginia to provide telephone services in its certificated area. CFW Telephone Inc. also holds franchises granted by the cities of Clifton Forge, Covington and Waynesboro which expire in 2021 and the town of Iron Gate which expires in 2024. These franchises grant CFW Telephone Inc. the right to place its poles and wires in the respective jurisdictions. Historically, CFW Telephone Inc. has not had significant competition from other providers over its core services. However, due to the Telecommunications Act of 1996
                      (discussed further below) and, due to wireless technological advances, the Company may be subject to greater competition in the future.

                      CFW Network Inc., a wholly-owned subsidiary, operates a fiber optic network which is unique to the area it serves. It holds a Certificate of Public Convenience and Necessity to provide interexchange services anywhere within the Commonwealth of Virginia and in 1996 was granted a Certificate of Public Convenience and Necessity to provide competitive local exchange services in eleven counties and ten cities in Virginia. In 1999, this certification was extended to include the entire Commonwealth of Virginia. The Company competes with other local telephone companies. With respect to its carrier services business, competition may occur in the future in the event service providers build network facilities. In addition to CLEC and carrier services, CFW Network Inc. is also an Internet service provider (ISP) in 28 markets in Virginia.

                      As mentioned above, the Company acquired Net Access and acquired substantially all of the assets of Cornerstone, both of which provide dial-up and dedicated Internet access, and high-speed access (through DSL and ISDN technologies). In addition to being an ISP, Net Access also operates as a CLEC through its wholly-owned subsidiary, NA Communications, Inc. NA Communications, Inc. is certified in certain parts of Southern Virginia and Tennessee.

                      Through its wholly-owned subsidiaries providing Internet services, the Company is an ISP in 50 markets throughout Virginia, West Virginia and parts of Tennessee and North Carolina.

                      CFW Cable of Virginia Inc., a wholly-owned subsidiary, provides cable television service in primarily the same franchised area as CFW Telephone Inc. provides local telephone service in the Clifton Forge and Covington area. Over-the-air broadcasting, direct broadcast satellite service and other satellite-based services compete with the Company's wireline cable system.

                      CFW Wireless Inc. (CFW Wireless), a wholly-owned subsidiary, provides analog cellular and digital PCS services in Virginia RSA6. CFW Wireless competes with another cellular provider in Virginia RSA6 and also with PCS providers. In 1998, the Company initiated filings with

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                      the state of West Virginia to obtain certifications necessary to provide CLEC services similar to those granted to CFW Network Inc. for our Virginia CLEC offering. Approval of these certificates in West Virginia was granted in January 1999 and allows CFW Wireless to provide CLEC services throughout the entire state. Additionally, CFW Wireless obtained certification to provide interexchange telecommunications resale services. This certification allows the Company to provide long distance services in West Virginia. Finally, CFW Wireless is an ISP in West Virginia, servicing 6,000 subscribers.

                      The VA Alliance offers PCS, a 100% digital wireless technology, throughout central and western Virginia. The WV Alliance commenced providing PCS services in 1998 in Charleston and Huntington, West Virginia and their surrounding communities and, in the second quarter of 1999, expanded into the northern corridor, which includes the cities of Clarksburg, Fairmont, and Morgantown, West Virginia. PCS provides higher voice quality, longer battery life, text messaging and more enhanced features than cellular. PCS will initially compete with local telephone and cellular providers through fixed wireline replacement and mobility services.

                      CFW Cable Inc., a wholly-owned subsidiary holds FCC licenses and lease arrangements with FCC licensees to provide wireless cable service in the Lynchburg and Winchester, Virginia markets and the Martinsburg, West Virginia market, in addition to the Shenandoah Valley, Charlottesville, and Richmond, Virginia markets which the company currently serves. Conventional cable television service and over-the-air-broadcasting, direct broadcast satellite service and other satellite-based services compete with the Company's wireless cable television operations. Acquisitions of MMDS spectrum by Sprint Corp. and MCI WorldCom are expected to accelerate development of digital equipment for high-speed digital data, and possibly voice, applications. Such high-speed applications are expected to add further competition.

                      Financial information about industry segments required by this item is incorporated herein by reference to Note 2 of the Notes to Consolidated Financial Statements found on pages 23 through 25 in the Annual Report of CFW Communications Company to its Shareholders for the year ended December 31, 1999.

                      In early 1996, Congress passed the Telecommunications Act of 1996, aimed at increasing competition in telecommunications services such as local telephone, cable and long distance. The Company has developed a strategic plan to capitalize on these opportunities and, as previously stated, is now certified by the Virginia State Corporation Commission to provide local telephone services throughout Virginia. Additionally, the Company is certified as a CLEC in West Virginia and Tennessee.

                      Seasonal effect on the business is not material; however, directory assistance calling volume and roaming traffic is typically higher in the summer months. No extended payment terms are made to customers. Orders for installation of services are being filled on a current basis. No material part of the business is done with the Government. Research and development is performed by the registrant's suppliers. For the years ended December 31, 1999, 1998 and

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                      1997, AT&T accounted for 20%, 28% and 34%, respectively, of the registrant's consolidated revenues. These revenues primarily consisted of carrier access charges for long distance services, billing and collection services and directory assistance.

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

                      The Company employs 1,062 regular full-time and part-time persons.

                      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

                      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that these forward-looking statements and any other forward-looking statements made by the Company are based on a number of assumptions, estimates and projections including but not limited to, continuation of economic growth and demand for wireless and wireline communications services; continuation of current level of services for certain material customers; reform initiatives being considered by the FCC being relatively revenue neutral; significant competition in the Company's telephone service area not emerging in 2000; the impact on capital requirements and earnings from new business opportunities and expansion into new markets and anticipated competitive activity not being greater than anticipated; and the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                      EXECUTIVE OFFICERS OF THE COMPANY

                                  Name                                      Office                             Age
                      ----------------------------- -------------------------------------------------------- --------
                      J. W. Brownlee                Vice President- Virginia Operations                        59
                      W. C. Catlett                 Vice President- Strategy and Business Development          40
                      D. E. Lowe                    President- West Virginia Operations                        58
                      D. R. Maccarelli              President- Virginia Operations                             47
                      M. B. Moneymaker              Vice President and Chief Financial Officer, Treasurer      42
                                                    and Secretary
                      D. M. Persing                 Senior Vice President                                      48
                      J. S. Quarforth               Chairman of the Board and Chief Executive Officer          45
                      C. A. Rosberg                 President and Chief Operating Officer                      47

                      Information for Mr. Quarforth and Mr. Rosberg is included under the heading "Election of Directors" in the Proxy

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                      Statement of the registrant for its 1999 Annual Meeting of Shareholders which is incorporated herein by reference.

                      Mr. Brownlee became Vice President- Virginia Operations in 1999 after serving as Vice President and Chief Operating Officer - Wireline since January 1997. From January 1989 to December 1996, he served as Vice President - Telephone Operations. Previously he served as Outside Plant Engineering and Construction Manager from October 1978 until January 1989.

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

                      Mr. Maccarelli became President of Virginia Operations in July 1999. From January 1994 to June 1999 he served as Senior Vice President. From January 1993 to December 1993, he served as Vice President - Network Services. From June 1974 to December 1992 he held numerous leadership positions with Bell Atlantic. These positions encompassed operations, engineering, regulatory and business development.

                      Mr. Moneymaker became Vice President and Chief Financial Officer, Treasurer and Secretary in January 1999. From October 1995 to December 1998 he served as Vice President of Finance. Previously, he was a Senior Manager for Ernst and Young from October 1989 until October 1995.

                      Ms. Persing became Senior Vice President in January 1999. From May 1998 to December 1998 she served as Vice President- Human Resources. From December 1995 to March 1998, she was employed by PrimeCo Personal Communications as Vice President of Customer Care. From June 1974 to January 1994, she held numerous leadership positions with AT&T. These positions encompassed customer care, directory assistance, human resources, network engineering, software development and large project management. From August 1994 to November 1995, she served as operations manager for CFW's directory assistance operation.

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

Item  2.  PROPERTIES

                      The Company owns its four exchange buildings and all equipment therein in the cities of Clifton Forge, Covington and Waynesboro and the rural community of Potts Creek. The Company also owns a plant service center building located approximately one mile from the Waynesboro and Covington exchange buildings. The Company owns its corporate headquarters building located in Waynesboro, Virginia. Additionally, the Company owns two 15,700 square feet directory service centers, one located in Clifton Forge, Virginia and the other located in Waynesboro, Virginia. The Company owns a 14,400 square foot building located adjacent to its directory service center in Waynesboro, Virginia for purposes of housing its main PCS operations. In 1998, the Company completed construction of a 31,000 square foot building located adjacent to its main PCS operations building for purposes of housing its integrated customer care facilities. In addition, in 1998 the Company completed construction of a 6,400 square foot retail store located in Waynesboro, Virginia. All buildings are of masonry construction and are in good condition. In 1998, the Company acquired a 33,000 square foot building located in Winchester, Virginia. Approximately 17,500 square feet has been renovated and is being used as our third directory assistance call center. The remaining square footage, which has not been renovated, is available for directory assistance and other expansion needs.

Item  3.  LEGAL PROCEEDINGS

                      None.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      There were no matters submitted to a vote of security holders during the quarter ending December 31, 1999.

                                     PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                      The Common Stock of the Company is listed in the NASDAQ National Market. The number of registered shareholders totaled 2,977 as of December 31, 1999, a decrease of 21 since December 31, 1998. The range of stock prices for the two most recent fiscal years is included in a table under the heading "Quarterly Review" on Page 38 of the Annual Report of CFW Communications Company to its shareholders for the year ended December 31, 1999 and is incorporated herein by reference. The regular cash dividend paid for each quarter of 1999 and 1998 was $0.11475 and $0.10875, respectively, totaling $0.459 and $0.435 for the respective years.

Item  6.  SELECTED FINANCIAL DATA

                      The information included under the heading "Selected Financial Data and Five Year Growth Comparison" on Page 39 of the Annual Report of CFW Communications Company to its Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      The "Management's Discussion and Analysis" found on Pages 33 through 37 of the Annual Report of CFW Communications Company to its Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                      The Company has not entered into financial instruments that subject the Company to material market risk. Financial instruments in which the Company holds are disclosed in Notes 4 and 5 to the Company's Consolidated Financial Statements as found on pages 26 and 27 of the Annual Report of CFW to its Shareholders for the year ended December 31, 1999 and is incorporated herein by reference.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Information required by this item is incorporated herein by reference to the Annual Report of CFW Communications Company to its Shareholders for the year ended December 31, 1999 as follows:

                      Financial statements and Independent Auditor's Report found on Pages 16 through 32.

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

Item 11.  EXECUTIVE COMPENSATION

                      The information included under the heading "Summary Compensation Tables" in the definitive Proxy Statement of the registrant for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      The information included under the headings "Election of Directors" and "Related Transactions" in the definitive Proxy Statement of the registrant for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                      The information included under the headings "Election of Directors" and "Related Transactions" in the definitive Proxy Statement of the registrant for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1.      Financial Statements

              The following financial statements of CFW Communications Company are incorporated by reference in Part II, Item 8 of this FORM 10-K:

              Consolidated Balance Sheets at December 31, 1999 and 1998.

              Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997.

              Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

              Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997.

              Notes to Consolidated Financial Statements.

              Independent Auditor's Report.

      2.      Schedules

              Financial information of subsidiaries not consolidated and 50 percent or less owned entities.

                (a) The following financial statements of Virginia PCS Alliances, L.C. are incorporated as Exhibit 99 of this FORM 10-K:

                        Balance Sheets at December 31, 1999 and 1998.

                        Statements of Operations for the years ended December 31, 1999 and 1998.

                        Statements of Cash Flows for the years ended December 31, 1999 and 1998.

                        Statements of Members' Equity (deficit) for the years ended December 31, 1999 and 1998.

                        Notes to Financial Statements.

                        Independent Auditor's Report.


                (b) The following financial statements of West Virginia PCS Alliances, L.C. are incorporated as Exhibit 99 of this FORM 10-K:

                        Balance Sheets at December 31, 1999 and 1998.

                        Statements of Operations for the years ended December 31, 1999 and 1998.

                        Statements of Cash Flows for the years ended December 31, 1999 and 1998.

                        Statements of Members' Equity (deficit) for the years ended December 31, 1999 and 1998.

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                        Notes to Financial Statements.

                        Independent Auditor's Report.

      3.      Exhibits

                (3.1) Articles of Incorporation are incorporated herein by reference to Form 10-K, Exhibit 3, of CFW Communications Company for the year ended December 31, 1995.

                (3.1.1) Amendment   to  the   Articles   of   Incorporation   is
                        incorporated by reference to Form 10-K, Exhibit 3, of CFW Communications Company for the year ended December 31, 1997.

                (3.2)   Amended  and  Restated  Bylaws  of  CFW   Communications
                        Company are filed herewith.

                (4) Rights Agreement dated as of February 26, 2000 is incorporated herein by reference to the Form 8-A,
                        Exhibit 4 dated February 29, 2000.

                (10.1) The previously filed 1997 Stock Compensation Plan, Non-Employee Directors' Stock Option Plan and 1997 Employee Stock Purchase Plan are hereby incorporated by reference to the Company's Registration Statement on Forms S-8. (Regis. Nos. 333-40753, 333-40751 and
                        333-45593, respectively). The previously filed 1988 Stock Option Plan is incorporated herein by reference to the Company's Registration Statement on Form S-4. (Regis. No. 33-20201) Annex IV.*

                (10.2) Form of Letter Amending the 1997 Stock Compensation Plan of CFW Communications Company is filed herewith.

                (10.3) Amendment to the Executive Supplemental Retirement Plan of CFW Communications Company is filed herewith.

                (10.4)  Form  of   Management   Continuity   Agreement   of  CFW
                        Communications Company is filed herewith.

                (13) Annual Report of CFW Communications Company to its shareholders for the year ended December 31, 1999 (See
                        Note 1).

                (21)    Subsidiaries of the registrant.

                (23)    Consent of McGladrey & Pullen, LLP.

                (27)    Financial  Data Schedule for the year ended December 31,
                        1999.

                (99) Financial Statements of Virginia PCS Alliances, L.C. and for West Virginia PCS Alliances, L.C. for the year ended December 31, 1999.

               Note 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the Annual Report shall not be deemed "filed" as part of this Form 10-K.

                   * Compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 14 Form 10-K.

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

   (b) Reports on Form 8-K.

              There were no reports on Form 8-K for the three months ended December 31, 1999.

CFW COMMUNICATIONS COMPANY                                            FORM 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CFW COMMUNICATIONS COMPANY
Dated:  March 30, 2000
                                          By    s/ J. S. Quarforth
                                            -------------------------
                                                   J. S. Quarforth, Chairman
                                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                  Chairman and
   s/ J. S. Quarforth             Chief Executive Officer,
---------------------------       and Director                    March 30, 2000
      J. S. Quarforth

                                  President,
   s/ C. A. Rosberg               Chief Operating Officer,
---------------------------       and Director                    March 30, 2000
      C. A. Rosberg

   s/ P. H. Arnold                Director                        March 30, 2000
---------------------------
      P. H. Arnold

   s/ W. W. Gibbs, V              Director                        March 30, 2000
---------------------------
      W. W. Gibbs, V

   s/ J. B. Mitchell, Sr.         Director                        March 30, 2000
---------------------------
      J. B. Mitchell, Sr.

   s/ C. W. McNeely, III          Director                        March 30, 2000
---------------------------
      C. W. McNeely, III

   s/ J. N. Neff                  Director                        March 30, 2000
---------------------------
      J. N. Neff

   s/ R. S. Yeago, Jr.            Director                        March 30, 2000
---------------------------
      R. S. Yeago, Jr.

                                  Vice President and
   s/ M. B. Moneymaker            Chief Financial Officer,
-----------------------           Treasurer and Secretary         March 30, 2000
      M. B. Moneymaker