Form 10-Q
period 2000-03-31
CFW COMMUNICATIONS CO
filed 2000-05-15
CIK 829676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   March 31, 2000        Commission File No.    0-16751
                      -------------------                         -------------

                           CFW COMMUNICATIONS COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                           54-1443350
-------------------------------------------------------------------------------
(State or other  jurisdiction of                           (I R S employer
incorporation or organization)                             identification no.)


P. O. Box 1990, Waynesboro, Virginia                                 22980
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)


Registrant's telephone number, including area code          540-946-3500
                                                   ----------------------------

                                      None
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes x   No
                                       ---
                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class    COMMON STOCK, NO PAR VALUE        Outstanding 5/15/00     13,094,429
         --------------------------

                           CFW COMMUNICATIONS COMPANY


                                    I N D E X



                                                                          Page
                                                                         Number
                                                                         ------

PART I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets, March 31, 2000
         and December 31, 1999                                              3-4

         Condensed Consolidated Statements of Income, Three Months
         Ended March 31, 2000 and 1999                                        5

         Condensed Consolidated Statements of Cash Flows,
         Three Months Ended March 31, 2000 and 1999                           6


         Condensed Consolidated Statements of Shareholders'
         Equity, Three Months Ended March 31, 2000 and
         Each of the Calendar Quarters in the Year
         Ended December 31, 1999                                              7

         Notes to Condensed Consolidated Financial Statements               8-9


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    10-14

PART II. OTHER INFORMATION                                                   15


SIGNATURES                                                                16-17

                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets



                                                                                March 31, 2000
                                                                                    (Unaudited)              December 31, 1999
                                                                                ---------------------       --------------------
ASSETS

Current Assets
     Cash and cash equivalents                                             $              311,294     $               198,540
     Accounts receivable, net of allowance of $1.3 million ($1.1 million
       in 1999)                                                                        14,091,119                  13,822,010
     Receivable from affiliates                                                         5,840,873                   3,824,585
     Materials and supplies                                                               959,837                     955,381
     Prepaid expenses and other                                                           882,282                     572,339
     Income tax receivable                                                                      -                   2,002,572
                                                                                ---------------------       --------------------

                                                                                       22,085,405                  21,375,427
                                                                                ---------------------       --------------------

Securities and Investments                                                             36,948,610                  39,109,476
                                                                                ---------------------       --------------------

Property and Equipment
     Land and building                                                                 23,821,944                  23,526,095
     Network plant and equipment                                                      112,987,324                 108,449,567
     Furniture, fixtures and other equipment                                           29,861,999                  28,170,261
     Radio spectrum licenses                                                           15,478,079                  15,478,079
                                                                                ---------------------       --------------------
         Total in service                                                             182,149,346                 175,624,002
     Under construction                                                                 8,910,487                   9,535,642
                                                                                ---------------------       --------------------

                                                                                      191,059,833                 185,159,644
     Less accumulated depreciation                                                     61,912,222                  59,278,974
                                                                                ---------------------       --------------------

                                                                                      129,147,611                 125,880,670
                                                                                ---------------------       --------------------
Other Assets
     Cost in excess of net assets of business acquired, less accumulated
       amortization of $2.9 million ($2.4 million in 1999)                             23,955,931                  23,411,894
     Deferred charges                                                                     606,233                     359,294
     Radio spectrum licenses and license deposits                                       7,864,963                   7,864,836
                                                                                ---------------------       --------------------

                                                                                       32,427,127                  31,636,024
                                                                                ---------------------       --------------------


                                                                           $          220,608,753     $           218,001,597
                                                                                =====================       ====================


See Notes to Condensed Consolidated Financial Statements.

                           CFW COMMUNICATIONS COMPANY

                      Condensed Consolidated Balance Sheets


                                                                         March 31, 2000           December 31,
                                                                          (unaudited)                 1999
                                                                       -------------------     --------------------
Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable                                               $          8,600,580    $           9,809,268
     Customers' deposits                                                         502,691                  448,995
     Advance billings                                                          2,827,413                2,677,044
     Accrued payroll                                                             890,051                1,156,120
     Accrued interest                                                             68,565                  280,151
     Other accrued liabilities                                                 4,073,400                2,888,530
     Accrued income taxes payable                                              1,308,389                        -
     Deferred revenue                                                          1,624,197                1,835,694
                                                                       -------------------     --------------------

                                                                              19,895,286               19,095,802
                                                                       -------------------     --------------------

Long-Term Debt                                                                44,361,556               37,684,783
                                                                       -------------------     --------------------

Long-term Liabilities
     Deferred income taxes                                                    27,684,291               31,604,744
     Retirement benefits                                                      11,155,246               10,854,052
     Other                                                                     2,961,360                  797,175
                                                                       -------------------     --------------------

                                                                              41,800,897               43,255,971
                                                                       -------------------     --------------------

Minority Interests                                                             1,846,800                1,781,241
                                                                       -------------------     --------------------

Commitments

Shareholders' Equity
     Preferred stock, no par                                                           -                        -
     Common stock, no par                                                     44,325,492               43,943,136
     Retained earnings                                                        48,932,293               50,385,117
     Unrealized gain on securities available for sale, net                    19,446,429               21,855,547
                                                                       -------------------     --------------------

                                                                             112,704,214              116,183,800
                                                                       -------------------     --------------------


                                                                    $        220,608,753    $         218,001,597
                                                                       ===================     ====================


See Notes to Condensed Consolidated Financial Statements.

                           CFW COMMUNICATIONS COMPANY

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                              -------------------------------------------
                                                                                  March 31,                March 31,
                                                                                     2000                     1999
                                                                              -------------------       -----------------
Operating Revenues
     Wireline communications                                               $       13,875,111     $           9,802,114
     Wireless communications                                                        3,512,581                 3,297,940
     Directory assistance                                                           3,332,289                 2,873,508
     Other communications services                                                    855,890                 1,044,065
                                                                              -------------------       -----------------

                                                                                   21,575,871                17,017,627
                                                                              -------------------       -----------------

Operating Expenses
     Maintenance and support                                                        5,877,059                 3,296,103
     Depreciation and amortization                                                  3,705,681                 2,810,792
     Customer operations                                                            5,361,216                 4,567,246
     Corporate operations                                                           2,358,927                 1,650,033
                                                                              -------------------       -----------------

                                                                                   17,302,883                12,324,174
                                                                              -------------------       -----------------

Operating Income                                                                    4,272,988                 4,693,453

Other Income (Expenses)
     Other expenses, principally interest                                            (481,810)                 (212,462)
     Equity loss from PCS investees
         VA PCS Alliance                                                           (1,523,498)               (1,358,824)
         WV PCS Alliance                                                           (2,144,016)                 (972,350)
     Equity income from other wireless investees                                       42,000                    53,007
                                                                              -------------------       -----------------

                                                                                      165,664                 2,202,824

Income Taxes                                                                           44,132                   774,083
                                                                              -------------------       -----------------

                                                                                      121,532                 1,428,741

Minority Interests                                                                    (73,122)                  (89,015)
                                                                              -------------------       -----------------

Net Income                                                                 $           48,410     $           1,339,726
-------------------------------------------------------------------------- -- ------------------- ----- -----------------

Net income per common share - basic                                        $            0.004     $               0.103
Net income per common share - diluted                                      $            0.004     $               0.102

Average shares outstanding - basic                                                 13,066,950                13,021,737
Average shares outstanding - diluted                                               13,295,947                13,087,864
-------------------------------------------------------------------------- -- ------------------- ----- -----------------

Cash dividends per share                                                   $          0.11475     $             0.11475
-------------------------------------------------------------------------- -- ------------------- ----- -----------------

See Notes to Condensed Consolidated Financial Statements.

                           CFW COMMUNICATIONS COMPANY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                         -------------------------------------------
                                                                                              March 31,                March 31,
                                                                                                2000                      1999
                                                                                         --------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $              48,410    $           1,339,726
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation                                                                                3,244,512                2,654,018
     Amortization                                                                                  461,169                  156,774
     Deferred taxes                                                                             (2,386,662)                 603,652
     Retirement benefits                                                                           301,194                  314,610
     Equity loss from PCS Alliances                                                              3,667,514                2,331,174
     Minority interests, net of distributions                                                       65,559                  (18,246)
     Other                                                                                        (798,122)                 (62,461)
Changes in assets and liabilities from operations:
     Increase in accounts receivable                                                              (199,821)              (1,061,507)
     Increase in materials and supplies                                                             (4,456)                (224,164)
     Increase in other current assets                                                             (309,943)                (116,840)
     Changes in income taxes                                                                     3,310,961                  170,232
     Increase (decrease) in accounts payable                                                    (1,458,643)                 828,678
     Decrease in other accrued liabilities                                                        (434,180)                (718,347)
     Increase in other current liabilities                                                         204,065                   62,501
                                                                                         --------------------      -----------------

Net cash provided by operating activities                                                        5,711,557                6,259,800
                                                                                         --------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                             (7,687,545)              (9,633,002)
Purchase of PCS licenses                                                                             -                      (54,441)
Investments in PCS alliances                                                                    (3,892,138)              (3,892,138)
Repayments from (advances to) PCS Alliances                                                     (2,016,288)               2,377,280
Proceeds from sale of towers                                                                     3,200,000                    -
Acquisition of Internet company and subscribers                                                   (747,314)                (905,447)
Deposit on radio spectrum licenses, net                                                           (100,000)              (1,601,615)
Maturities and distributions from other investments                                                 86,587                   50,556
                                                                                         --------------------      -----------------

Net cash used in investing activities                                                          (11,156,698)             (13,658,807)
                                                                                         --------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends                                                                                  (1,501,234)              (1,495,905)
Payments on senior notes                                                                       (12,727,272)              (3,636,364)
Additional borrowing on lines of credit, net                                                    19,404,045               12,455,516
Net proceeds from exercise of stock options                                                        382,356                   75,022
                                                                                         --------------------      -----------------

Net cash provided by financing activities                                                        5,557,895                7,398,269
                                                                                         --------------------      -----------------

Increase (decrease) in cash and cash equivalents                                                   112,754                     (738)

Cash and cash equivalents:
Beginning                                                                                          198,540                   42,890
                                                                                         --------------------      -----------------

Ending                                                                               $             311,294    $              42,152
                                                                                         ====================      =================

See Notes to Condensed Consolidated Financial Statements.

                           CFW COMMUNICATIONS COMPANY

            Condensed Consolidated Statement of Shareholders' Equity


                                                                                                   Accumulated
                                                                                                     Other                 Total
                                                                                    Retained      Comprehensive        Shareholders'
                                                    Common Stock                    Earnings         Income                Equity
                                              Shares            Amount
                                          ---------------    --------------      -------------    ------------    ------------------
Balance, December 31, 1998                   13,016,988   $    43,527,636   $      49,882,849    $          -      $     93,410,485

Comprehensive income:
     Net Income                                                                     1,339,726
     Unrealized gain on securities
     available for sale, net of $1.0
     million of deferred tax obligation                                                             1,580,294
     Comprehensive income                                                                                                 2,920,020
Cash dividends                                                                     (1,495,905)                           (1,495,905)
Stock options exercised, net                     19,428            75,022                                                    75,022
                                          ---------------    --------------      ---------------  ------------    ------------------

Balance, March 31, 1999                      13,036,416        43,602,658          49,726,670       1,580,294            94,909,622

Comprehensive income:
     Net Income                                                                     1,295,108
     Unrealized gain on securities
     available for sale, net of $1.7
     million of deferred tax obligation                                                             2,719,995
     Comprehensive income                                                                                                 4,015,103
Cash dividends                                                                     (1,498,100)                           (1,498,100)
Stock options exercised, net                      5,663            76,737                                                    76,737
                                          ---------------    --------------      ---------------  ------------    ------------------

Balance, June 30, 1999                       13,042,079        43,679,395          49,523,678       4,300,289            97,503,362

Comprehensive income:
     Net Income                                                                     4,377,425
     Reversal of unrealized gain on
     securities sold, net of $2.6
     million of deferred tax obligation                                                            (4,300,289)
     Comprehensive income                                                                                                    77,136
Cash dividends                                                                     (1,498,024)                           (1,498,024)
Stock options exercised, net                     11,000           210,875                                                   210,875
                                          ---------------    --------------      ---------------  ------------    ------------------

Balance, September 30, 1999                  13,053,079        43,890,270          52,403,079               -            96,293,349

Comprehensive income:
     Net Income                                                                      (519,601)
     Unrealized gain on securities
     available for sale, net of $14.0
     million of deferred tax obligation                                                            21,855,547
     Comprehensive income                                                                                                21,335,946
Cash dividends                                                                     (1,498,361)                           (1,498,361)
Stock options exercised, net                      7,307            52,866                                                    52,866
                                          ---------------    --------------      ---------------  ------------    ------------------

Balance, December 31, 1999                   13,060,386        43,943,136          50,385,117      21,855,547           116,183,800

Comprehensive income:
     Net Income                                                                        48,410
     Unrealized loss on securities
       available for sale, net of $1.0
       million deferred tax benefit                                                                (2,409,118)
     Comprehensive income                                                                                                (2,360,708)
Cash dividends                                                                     (1,501,234)                           (1,501,234)
Stock options exercised, net                     34,043           382,356                                                   382,356
                                          ---------------    --------------      ---------------  -------------    -----------------

Balance, March 31, 2000                      13,094,429   $    44,325,492   $      48,932,293    $ 19,446,429      $    112,704,214
                                          ===============    ==============      ===============  =============    =================

See Notes to Condensed Consolidated Financial Statements.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements




(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1999, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999 and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

        Certain  amounts  on the  prior  year  financial  statements  have  been
        reclassified,   with  no  effect  on  net   income,   to  conform   with
        classifications adopted in 2000.


(2) The Company has six primary business segments which have separable management focus and infrastructures and that offer different products and services. These segments are described in more detail in Note 2 of the Company's 1999 Annual Report to Shareholders. Summarized financial information concerning the Company's reportable segments is shown in the following table.


                         Telephone      Network &     Internet    Wireless    Directory      Cable        Other        Total
(in thousands)                             CLEC                               Assistance
---------------------------------------------------------------------------------------------------------------------------------
As of and for the three months ended March 31, 2000
Revenues                   $7,969         $2,034       $3,473       $2,873     $3,332          $640       $1,255      $21,576
EBITDA                      5,493            (69)         101        1,056        760           139          498        7,978
Depreciation &
   Amortization             1,025            446          728          319        363           343          482        3,706
Total segment
   Assets                  46,276         26,912       18,864        8,711     13,720        19,861       12,477      146,821
Corporate assets                                                                                                       73,788
                                                                                                                    -------------
Total Assets                                                                                                         $220,609
---------------------------------------------------------------------------------------------------------------------------------
As of and for the three months ended March 31, 1999
Revenues                   $7,701         $1,202         $502       $2,570     $2,874          $728       $1,441      $17,018
EBITDA                      5,399            313         (264)       1,041        325           139          551        7,504
Depreciation &
   amortization               901            267           87          210        280           644          422        2,811
Total segment
   assets                  42,953         15,646        2,329        8,290     13,848        25,426       13,786      122,278
Corporate assets                                                                                                       45,160
                                                                                                                    -------------
Total Assets                                                                                                         $167,438
---------------------------------------------------------------------------------------------------------------------------------

(3) The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, were increased by 228,996 and 66,127 shares for the three months ended March 31, 2000 and 1999, respectively, to reflect the assumed conversion of dilutive stock options. The Company currently has 651,030 options outstanding to acquire shares of common stock, of which 279,076 are currently exercisable.

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

        Summarized financial information for the VA Alliance and WV Alliance ("Alliances"), both of which are accounted for under the equity method, are as follows (dollar amounts in millions):

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued

                                                                 VA Alliance                               WV Alliance
        (in thousands)                               March 31, 2000     December 31, 1999      March 31, 2000     December 31, 1999
                                                     --------------     -----------------      --------------     -----------------
        Current assets                                 $  11,663            $    9,241          $   17,494           $    2,367
        Noncurrent assets                                104,709               111,601              48,764               51,130
        Current liabilities                               11,265                 7,633               7,952                3,076
        Long-term debt                                   116,119               131,478              62,394               51,125
        Redeemable preferred interest                     15,410                15,192                   -                    -


                                                                 VA Alliance                              WV Alliance
                                                         For the Three Months Ended,              For the Three Months Ended,
                                                     March 31, 2000      March 31, 1999       March 31, 2000       March 31, 1999
                                                     --------------      --------------       --------------       --------------
        Net sales                                      $   4,480           $   2,417            $   2,626            $     257
        Gross profit (loss)                                2,164                 584                  291                  (18)
        Net loss applicable to common owners              (7,325)             (6,533)              (4,805)              (2,179)
        Company's share of net loss                       (1,523)             (1,359)              (2,144)                (972)


         The Company has entered into guaranty agreements whereby the Company is committed to provide guarantees of up to $71.0 million of the Alliance's debt and redeemable preferred obligations. Such guarantees become effective as obligations are incurred by the Alliances. At March 31, 2000, the Company has guaranteed $57.2 million of the Alliances' obligations.


(5)      Acquisition, disposition and investment

        In February 2000, the Company acquired 4,400 Internet subscribers from Twin County Internet Access (TCIA) for a purchase price of $1.0 million. TCIA is located in Galax, VA and serves parts of Southwestern Virginia and Northern North Carolina.

        In March 2000, the Company sold 10 towers for $3.2 million and the Alliances sold a total of 123 towers for $38.5 million to Crown Castle International Corp (Crown). In April 2000, the Alliances sold a total of 18 towers for $5.7 million to Crown. In connection with these transactions, the Company has certain future leaseback and other commitments. Accordingly, these gains have been deferred for book purposes and will be amortized over the life of the leaseback agreement.

(6)      Income taxes

        The provision for income taxes differs from the amount of income tax determined by applying the applicable Federal statutory rate to earnings before income taxes, as a result of the following:

                                                                              March 31, 2000          March 31, 1999
                                                                          -------------------    --------------------
          Tax provision at Federal statutory rate                                     34.00%               34.00%
          State income taxes, net of Federal tax benefit                               3.96%                3.96%
          Non deductible goodwill                                                      9.68%                2.30%
          Tax credits, net of basis adjustment                                             -               (3.64%)
                                                                          -------------------    --------------------

                   Anticipated effective tax rate                                     47.64%               36.62%

        In addition to the increased effective tax rate, the Company is anticipating that its current tax provision will be significantly greater than prior periods as a result of the recognition of the entire tower gain for tax purposes. However, the effective tax rate will not change as a result of this transaction.

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations




Three Months Ended March 31, 2000 and 1999


OVERVIEW

CFW Communications Company (CFW or the Company) is an integrated communications provider. The Company provides a broad range of products and services to business and residential customers in Virginia, West Virginia, Kentucky and Tennessee. These communications products and services include digital personal communications services (PCS), dial-up Internet access, high-speed data services such as Digital Subscriber Line (DSL) and dedicated service, local telephone, long distance, cellular, paging, wireless and wireline cable television, directory assistance, competitive local access, and alarm monitoring and installation.

The Company's strategy is to be a regional full-service provider of communications products and services to customers within an expanding service area. The Company has implemented this strategy through acquisitions, investments in spectrum licenses and internal growth through capital investment. In addition, the Company has leveraged its existing switching platform and fiber optic network by introducing new services such as long distance directory assistance, long distance services to local telephone customers and surrounding communities, cable television, local Internet access, and various enhanced services such as Call Waiting and Caller Identification. These activities continue to contribute to growth in the Company's operating revenues. In addition to these activities, the Company has commenced offering, in selected markets within Virginia and West Virginia, a competitive local telephone service and digital subscriber line (DSL) Internet service. The Company will further expand its operations base and its service offerings in new markets throughout 2000.

As a result of the Company's increasing focus on and growth in digital PCS, Internet access and competitive local telephone (CLEC) services, a significant portion of the Company's operating revenues and operating cash flows (operating cash flow is defined as operating income before depreciation and amortization) are being generated by businesses other than the mature telephone operations. Throughout 2000, management expects continued growth in revenue from its current consolidated operations. However, the Company is experiencing lower operating margins due to start-up costs of newer businesses associated with expansion into new markets and introduction of new service offerings throughout the region. This is expected to continue.

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

Through the Virginia PCS Alliance, L.C. (VA Alliance) and West Virginia PCS Alliance, L.C. (WV Alliance), and other PCS joint ventures, the Company has acquired PCS radio spectrum licenses for markets with an aggregate population of
5.4 million people. These licenses have enabled the Company, as managing member of both Alliances, to deploy PCS services in central and western Virginia and central West Virginia and will enable the Company to provide services in additional markets in Virginia, West Virginia, Maryland, Ohio, Pennsylvania, Kentucky and Tennessee. The VA Alliance completed its first full year of operation in 1998 and the WV Alliance commenced offering PCS services in the Charleston and Huntington, WV corridor in the fourth quarter of 1998. The WV Alliance commenced offering PCS services in the Clarksburg, Fairmont and Morgantown corridor in the second quarter of 1999. Due to start-up costs resulting from the Alliances' digital products, the Alliances are generating significant operating losses which are expected to continue in 2000. These losses from equity investments are expected to exceed net income growth from consolidated operations and will likely result in consolidated net income levels below amounts reported in recent years.

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

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                   Continued



RESULTS OF OPERATIONS

The Company had net income of $0.05 million, or $0.004 per share, for the first quarter 2000. This represents a 96% decrease from net income of $1.3 million, or $.102 per share for the first quarter 1999. Net income for the first quarter of 2000 included a $3.7 million loss ($1.9 million loss after-tax), up from $2.3 million ($1.4 million loss after-tax) in the first quarter of 1999, relating to the Company's share of losses from our PCS investments which provides PCS throughout the Company's Virginia and West Virginia marketplace.

Operating revenues were $21.6 million for the three months ended March 31, 2000 which is a 27% increase over operating revenues of $17.0 million for the three months ended March 31, 1999 and up 11% over the fourth quarter of 1999. Operating cash flows for the three months ended March 31, 2000 were $8.0 million, a 6% increase over first quarter 1999 operating cash flows of $7.5 million. Operating income for the three months ended March 31, 2000 was $4.3 million, a 9% decrease from first quarter 1999 operating income of $4.7 million.

These results reflect customer growth from our wireless, CLEC and Internet businesses, with customers from these services totaling 94,900 as of March 31, 2000, a 56,900 customer increase or 150% over March 31, 1999. This growth came from internal growth and expansion throughout our region in PCS, Internet and CLEC and from Internet acquisitions. Operating cash flows increased due to improved cash flow from Internet and directory assistance partially offset by CLEC start-up losses which are significant in the new West Virginia markets. Operating income decreased $0.4 million from the prior year comparable quarter due to higher levels of depreciation and amortization generated from 1999 and 2000 Internet acquisitions and from the capital investments in our growth businesses and the underlying supporting infrastructure.

OPERATING REVENUES

The total operating revenue increase of $4.6 million was fueled primarily by a $3.0 million increase in the Internet business and a $0.8 million increase in network and CLEC. Also, directory assistance, telephone and wireless contributed $0.5 million, $0.3 million and $0.2 million, respectively. Internet and DSL customers grew to 54,400 as of March 31, 2000, an increase of 43,900 customers over March 31, 1999. Internet customer growth from acquisitions accounts for 33,500 of this total and the balance is from internal growth. CLEC customers totaled 8,900 as of March 31, 2000 which represents an increase of 8,000 customers from the prior year comparable quarter.

WIRELINE COMMUNICATIONS

Revenues from the Company's wireline operations, which include telephone revenues, fiber optic network usage and wireline cable revenues, increased $4.1 million or 42% for the three months ended March 31, 2000 versus the comparable 1999 period. As mentioned above, Internet accounted for $3.0 million of this with network and telephone accounting for $0.8 million and $0.3 million, respectively. Internet revenue growth was attributable to acquisitions, internal customer growth and improved unit revenues. Network revenues includes revenues from fiber optic network usage, CLEC, and long distance. $1.0 million of the network increase was from CLEC revenues which totaled $1.3 million as of March 31, 2000. Telephone revenues includes local service, access and toll services, directory advertising and calling feature revenues. The 3% increase in telephone revenues was due to a period to period increase in access minutes of 13% and access lines of 3%. Access lines totaled 38,300 as of March 31, 2000.

WIRELESS COMMUNICATIONS

Wireless communications is comprised of cellular, digital PCS, paging, and voicemail and wireless cable. Revenues from these operations increased $0.2 million or 7% and customers grew 8% for the three months ended March 31, 2000 versus 1999. The Company had a combined 67,100 wireless customers as of March 31, 2000. Revenues from cellular, paging and voicemail, including access, air time, and roaming charges, increased $0.3 million or 12% for this three month period over the comparable period in the prior year. Access, airtime and roaming revenues were up $0.7 million, partially offset by the related direct cost of sales and $0.1 million increase in phone subsidies from a higher customer growth rate.

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued



DIRECTORY ASSISTANCE

Directory assistance revenue increased $0.5 million or 16% for the three months ended March 31, 2000 versus the three months ended March 31, 1999, despite a 20% decline in call volume. The 20% call volume decline was attributable to the impact of call around plans versus traditional directory assistance traffic being handled at our two call centers. New national directory assistance call volume increased by 1.7 million calls or 230% over the prior year. The national directory assistance offerings involve higher levels of service and price which offset revenue declines from traditional directory assistance. In addition, a new contract was entered into with AT&T in the first quarter of 2000 that included a price increase for traditional directory assistance.

OTHER COMMUNICATIONS SERVICES

Other communications services revenue are derived from building and equipment rentals charged to affiliates, sales, installation and maintenance of phone systems and sales, installation and service of alarm monitoring systems. This revenue stream decreased $0.2 million for the first quarter 2000 versus the first quarter of 1999. Revenues from phone systems sales and services decreased $0.2 million due to a shift in marketing and sales efforts from this business. The Company's revenues from rentals, primarily for company owned assets, which are being used by the Alliances, remained unchanged.

OPERATING EXPENSES

Operating expenses increased $4.1 million or 43% for the three month period ended March 31, 2000 as compared to the same period in 1999. Of this increase, $4.0 million represented period to period increases in the operating expenses of the wireline businesses. Within the wireline business, Internet and network comprised $2.6 million and $1.2 million, respectively, of the total increase. $2.3 million of the Internet increase came from operations acquired after the first quarter of 1999. The network operating expense increased as a result of the expenses associated with increased fiber builds and those start-up costs associated with launching or preparing to launch CLEC in new Virginia and West Virginia markets.

MAINTENANCE AND SUPPORT EXPENSE

Maintenance and support expense, which includes property and equipment maintenance, general engineering and general administration of plant operations, increased $2.6 million or 78% for the three months ended March 31, 2000 versus the comparable period of the prior year. Of this increase, $1.8 million is from the Internet acquisitions, most of which occurred in the second half of 1999. Additionally, network maintenance and support expenses increased $0.7 million primarily due to CLEC rollout and engineering and operations support growth.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $0.9 million or 32% for the three months ended March 31, 2000 versus the comparable period in 1999. This is due to a period to period increase in the property and equipment asset base of approximately 19%, from $153 million as of March 31, 1999 to $182 million as of March 31, 2000. Also, the Company realized an increase in cost in excess of net assets of businesses acquired, or goodwill, of $12.5 million, from $14.3 million as of March 31, 1999 to $26.8 million as of March 31, 2000. Depreciation and amortization as a percent of the related assets increased from 1.7% in the first quarter of 1999 to 1.8% in the first quarter of 2000. This increase is due to shift in the composition of the asset base to more network plant and equipment and a higher amount of goodwill which carry shorter lives.


CUSTOMER OPERATIONS EXPENSE

Customer operations expense, which includes marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services, and directory assistance services increased $0.8 million or 17% for the three month period ended March 31, 2000 versus the same period of the prior year. Internet operations and network increased $0.7 million ($0.3 million from acquisitions) and $0.4 million, respectively. The growth in this area relates primarily to marketing and sales activities and customer care growth in line with the related revenue growth. These increases were partially offset by a decrease in directory assistance customer operations expense of $0.2 million. This decreased due to the lower call volume and the absence of start-up costs incurred in the first quarter of 1999 associated with the national database services and the Winchester, VA call center.

                           CFW COMMUNICATIONS COMPANY

Item 2.                Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                   Continued



CORPORATE OPERATIONS EXPENSE

Corporate operations expense, which includes taxes other than income, executive, planning, accounting, external relations, legal, purchasing, information management, human resources and other general and administrative expenses increased $0.7 million or 43% for the three month period ended March 31, 2000 versus the three month period ended March 31, 1999. Of this increase, $0.3 million related to acquired Internet operations and the remaining $0.4 million represents growth in the corporate infrastructure. The corporate infrastructure growth is commensurate with the significant customer growth and geographic expansion.


EQUITY LOSS FROM PCS INVESTEES

The Company's share of losses from the VA PCS Alliance was $1.5 million for the first quarter of 2000, an increase of $0.2 million from the first quarter of 1999. The Company has a 21% common ownership interest in the VA Alliance. The Company's share of losses from the WV PCS Alliance, which commenced operations in the latter part of the third quarter of 1998 and expanded significantly in the second quarter of 1999, was $2.1 million for the first quarter of 2000, an increase of $1.2 million over the first quarter of 1999. The Company has a 45% common ownership interest in the WV Alliance. Combined customer growth during the first quarter of 2000 totaled 11,000 customers. This compares to combined customer growth in the first quarter of 1999 of 6,200 customers. Gross revenues for the first quarter of 2000 were $4.5 million for VA PCS, compared to $2.4 million for the first quarter of 1999, and $2.6 million for WV PCS, compared to $0.3 million in the first quarter of 1999. These increases, coupled with higher handset trade-in activity associated with the introduction of next generation, dual mode and data capable handset models, resulted in higher phone subsidies of $2.3 million as compared to $1.0 million for the three months ended March 31, 2000 and 1999, respectively.


INCOME TAXES

Income taxes decreased $0.7 million for the three months ended March 31, 2000 as compared to the same periods in 1999 due to the change in the pre-tax income for the comparable periods. Additionally, the effective rate changed from 37% for the first quarter of 1999 to 48% for the first quarter of 2000 (Note 6). The higher effective tax rate results from non-deductible goodwill from 1999 Internet acquisitions being added back to a lower income level due to increased PCS losses.


LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2000, net cash provided by operating activities was $5.7 million. Principal changes in operating assets and liabilities were as follows: Income taxes changed from a receivable position in the first quarter of 1999 to a significant payables position in the first quarter of 2000, a net change of $3.3 million and accounts payable decreased $1.5 million. The income tax change was a result of the Company's share of taxable income associated with the Alliances sale of tower assets (Note 5).

The Company's investing activities for the three months ended March 31, 2000 aggregated $11.2 million and included $7.7 million for the purchase of property and equipment, $4.1 million of which represents telephone, network and Internet circuit and network related electronic equipment, $0.5 million relates to building and landscape and $0.4 million relates to billing software. The Company also invested an additional $3.9 million in the Alliances and advanced another $2.0 million to the Alliances. The Company received $3.2 million from the sale of 10 towers (Note 5). The Company acquired customers and certain assets of an Internet company (Note 5) for $0.7 million.

Net cash used for financing activities for the three months ended March 31, 2000 aggregated $5.6 million which represents payment of dividends on outstanding capital stock of $1.5 million, a redemption payment on the senior notes of $12.7 million (see Note 5 in the 1999 Annual Report to Shareholders), additional borrowing under lines of credit totaling $19.4 million and proceeds from the exercise of stock options totaling $0.4 million.

Funds required for dividends, capital expenditures, interest and debt principal payments, and partnership contributions are expected to be provided from internal sources and borrowings drawn against available credit facilities. The Company has entered into certain guarantee agreements relating to its investment in the Alliances (Note 4). Management anticipates that funds required for additional capital contributions to the Alliances will be provided from increased cash flow resulting from lower estimated tax payments due to the Company recognizing its proportionate share of the tax losses generated by the Alliances, both limited liability companies, cash flows from operations and borrowings under existing lines of credit of $60 million.

                           CFW COMMUNICATIONS COMPANY

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

        In June 1999, the Company  commenced an  arbitration  against the vendor who provided the Company's previous PCS billing system. The claim alleges that the vendor breachedcertain agreements and committed fraud in relation to its installation andmaintenance of billing software for the Company. The claim seeks in excess of $2.8 million in damages. In April 2000, the vendor fileda response to the claim and, in addition, filed counterclaimsseeking damages from the Company relating to the installation and maintenance ofthe same software. The vendor's counterclaims exceed $2.5 million in damages. The Company will continue to pursue its claims against the vendor and believes that the counterclaims asserted by the vendor are without merit.

Item 2.  Changes In Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission Of Matters To A Vote Of Security Holders

         None

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits

             (27) Financial Data Schedule

         (B) Reports on Form 8-K - Form 8-K pertaining to the Company's Shareholders Rights Plan was filed February 29, 2000 and is incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     CFW COMMUNICATIONS COMPANY


May 14, 2000         /s/J. S. Quarforth
                     -----------------------------------------------------
                     J. S. Quarforth, Chairman and Chief Executive Officer








May 14, 2000         /s/M. B. Moneymaker
                     --------------------------------------------------
                     M. B. Moneymaker, Senior Vice President and
                     Chief Financial Officer, Treasurer, and Secretary