Form 10-Q
period 2000-06-30
CFW COMMUNICATIONS CO
filed 2000-08-14
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    June 30, 2000            Commission File No.  0-16751
                      -------------------                            -----------

                           CFW COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                                54-1443350
--------------------------------------------------------------------------------
(State or other  jurisdiction of                              (I R S employer
incorporation or organization)                               identification no.)


P. O. Box 1990, Waynesboro, Virginia                                22980
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)


Registrant's telephone number, including area code        540-946-3500
                                                  --------------------------


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

                                    Yes x   No
                                       ---    ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class    COMMON STOCK, NO PAR VALUE           Outstanding 8/14/00     13,116,553
         --------------------------

                           CFW COMMUNICATIONS COMPANY


                                    I N D E X



                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets, June 30, 2000 and
         December 31, 1999                                                 3-4


         Condensed Consolidated Statements of Income, Three and
         Six Months Ended June 30, 2000 and 1999                            5


         Condensed Consolidated Statements of Cash Flows Six
         Months Ended June 30, 2000 and 1999                                6


         Condensed Consolidated Statements of Shareholders'
         Equity, Three and Six Months Ended June 30, 2000 and 1999          7


         Notes to Condensed Consolidated Financial Statements              8-9


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10-14


PART II. OTHER INFORMATION                                                  15


SIGNATURES                                                                16-17

                                                    CFW COMMUNICATIONS COMPANY

                                              Condensed Consolidated Balance Sheets



                                                                                   June 30, 2000
                                                                                    (Unaudited)              December 31, 1999
                                                                                ---------------------       --------------------
ASSETS
Current Assets
     Cash and cash equivalents                                                  $         248,754           $         198,240
     Accounts receivable, net of allowance of $1.6 million ($1.1 million
       in 1999)                                                                        13,835,949                  12,212,886
     Receivable from affiliates                                                         1,724,693                   3,824,585
     Materials and supplies                                                             1,095,120                     955,381
     Prepaid expenses and other                                                           976,718                     572,339
     Income tax receivable                                                                      -                   1,999,715
     Assets of discontinued segment                                                     9,764,328                   8,023,326
                                                                                ---------------------       --------------------

                                                                                       27,645,562                  27,786,472
                                                                                ---------------------       --------------------

Securities and Investments                                                             35,100,542                  39,109,476
                                                                                ---------------------       --------------------

Property and Equipment
     Land and building                                                                 23,862,688                  23,526,095
     Network plant and equipment                                                      114,712,693                 100,938,828
     Furniture, fixtures and other equipment                                           24,403,777                  26,158,859
     Radio spectrum licenses                                                           15,476,485                  15,478,079
                                                                                ---------------------       --------------------
         Total in service                                                             178,455,643                 166,101,861
     Under construction                                                                12,530,597                   9,124,046
                                                                                ---------------------       --------------------

                                                                                      190,986,240                 175,225,907
     Less accumulated depreciation                                                     61,381,028                  55,756,282
                                                                                ---------------------       --------------------

                                                                                      129,605,212                 119,469,625
                                                                                ---------------------       --------------------
Other Assets
     Cost in excess of net assets of business acquired, less accumulated
       amortization of $3.3 million ($2.4 million in 1999)                             31,039,878                  23,411,894
     Deferred charges                                                                  12,006,608                     359,294
     Radio spectrum licenses and license deposits                                       7,864,963                   7,864,836
                                                                                ---------------------       --------------------

                                                                                       50,911,449                  31,636,024
                                                                                ---------------------       --------------------


                                                                                $     243,262,765           $     218,001,597
                                                                                =====================       ====================

See Notes to Condensed Consolidated Financial Statements.

                                             CFW COMMUNICATIONS COMPANY

                                        Condensed Consolidated Balance Sheets



                                                                         June 30, 2000            December 31,
                                                                          (unaudited)                 1999
                                                                       -------------------     --------------------
Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable                                                  $      20,317,262       $        9,552,592
     Customers' deposits                                                         529,027                  448,995
     Advance billings                                                          2,987,640                2,677,044
     Accrued payroll                                                           1,067,069                1,030,413
     Accrued interest                                                             96,152                  280,151
     Other accrued liabilities                                                 3,423,737                1,617,206
     Accrued income taxes payable                                                122,138                        -
     Deferred revenue                                                          1,518,890                1,835,694
     Liabilities of discontinued segment                                       3,275,045                2,293,799
                                                                       -------------------     --------------------

                                                                              33,336,960               19,735,894
                                                                       -------------------     --------------------

Long-Term Debt                                                                51,567,016               37,684,783
                                                                       -------------------     --------------------

Long-term Liabilities
     Deferred income taxes                                                    29,568,013               31,077,684
     Retirement benefits                                                      10,427,284               10,741,020
     Other                                                                     2,795,177                  797,175
                                                                       -------------------     --------------------

                                                                              42,790,474               42,615,879
                                                                       -------------------     --------------------

Minority Interests                                                             1,419,433                1,781,241
                                                                       -------------------     --------------------

Commitments

Shareholders' Equity
     Preferred stock, no par                                                           -                        -
     Common stock, no par                                                     44,747,385               43,943,136
     Retained earnings                                                        49,269,554               50,385,117
     Unrealized gain on securities available for sale, net                    20,131,943               21,855,547
                                                                       -------------------     --------------------

                                                                             114,148,882              116,183,800
                                                                       -------------------     --------------------


                                                                       $     243,262,765       $      218,001,597
                                                                       ===================     ====================


See Notes to Condensed Consolidated Financial Statements.

                                                     CFW COMMUNICATIONS COMPANY

                                             Condensed Consolidated Statements of Income
                                                             (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                             ---------------------------------     --------------------------------
                                                                June 30,          June 30,           June 30,          June 30,
                                                                  2000              1999               2000              1999
                                                             ---------------    --------------     --------------    --------------
Operating Revenues
    Wireline communications                                  $ 14,697,395       $  10,199,402      $ 28,572,506      $ 20,001,516
    Wireless communications                                     5,818,465           5,422,466        11,697,822        10,471,538
    Other communications services                               1,001,967           1,012,895         1,857,857         2,056,960
                                                             ---------------    --------------     --------------    --------------

                                                               21,517,827          16,634,763        42,128,185        32,530,014
                                                             ---------------    --------------     --------------    --------------

Operating Expenses
    Cost of sales                                               2,490,271           1,738,617         4,857,047         3,489,749
    Maintenance and support                                     6,181,332           3,146,777        11,687,050         6,136,040
    Depreciation and amortization                               3,408,736           2,667,548         6,751,367         5,198,169
    Customer operations                                         3,792,461           2,863,918         7,390,939         5,441,462
    Corporate operations                                        2,057,649           1,486,327         4,158,220         3,067,124
                                                             ---------------    --------------     --------------    --------------

                                                               17,930,449          11,903,187        34,844,623        23,332,544
                                                             ---------------    --------------     --------------    --------------

Operating Income                                                3,587,378           4,731,576         7,283,562         9,197,470

Other Income (Expenses)
    Other expenses, principally interest                         (550,112)           (293,425)       (1,009,975)         (545,687)
    Equity loss from PCS investees
       VA PCS Alliance                                         (1,315,066)         (1,479,228)       (2,838,564)       (2,838,052)
       WV PCS Alliance                                         (1,672,892)         (1,458,879)       (3,816,908)       (2,431,229)
    Equity income from other wireless investees                    56,629              34,759            98,629            87,766
                                                             ---------------    --------------     --------------    --------------

                                                                  105,937           1,534,803          (283,256)        3,470,268

Income Taxes                                                       84,393             442,192           (87,314)        1,196,238
                                                             ---------------    --------------     --------------    --------------

                                                                   21,544           1,092,611          (195,942)        2,274,030

Minority Interests                                                (31,970)           (129,543)         (105,092)         (218,558)
                                                             ---------------    --------------     --------------    --------------
Income (loss) from continuing operations                          (10,426)            963,068          (301,034)        2,055,472

Income from operation of discontinued segment, net of tax         347,687             332,040           686,705           579,362
                                                             ---------------    --------------     --------------    --------------

Net Income                                                   $    337,261       $   1,295,108      $    385,671      $  2,634,834
                                                             ---------------    --------------     --------------    --------------

Income (loss) from continuing operations per common share -  $          -       $       0.07       $      (0.02)     $      0.16
    basic
Income (loss) from continuing operations per common share -  $          -       $       0.07       $      (0.02)     $      0.16
    diluted

Net income per common share - basic                          $       0.03       $       0.10       $       0.03      $      0.20
Net income per common share - diluted                        $       0.03       $       0.10       $       0.03      $      0.20

Average shares outstanding - basic                             13,100,688          13,040,176        13,083,819        13,031,007
Average shares outstanding - diluted                           13,309,760          13,115,990        13,291,777        13,091,394

                                                             ---------------    --------------     --------------    --------------
Cash dividends per share                                     $          -       $    0.11475       $    0.11475      $    0.22950
                                                             ---------------    --------------     --------------    --------------

See Notes to Condensed Consolidated Financial Statements.

                                               CFW COMMUNICATIONS COMPANY

                                    Condensed Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                                                       Six Months Ended
                                                                          --------------------------------------------
                                                                               June 30,                 June 30,
                                                                                 2000                      1999
                                                                          --------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $         385,671         $      2,634,834
Deduct income from operations of discontinued segment                              (686,705)                (579,361)
                                                                          --------------------      ------------------
Income (loss) from continuing operations                                           (301,034)               2,055,473
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation                                                                 5,870,656                4,839,795
     Amortization                                                                   880,711                  358,374
     Deferred taxes                                                                (412,320)               1,262,979
     Retirement benefits                                                           (313,736)                 439,663
     Equity loss from PCS Alliances                                               6,655,470                5,269,281
     Minority interests, net of distributions                                        74,338                   37,187
     Other                                                                         (685,217)                 349,708
     Equity gains from other investees                                             (494,745)                (231,614)
Changes in assets and liabilities from operations:
     Increase in accounts receivable                                             (1,553,775)              (1,920,376)
     Increase in materials and supplies                                            (139,739)              (1,703,125)
     Increase in other current assets                                              (404,379)                (112,600)
     Changes in income taxes                                                      2,121,853                  148,106
     Increase (decrease) in accounts payable                                       (634,285)                 459,106
     Increase (decrease) in other accrued liabilities                               517,793                 (311,736)
     Increase in other current liabilities                                          390,628                  157,105
                                                                          --------------------      ------------------
Net cash provided by continuing operations                                       11,572,219               11,097,326
Net cash provided by (used in) discontinued operations                              (73,051)              (1,069,396)
                                                                          --------------------      ------------------
Net cash provided by operating activities                                        11,499,168               10,027,930
                                                                          --------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                             (17,182,335)             (15,460,720)
Acquisition/disposition costs                                                      (394,747)                       -
Purchase of minority interest in RSA6                                            (7,400,000)                       -
Investments in PCS alliances                                                     (3,892,138)              (3,892,138)
Repayments from PCS Alliances                                                     2,099,892                2,767,544
Proceeds from sale of towers                                                      3,200,000                        -
Acquisition of Internet company and subscribers                                  (1,356,373)              (2,097,652)
Deposit on radio spectrum licenses, net                                            (100,000)                 (76,500)
Purchase of radio spectrum licenses, net of minority interest                             -                 (856,450)
Maturities and distributions from other investments                                 391,799                  175,506
                                                                          --------------------      ------------------

Net cash used in investing activities                                           (24,633,902)             (19,440,410)
                                                                          --------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends                                                                   (1,501,234)              (2,994,005)
Payments on senior notes                                                        (12,727,272)              (3,636,364)
Additional borrowing on lines of credit, net                                     26,609,505               16,289,084
Net proceeds from exercise of stock options                                         804,249                  151,759
                                                                          --------------------      ------------------

Net cash provided by financing activities                                        13,185,248                9,810,474
                                                                          --------------------      ------------------

Increase (decrease) in cash and cash equivalents                                     50,514                  397,994

Cash and cash equivalents:
Beginning                                                                           198,240                   42,590
                                                                          --------------------      ------------------

Ending                                                                    $         248,754         $        440,584
                                                                          ====================      ==================
See Notes to Condensed Consolidated Financial Statements.

                                                     CFW COMMUNICATIONS COMPANY

                                Condensed Consolidated Statement of Shareholders' Equity (unaudited)

                                                                                                   Accumulated
                                                                                                      Other              Total
                                                                                   Retained       Comprehensive      Shareholders'
                                                         Common Stock              Earnings           Income            Equity
                                                   Shares           Amount
                                                 ------------    -------------  ---------------- -----------------  ----------------
Balance, December 31, 1998                       13,016,988      $43,527,636    $ 49,882,849     $         -        $ 93,410,485

Comprehensive income:
   Net Income                                                                      1,339,726
   Unrealized gain on securities available for
     sale, net of $1.0 million of deferred tax
     obligation                                                                                      1,580,294
   Comprehensive income                                                                                                2,920,020
Cash dividends                                                                    (1,495,905)                         (1,495,905)
Stock options exercised, net                         19,428           75,022                                              75,022
                                                 ------------    -------------  ---------------- -----------------  ----------------

Balance, March 31, 1999                          13,036,416       43,602,658      49,726,670         1,580,294        94,909,622

Comprehensive income:
   Net Income                                                                      1,295,108
   Unrealized gain on securities available for
     sale, net of $1.7 million of deferred tax
     obligation                                                                                      2,719,995
   Comprehensive income                                                                                                4,015,103
Cash dividends                                                                    (1,498,100)                         (1,498,100)
Stock options exercised, net                          5,663           76,737                                              76,737
                                                 ------------    -------------  ---------------- -----------------  ----------------

Balance, June 30, 1999                           13,042,079      $43,679,395    $ 49,523,678     $   4,300,289      $ 97,503,362
                                                 ============    =============  ================ =================  ================


Balance, December 31, 1999                       13,060,386      $43,943,136    $ 50,385,117     $  21,855,547      $116,183,800

Comprehensive income:
   Net Income                                                                         48,410
   Unrealized loss on securities available for
     sale, net of $1.0 million deferred tax
     benefit                                                                                        (2,409,118)
   Comprehensive income                                                                                               (2,360,708)
Cash dividends                                                                    (1,501,234)                         (1,501,234)
Stock options exercised, net                         34,043          382,356                                             382,356
                                                 ------------    -------------  ---------------- -----------------  ----------------

Balance, March 31, 2000                          13,094,429       44,325,492      48,932,293        19,446,429       112,704,214
                                                 ------------    -------------  ---------------- -----------------  ----------------

Comprehensive income:
   Net Income                                                                        337,261
   Unrealized gain on securities available for
     sale, net of $1.0 million deferred tax
     obligation                                                                                        685,514
   Comprehensive income                                                                                                1,022,775
Stock options exercised, net                         22,124          421,893                                             421,893
                                                 ------------    -------------  ---------------- -----------------  ----------------

Balance, June 30, 2000                           13,116,553      $44,747,385    $ 49,269,554     $  20,131,943      $114,148,882
                                                 ============    =============  ================ =================  ================

See Notes to Condensed Consolidated Financial Statements.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements


(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1999, which is derived from audited financial statements, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

        Certain  amounts  on the  prior  year  financial  statements  have  been
        reclassified,   with  no  effect  on  net   income,   to  conform   with
        classifications adopted in 2000.


(2) The Company has five primary business segments which have separable management focus and infrastructures and that offer different products and services. These segments are described in more detail in Note 2 of the Company's 1999 Annual Report to Shareholders. Summarized financial information concerning the Company's reportable segments, as adjusted for all periods for the effect of the Company's discontinued operations (Note 10), is shown in the following table.

                                       Telephone     Network &     Internet     Wireless      Cable        Other        Total
(in thousands)                                          CLEC
---------------------------------------------------------------------------------------------------------------------------------
As of and for the three months ended June 30, 2000
Revenues                                 $8,022        $2,342       $3,939       $5,220         $598       $1,397      $21,518
EBITDA                                    5,486          (208)         290          758          118          552        6,996
Depreciation &
   Amortization                           1,042           504          779          287          319          478        3,409

As of and for the three months ended June 30, 1999
Revenues                                 $7,810        $1,220         $763       $4,709         $714       $1,419      $16,635
EBITDA                                    5,625           191         (345)       1,300          147          481        7,399
Depreciation &
   amortization                             921           284          147          235          636          445        2,668

As of and for the six months ended June 30, 2000
Revenues                                 $15,991        $4,376       $7,412      $10,460       $1,238       $2,651      $42,128
EBITDA                                    10,979          (277)         392        1,814          257          870       14,035
Depreciation &
   Amortization                            2,067           950        1,507          606          662          959        6,751
Total segment
   Assets                                 47,244        29,321       21,302        9,023       19,554       11,731      138,175
Corporate assets                                                                                                         95,324
Assets of discontinued operation                                                                                          9,764
                                                                                                                      ------------
Total Assets                                                                                                           $243,263
                                                                                                                      ============

As of and for the six months ended June 30, 1999
Revenues                                 $15,511        $2,422       $1,266       $9,030       $1,442       $2,859      $32,530
EBITDA                                    11,024           503         (609)       2,341          286          851       14,396
Depreciation &
   amortization                            1,822           551          234          445        1,280          866        5,198
Total segment
   assets                                 43,134        19,929        3,831        8,551       24,898       12,476      112,819
Corporate assets                                                                                                         55,136
Assets of discontinued operation                                                                                          8,112
                                                                                                                      ------------
Total Assets                                                                                                           $176,067
                                                                                                                      ============

(3) The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, were increased by 337,260 and 75,815 shares, and by 385,672 and 60,717 for the three and six month periods ended June 30, 2000 and 1999, respectively, to reflect the assumed conversion of dilutive stock options. The Company currently has 637,930 options outstanding to acquire shares of common stock, of which 257,310 are currently exercisable.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued


(4) As of June 30, 2000, the Company had a 21% common ownership interest in Virginia PCS Alliance, L.C. (VA Alliance), a provider of personal communications services (PCS) serving a 1.7 million populated area in central and western Virginia. The Company is managing such build-out pursuant to a service agreement. PCS operations began throughout the Virginia region in the fourth quarter of 1997.

        As of June 30, 2000, the Company had a 45% common ownership interest in the West Virginia PCS Alliance, L.C. (WV Alliance), a PCS provider serving a 2.0 million populated area in West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. The Company is managing this build-out pursuant to a service agreement. The WV Alliance commenced operations in the fourth quarter of 1998, offering services along the Charleston and Huntington corridor and expanded to the northern corridor of West Virginia, including the cities of Clarksburg, Fairmont and Morgantown in the second quarter of 1999.

        Summarized financial information for the VA Alliance and WV Alliance ("Alliances"), both of which are accounted for under the equity method, are as follows:

                                                             VA Alliance                                 WV Alliance
    (in thousands)                              June 30, 2000       December 31, 1999      June 30, 2000        December 31, 1999
    --------------                              -------------       -----------------      -------------        -----------------
    Current assets                            $        21,060      $           9,241     $         14,212    $            2,367
    Noncurrent assets                                  94,849                111,601               52,493                51,130
    Current liabilities                                 3,161                  7,633               10,367                 3,076
    Long-term debt                                    129,653                131,478               64,176                51,125
    Redeemable preferred interest                      12,892                 15,192                    -                     -

                                                             VA Alliance                                 WV Alliance
                                                     For the Three Months Ended,                 For the Three Months Ended,
                                                     ---------------------------                 ---------------------------
    (in thousands)                              June 30, 2000        June 30, 1999         June 30, 2000          June 30, 1999
                                                -------------        -------------         -------------          -------------
    Net sales                                 $          5,726   $            3,007      $         3,635     $              376
    Gross profit (loss)                                  3,243                1,830                1,349                    (82)
    Net loss applicable to common owners                (6,323)              (7,112)              (3,749)                (3,269)
    Company's share of net loss                         (1,315)              (1,479)              (1,672)                (1,458)

                                                             VA Alliance                                 WV Alliance
                                                      For the Six Months Ended,                   For the Six Months Ended,
                                                      -------------------------                   -------------------------
    (in thousands)                              June 30, 2000         June 30, 1999        June 30, 2000          June 30, 1999
                                                -------------         -------------        -------------          -------------
    Net sales                                 $        10,206     $            5,424      $         6,260     $              632
    Gross profit (loss)                                 5,407                  2,414                1,640                   (100)
    Net loss applicable to common owners              (13,648)               (13,645)              (8,554)                (5,448)
    Company's share of net loss                        (2,838)                (2,838)              (3,816)                (2,431)

        As of June 30, 2000, the Company had entered into guaranty agreements whereby the Company is committed to provide guarantees of up to $71.0 million of the Alliance's debt and redeemable preferred obligations. Such guarantees become effective as obligations are incurred by the Alliances. Subsequent to June 30, 2000, the Company refinanced the Alliance debt (Note 7)

(5) In February 2000, the Company acquired 4,400 Internet subscribers from Twin County Internet Access ("TCIA") for a purchase price of $1.0 million. TCIA is located in Galax, VA and serves parts of Southwestern Virginia and Northern North Carolina. In May 2000, the Company acquired 2,195 Internet subscribers from Heart of Virginia Communications, Inc. ("HOVAC") for a purchase price of $0.3 million. HOVAC is located in Farmville, VA.

        In March 2000, the Company sold 10 towers for $3.2 million and the Alliances sold a total of 123 towers for $38.5 million to Crown Castle International Corp ("Crown"). In April 2000, the Alliances sold a total of 18 towers for $5.7 million to Crown. In connection with these transactions, the Company has certain future leaseback and other commitments. Accordingly, gains on the sales have been deferred for book purposes and will be amortized over the life of the leaseback agreement.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued


        The effective tax rate for the Company changed significantly, from 29.3% for the six months ended June 30, 1999 to 47.7% for the six months ended June 30, 2000. The effective tax rate for the results from continuing operations was a tax obligation of 37% for the six months ended June 30, 1999 as compared to a tax benefit of 22% for the six months ended June 30, 2000. The increases in the effective tax rates are a result of an increase in non-deductible goodwill from the Internet acquisitions which occurred over the last 18 months and other non-deductible goodwill, applied against a lower pretax income (thus having a greater percentage effect). Also, the presence of prior year tax credits and the favorable treatment of a significant charitable contribution made in the prior year caused the prior year rate to be below statutory rates. In addition to the increased effective tax rate, the Company is anticipating that its current tax provision will be significantly greater than prior periods as a result of the recognition of the entire tower gain for tax purposes, as well as the gains on sale of the directory assistance and cellular analog businesses (Note 7 and 10). The current year effective tax rate will be reduced from the rates noted above as a result of the gains from these transactions due to the fact that non-deductible goodwill will make up a smaller percent of a significantly increased taxable income.

(6) In prior periods, the Company reported wireless revenues net of cost of sales, primarily handsets. On June 1, 2000, the Company retroactively revised its reporting to no longer net the cost of sales for handsets and to present these amounts as a separate component of operating expenses. Operating revenues for wireless communications were increased by an identical amount. This revision was made because, in the opinion of management, it more appropriately reflects the revenues and costs of its wireless operations in accordance with industry practice.

(7) On July 26, 2000, the Company closed on the acquisition of PrimeCo Personal Communications, L.P. PCS licenses, assets and operations in the Richmond and Hampton Roads areas of Virginia ("PrimeCo VA") for cash of $408.6 million, the assumption of approximately $20.0 million of lease obligations and the transfer of a limited partnership interest and the assets, licenses and operations of our analog wireless operation, with a combined value of approximately $78.5 million.

        The Company obtained financing through issuance of unsecured Senior Notes for $280 million, Subordinated Notes for $95 million, a Senior Secured Credit Facility of up to $325 million and various preferred stock offerings of $250 million. These financing transactions closed concurrent with or just prior to the PrimeCo VA acquisition. The Company used the proceeds of the financing vehicles to fund the PrimeCo VA acquisition, to repay substantially all of its existing indebtedness and that of the Alliances, and for future expansion.

        The Senior Notes were issued at 98.61% of par value and contain a 13.0% coupon rate (13.25% yield). They mature in August 2010. Approximately $69.1 million was placed in escrow to pre-fund the first four interest payments. The Senior Notes are redeemable early at a redemption price of up to 106.5%, reducing to 100% by August 2008 and contain various financial covenants. Additionally, these notes were issued with warrants to purchase an aggregate of 504,000 shares of the Company's common stock at a price of $47.58 per share. The warrants are exercisable one year from July 2000 and expire August 2010. The Senior Notes will be recorded net of the $3.9 million discount associated with the issue price, $6.9 million of the estimated fair value of the warrants attached and other associated closing costs.

        The Subordinated Notes were issued at par and contain a 13.5% coupon rate. They mature in February 2011. These notes are subordinate to all senior indebtedness, including the senior notes. These notes contain early redemption features similar to the senior notes. The notes were issued with warrants to purchase an aggregate of 300,000 shares of the Company's common stock at a price of $0.01 per share. These warrants are also exercisable one year from July 2000 and expire February 2011. The Subordinated Notes will be recorded net of the $12.2 million estimated fair value of the warrants attached and other associated closing costs.

        The preferred stock offering contained Series B convertible, redeemable preferred stock of $112.5 million, Series C convertible, redeemable preferred stock of $60.3 million, and Series D redeemable preferred stock of $77.2 million. The Series B preferred stock converts to common stock at $41 per share, contains warrants to purchase an aggregate of 500,000 shares of the Company's common stock at a price of $50 per share and pays an 8.5% per annum dividend. The Series C preferred stock converts to common stock at $43 per share and pays an 8.5% per annum dividend. The Series C conversion price goes to $45 per share and the dividend rate goes to 5.5% upon shareholder approval. The Series D pays an 18% per annum dividend. However, upon shareholder approval as required within the terms of the Series D preferred stock, the Series D is converible to Series C with a conversion price of $45 per share and a dividend rate of 5.5%.

        In July 2000, the Company borrowed $150 million of the $325 million senior secured term loans. The loans contain a tranche A term loan of $50 million, tranche B term loan of $100 million, tranche C term loan of $75 million and a revolving credit facility of $100 million. These loans

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued


        begin maturing in four years with final maturities occurring in seven to eight years. The loans bear interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The loans contain certain financial covenants and restrictions as to their use.

        Concurrent with closing the PrimeCo VA acquisition and above financing, $149.4 million of the amount borrowed under the senior term loans was loaned to the Alliances, which they used to repay their indebtedness to the Rural Telephone Finance Cooperative ("RTFC"). Additionally, of the total proceeds obtained from all financing sources, the Company paid $408.6 million to PrimeCo as part of the acquisition consideration, paid $43.0 million of their outstanding borrowings under previously existing lines of credit, placed $69.1 million in escrow to be used to fund the first four interest payments on the senior notes, acquired additional common ownership interest in the VA Alliance for $11.4 million, and will pay approximately $40 million in transaction fees and expenses relating to all of the transactions discussed herein. Of the total transaction fees and expenses, approximately $10 to $12 million will be recognized in financing related, non-recurring charges.

(8) Concurrent with the closing of the PrimeCo VA acquisition and the aforementioned debt and equity financing, the VA Alliance redeemed its series A preferred membership interest for $16.8 million. This payment included consideration for redemption of $12.9 million in principle, $2.8 million in accrued interest and $1.1 million in early redemption fees. The Company then exercised its right to fund $11.4 million of this redemption in exchange for additional common ownership interest in the VA Alliance. The Company also elected to convert its convertible preferred ownership interest in the VA Alliance into common ownership interest. These redemptions and conversions increased the Company's common ownership interest in the VA Alliance from 21% to 65%. Accordingly, beginning in the third quarter of 2000, the Company will consolidate the operations of the VA Alliance.

(9) On June 16, 2000, the Company's Board of Directors approved an agreement and plan of merger with R&B Communications, Inc. ("R&B"). Under the terms of that agreement, the Company will issue approximately 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. This transaction is subject to regulatory and shareholder approval and will be accounted for using the purchase method of accounting.

        R&B is an Integrated Communications Provider (ICP) supplying local and long distance telephone service, and dial-up and high-speed Internet service to business and residential customers in Roanoke, Virginia and the surrounding area, as well as in the New River Valley of Virginia.

        R&B has a 26 % ownership interest in the VA Alliance and a 34% common ownership interest in the WV Alliance. Upon completion of the merger with R&B, R&B's contribution of additional common equity capital to the VA Alliance and their conversion of Series B preferred membership interests, the Company will own 91% and 79% of the VA Alliance and WV Alliance, respectively. Accordingly, the WV Alliance will also be consolidated pursuant to the merger.

(10) Effective July 11, 2000, pursuant to a stock purchase agreement dated May 17, 2000 with telegate AG, a Federal Republic of Germany corporation, the Company sold the capital stock of CFW Information Services, Inc., through which directory assistance operations are conducted. In exchange, the Company received $32.0 million in cash and $3.5 million in stock from telegate AG. As such, the directory assistance operation was treated as a discontinued operation in these financial statements. Accordingly, the overhead costs which were allocated to this business segment which were not specifically identified and incremental to the directory assistance operations were reclassified as corporate expenses and included as "other" in the Note
        2. These costs totaled $.4 million and $.3 million for the six months ended June 30, 2000 and 1999, respectively, and $.2 million and $.1 million for the three months ended June 30, 2000 and 1999, respectively.

        Components of amounts pertaining to the discontinued operations are reflected in the financial statements and are presented in the following table:



                                                              Three Months Ended                       Six Months Ended
      (In thousands; unaudited)                       June 30, 2000       June 30, 1999        June 30, 2000      June 30, 1999
      --------------------------------------------- ------------------ --------------------- ------------------ -------------------
      Operating revenues                               $    3,431          $    2,993           $    6,763          $    5,867
      Operating income                                        555                 185                1,132                 413
      Income tax expense                                      223                (121)                 439                (101)
      Income from operations of discontinued           $      348          $      332           $      687          $      579
      segment
      --------------------------------------------- ----- ------------ ------ -------------- ----- ------------ ------ ------------

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued

      (In thousands; unaudited)                       June 30, 2000     December 31, 1999
      --------------------------------------------- ------------------ ---------------------
      Net assets of discontinued operations:
      Current assets                                   $    3,179          $    1,612
      Property and equipment, net                          10,781              12,655
      Other assets                                             43                   -
                                                          ------------        --------------
      Assets of discontinued segment                   $   14,003          $   14,267
                                                          ------------        --------------
      Current liabilities                                   1,476               1,654
      Deferred taxes                                          793                 527
      Retirement benefits                                   1,006                 113
                                                          ------------        --------------
      Liabilities of discontinued operations           $    3,275          $    2,294
                                                          ------------        --------------

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations

Overview

         CFW Communications Company (the "Company") is a leading regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers in Virginia, West Virginia, Kentucky, Tennessee and North Carolina. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. As of June 30, 2000, the Company, combined with the VA Alliance and WV Alliance, had approximately 62,500 digital PCS subscribers and approximately 51,500 combined ILEC (Incumbent local exchange carrier) and CLEC (Competitive local exchange carrier) access lines installed. PrimeCo VA operations had approximately 88,000 subscribers.

         Historically, we have derived much of our revenues from our ILEC. As a result of our increasing focus on and growth in digital PCS, Internet access and CLEC services, a significant portion of our operating revenues and EBITDA (earnings before interest, taxes, depreciation and amortization) are being generated by businesses other than our ILEC. These newer businesses have generated lower operating margins due to start-up costs associated with expansion into new markets and introduction of new service offerings throughout the region. As we expand our markets through start-up activities and acquisitions of new businesses and introduce new products, we expect these lower operating margins to continue.

         We have recently significantly expanded the scope of the geographic markets that we serve and focused our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services. Through July 2000, we have completed the following:

     o acquisition of the wireless licenses, assets and operations of PrimeCo Personal Communications, L.P. (`PrimeCo") in the Richmond and Hampton Roads, Virginia markets ("PrimeCo VA");
     o issuance and sale of $375 million of debt securities in a private placement;
     o closing on $325 million in new senior credit facility, with $150 million borrowed on the date of the PrimeCo VA closing;
     o payment of existing senior indebtedness and refinanced the VA & WV Alliance debt obligations;
     o    issuance and sale of Series B, Series C and Series D Preferred Stock;
     o acquisition of certain PCS licenses currently owned by AT&T that will add 2.5 million POPs in certain markets in Maryland and Pennsylvania;
     o redemption of the series A preferred membership interest in the VA Alliance and conversion of series B preferred membership interest into common interest;
     o dispositions of RSA 5 and the analog assets and operations of RSA 6 in connection with the transaction with PrimeCo;
     o    disposition of our directory assistance operations; and
     o execution of a merger agreement with R&B Communications, an integrated communications provider in a geographic market contiguous to ours. This agreement is subject to shareholder and regulatory approval and is expected to close by the fourth quarter of 2000.

Collectively these events are referred to as the "Transactions" elsewhere in this document.

Due to the disposition of the directory assistance operation in July 2000, the Company has accounted for the directory assistance operation as a discontinued operation and, therefore, the directory assistance operating results are separated in the financial statements from the results of continuing operations and are separately discussed after the income taxes section below.

As a result of the Transactions (Note 8 and 10), third and fourth quarter results will differ significantly from the second quarter and year to date June 30, 2000 results discussed herein. The Company will report significant losses from operations due to consolidation of the Alliance results, significant goodwill amortization and the significant increases in interest related costs.

The  discussion  and  analysis  herein  should be read in  conjunction  with the financial statements and the notes thereto included herein. Much of the discussion in this section involves forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements. The Company wishes to caution readers that these forward-looking statements and any other forward-looking statements made by the Company are based on a number of assumptions, estimates and projections including but not limited to, changes in industry conditions created by federal and state legislation and regulations; successful integration of acquisitions; the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services; retention of our existing customer base and service levels and our ability to attract new customers; continuation of economic growth and demand for wireless and wireline communications services; rapid changes in technology; the competitive nature of the wireless telephone and other communications services industries; the effects of inflation and price changes not being greater than anticipated, adverse changes in the roaming rates

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


we charge and pay; the capital intensity of the wireless telephone business and our debt structure; our substantial debt obligations and our ability to service those obligations; the cash flow and financial performance of our subsidiaries; restrictive covenants and consequences of default contained in our financing arrangements; completion of our anticipated merger with R&B Communications; our opportunities for growth through acquisitions and investments and our ability to manage this growth; the level of demand for competitive local exchange services in smaller markets; our ability to manage and monitor billing; and possible health effects of radio frequency transmission. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

         Revenues

         Our revenues are generated from the following categories:

     o wireless communications, including cellular, paging, voice mail and wireless cable, which consists primarily of video services;

     o wireline communications, including telephone revenues, fiber optic network usage, or carrier's carrier services, Internet, CLEC, long distance and cable television revenues; and

     o other communications services revenues, including revenues from our sale and lease of communications equipment and security alarm monitoring and installation and rental of property and equipment primarily to the Alliances.

         Operating Expenses

         Our operating expenses are generally incurred from the following categories:

     o maintenance and support expenses, including costs related to specific property and equipment, as well as indirect costs such as engineering and general administration of property and equipment;

     o depreciation and amortization, including amortization of goodwill from acquired assets and capital outlays to support continued business expansion;

     o    asset impairment charges, if applicable;

     o customer operations expenses, including marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services and directory services;

     o corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information management, human resources and other general and administrative expenses; and

     o cost of goods sold, which represents our cost of purchasing PCS phones. We sell these to our customers at a price below our cost. Previously, we have netted this discount against our revenues. We have reclassified prior periods to conform them to our new policy of separately reporting cost of goods sold.

         Other Income (Expenses)
         Our other income (expenses) are generated (incurred) from interest income and expense, dividend income, equity income or loss from RSA 5, equity income or loss from the Virginia Alliance and West Virginia Alliance, gain on sale of investments and assets and loss on write-down of investments. Our income statements refer to RSA 5 as the "other wireless investees" and to the Alliances as the "PCS investees."

         Income Taxes
         Our income tax liability and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, losses sustained by the Alliances, net operating losses and related carryforwards, alternative minimum tax credit carryforwards, gain or loss on the sale of assets and investments, write-down of assets and investments, non-deductible amortization, tax and employment credits, and charitable contributions and other tax deductible amounts.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


Results of Operations


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999


     Overview


         Revenue increased $4.9 million, or 29%, from $16.6 million to $21.5 million, and $9.6 million, or 30%, from $32.5 million to $42.1 million for the respective three and six month periods ended June 30, 2000 as compared to 1999. EBITDA decreased $.4 million, or 5%, from $7.4 million to $7.0 million and $.4 million, or 3%, from $14.4 million to $14.0 million, for the respective three and six month periods ended June 30, 2000 over 1999. Operating income decreased $1.1 million, or 24%, from $4.7 million to $3.6 million, and $1.9 million, or 21%, from $9.2 million to $7.3 million for the respective three and six month periods ended June 30, 2000 and 1999.

         These results reflect customer growth from our wireless, CLEC and Internet businesses, with customers from these services totaling 101,900 as of June 30, 2000, a 55,500, or 120%, customer increase from June 30, 1999. This growth came from internal growth and expansion throughout our markets in PCS, Internet and CLEC and from Internet acquisitions. EBITDA decreased due to CLEC start-up losses, which were significant in our new West Virginia markets. Operating income decreased from the prior year comparable quarter and six month period due to the noted decrease in EBITDA coupled with the higher levels of depreciation and goodwill amortization generated from Internet acquisitions and from capital investments in our growth businesses and underlying supporting infrastructure.

         Net income for the three and six months ended June 30, 2000 was $.3 million and $.4 million, respectively. This included a $3.0 million loss ($1.9 million loss after-tax) and $6.7 million loss ($4.1 million loss after tax) for the three and six month periods, respectively, relating to our equity share of losses from our investments in the Alliances, which provide PCS service throughout our Virginia and West Virginia marketplace.

         Net income for the three and six months ended June 30, 1999 was $1.3 million and $2.6 million, respectively. This included a $2.9 million loss ($1.8 million loss after-tax) and $5.3 million loss ($3.3 million loss after tax) for the three and six month periods, respectively, relating to our equity share of losses from our investments in the Alliances, which provide PCS service throughout our Virginia and West Virginia marketplace.

         Operating Revenues

         Operating revenues increased $4.9 million, or 29%, from $16.6 million for the three months ended June 30, 1999 to $21.5 million for the three months ended June 30, 2000. Operating revenues increased $9.6 million, or 30%, from $32.5 million for the six months ended June 30, 1999 to $42.1 million for the six months ended June 30, 2000.

         Wireless Communications Revenues. Wireless communications revenues increased $.4 million, or 7%, and $1.2 million, or 12%, for the respective three and six month periods ended June 30, 2000 as compared to June 30, 1999. Wireless communications revenues were $5.8 million and $11.7 million for the three and six months ended June 30, 2000, as compared to $5.4 million and $10.5 million for the three and six months ended June 30, 1999.

     o Digital and Analog Cellular, Paging and Voicemail Revenue. Revenues for digital and analog cellular, paging, and voicemail increased $.5 million, or 11%, from $4.7 million for the three months ended June 30, 1999 to $5.2 million for the three months ended June 30, 2000 and increased $1.5 million, or 16%, from $9.0 million for the six months ended June 30, 1999 to $10.5 million for the six months ended June 30, 2000. The increase was primarily attributable to customer growth. The Company had 46,900 combined digital, analog cellular and paging customers as of June 30, 2000, which represented a 13% increase in the number of wireless customers from June 1999. Access, airtime and toll revenues increased $.5 million, or 87%, and $1.1 million, or 105% for the respective three and six month periods ended June 30, 2000 over 1999. This was partially offset by both the related direct cost of sales and a $.2 million increase in handset subsidies due to reduced prices for the six months ended June 30, 2000 over 1999.

     o Wireless Cable Revenues. Wireless cable revenues decreased $.1 million, or 16%, from $.7 million for the three months ended June 30, 1999 to $.6 million for the three months ended June 30, 2000 and decreased $.2 million, or 14%, from $1.4 million for the six months ended June 30, 1999 to $1.2 million for the six months ended June 30, 2000.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


         Wireline Communications Revenues. Wireline communications revenues increased $4.5 million, or 44%, and $8.6 million, or 43%, for the three and six month periods ended June 30, 2000 as compared to June 30, 1999, respectively. Wireline communications revenues were $14.7 million and $28.6 million for the three and six months ended June 30, 2000 and were $10.2 million and $20.0 million for the three and six months ended June 30, 1999.

     o Telephone Revenues. Telephone revenues, which include local service, access and toll services, directory advertising and calling feature revenues, increased $.2 million, or 3%, from $7.8 million for the three months ended June 30, 1999 to $8.0 million for the three months ended June 30, 2000 and increased $.5 million, or 3%, from $15.5 million for the six months ended June 30, 1999 to $16.0 million for the six months ended June 30, 2000. The increase was due to an increase in access minutes of 17%, toll minutes of 10%, and access lines of 5%.

     o Fiber Optic Network Usage and CLEC Revenues. Revenues from fiber optic network usage for carrier's carrier services and CLEC operations increased $1.1 million, or 92%, from $1.2 million for the three months ended June 30, 1999 to $2.3 million for the three months ended June 30, 2000 and increased $2.0 million, or 81%, from $2.4 million for the six months ended June 30, 1999 to $4.4 million for the six months ended June 30, 2000. Approximately $1.1 million and $2.0 million of these increases for the three and six month related periods was due to the growth in CLEC customers and revenues. As of June 30, 2000, CLEC customers totaled 12,400, an increase of 10,000 customers from June 30, 1999.

     o Internet Revenues. Revenues from Internet services increased $3.2 million from $.8 million for the three months ended June 30, 1999 to $4.0 million for the three months ended June 30, 2000 and increased $6.1 million from $1.3 million for the six months ended June 30, 1999 to $7.4 million for the six months ended June 30, 2000. This revenue growth was attributable to acquisitions, internal customer growth and improved unit revenues. This growth in Internet services comprised the largest single component of wireline revenue growth in the three months ended June 30, 2000, as Internet and DSL customers grew to 57,300 as of June 30, 2000, an increase of 40,600 customers from June 30, 1999. Internet customer growth from acquisitions accounted for 35,700 of this total, and 9,600 was from internal growth.

     o Wireline Cable Revenues. Wireline cable revenues remained unchanged at $.4 million and $.8 million for the three and six months ended June 30, 2000 and 1999, respectively. This revenue stream is not growing due to a decrease in the level of marketing and sales and other resources deployed to support the operation.

         Other Communications Services Revenues. Other communications services revenues remained unchanged at $1.0 million for the three months ended June 30, 1999 and 2000. Other communications services revenues decreased $.2 million from $2.1 million for the six months ended June 30, 1999 to $1.9 million for the six months ended June 30, 2000. Revenues from phone systems sales and services decreased $.2 million due to a shift in marketing and sales efforts from this business. Our revenues from rentals, primarily for company owned assets, which are being used by the Alliances, remained unchanged.

         Operating Expenses

         Total Operating Expenses. Total operating expenses increased $6.0 million, or 51%, from $11.9 million for the three months ended June 30, 1999 to $17.9 million for the three months ended June 30, 2000. Operating expenses increased $11.5 million, or 49%, from $23.3 million for the six months ended June 30. 1999 to $34.8 million for the six months ended June 30, 2000. This increase was primarily attributable to a $4.4 million and an $8.4 million increase in the operating expenses of the wireline businesses for these three and six month periods, respectively, and a $1.0 million and a $1.8 million increase in the operating expenses of our wireless business for these same periods, respectively. Within the wireline business, Internet and network comprised $2.5 million and $1.5 million, respectively, of the increase for the three months ended June 30, 1999 as compared to June 30, 2000, and $5.1 million and $2.7 million, respectively, for the six month periods then ended. Approximately $2.0 million of the three month increase and $3.8 million of the six month increase came from operations acquired after the second quarter of 1999. The remaining increase in Internet operating expenses is from acquisitions which occurred during the first six months of 1999 and internal expansion within existing markets and into new markets. The fiber optic network operating expense increased as a result of the expenses associated with increased fiber build-out and start-up costs associated with launching or preparing to launch CLEC operations in new Virginia and West Virginia markets.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


         Cost of Goods Sold. Cost of goods sold increased $.8 million, or 43%, from $1.7 million for the three months ended June 30, 1999 to $2.5 million for the three months ended June 30, 2000 and increased $1.4 million, or 39%, from $3.5 million for the six months ended June 30, 1999 to $4.9 million for the six months ended June 30, 2000. Roaming and access accounted for $.6 million and $1.1 million of the increase for the three and six month periods, respectively.

         Maintenance and Support Expenses. Maintenance and support expenses increased $3.0 million, or 96%, from $3.2 million for the three months ended June 30, 1999 to $6.2 million for the three months ended June 30, 2000 and increased $5.6 million, or 90%, from $6.1 million for the six months ended June 30, 1999 to $11.7 million for the six months ended June 30, 2000. This increase was primarily attributable to a $1.7 million and a $3.2 million increase for the three and six month comparable periods from Internet acquisitions occurring after June 30, 1999. Additionally, network and CLEC maintenance and support expenses increased $.9 million and $1.6 million for the three and six month comparable periods resulting from CLEC rollout and engineering and operations support growth. Wireless maintenance and support is up $.3 million for the six month period ended June 30, 2000 versus 1999 due to the rent of tower sites sold in March 2000. Other increases in maintenance and support expenses were consistent with customer and revenue growth.

         Depreciation and Amortization Expenses. Depreciation and amortization expense increased $.7 million, or 28%, from $2.7 million for the three months ended June 30, 1999 to $3.4 million for the three months ended June 30, 2000 and increased $1.6 million, or 30%, from $5.2 million for the six months ended June 30, 1999 to $6.8 million for the six months ended June 30, 2000. This increase was due to an increase in property and equipment of approximately 16%, from $162 million as of June 30, 1999 to $188 million as of June 30, 2000. In addition, goodwill increased $17.9 million from $13.1 million as of June 30, 1999 to $31.0 million as of June 30, 2000 due to Internet acquisitions, which increased goodwill amortization by $.9 million over these same six month periods. Depreciation and amortization as a percent of the related assets increased from 3.0% for the six months ended June 30, 1999 to 3.1% for the six months ended June 30, 2000. This increase is due to a shift in the composition of the asset base to network plant and equipment and a higher amount of goodwill from Internet acquisitions, both of which carry shorter lives.

         Customer Operations Expenses. Customer operations expense increased $.9 million, or 32%, from $2.9 million for the three months ended June 30, 1999 to $3.8 million for the three months ended June 30, 2000 and increased $1.9 million, or 36%, from $5.5 million for the six months ended June 30, 1999 to $7.4 million for the six months ended June 30, 2000. Primary areas of fluctuations were in the Internet and network and CLEC operations. Internet operations increased $.6 million and $1.2 million for the three and six months ended June 30, 2000 over 1999, primarily from acquisitions during 1999. Network and CLEC operations increased $.5 million and $.9 million for the three and six months ended June 30, 2000 over 1999. The growth in this area relates primarily to marketing and sales activities and customer care costs primarily associated with adding new customers.

         Corporate Operations Expenses. Corporate operations expense increased $.6 million, or 38%, from $1.5 million for the three months ended June 30, 1999 to $2.1 million for the three months ended June 30, 2000 and increased $1.1 million, or 36%, from $3.1 million for the six months ended June 30, 1999 to $4.2 million for the six months ended June 30, 2000. Of this increase, $.3 million and $.6 million for the three and six months ended June 30, 2000 over 1999, respectively, related to acquired Internet operations and the remaining increases represent growth in the corporate infrastructure associated with the significant customer growth and the Company's geographic expansion.

         Other Income (Expenses)

         Total other income (expenses) increased $.3 million, or 9%, from $3.2 million for the three months ended June 30, 1999 to $3.5 million for the three months ended June 30, 2000. Other income (expenses) increased $1.9 million, or 32%, from $5.7 million for the six months ended June 30, 1999 to $7.6 million for the six months ended June 30, 2000.

         Other expenses, principally interest, increased $.3 million and $.5 million for the three and six months ended June 30, 2000 versus the comparable prior year periods. These increases were due to additional borrowings under our lines of credit, with total debt increasing by $19.2 million, from $32.4 million as of June 30, 1999 to $51.6 million as of June 30, 2000. As a result of the acquisition and related financing transactions (Note 7), we expect our interest expenses to significantly increase in the future.

         Our share of losses from the Virginia Alliance decreased $.2 million, or 11%, from $1.5 million for the three months ended June 30, 1999 to $1.3 million for the three months ended June 30, 2000 and remained unchanged at $2.8 million for the six months ended June 30, 1999 and 2000. Our share of losses from the West Virginia Alliance, which commenced operations in the latter part of the third quarter of 1998 and expanded significantly in the second quarter of 1999, increased $.2 million, or 15%, from $1.5 million for the three months ended June 30, 1999 to $1.7 million for the three months ended June 30, 2000 and increased $1.4 million, or 57%, from $2.4 million for the six months ended June 30, 1999 to $3.8 million for the six months ended June 30, 2000.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


         Combined customer growth for the Alliances during the three and six months ended June 30, 2000 totaled 8,300 and 19,200 customers, respectively, as total customers exceeded 62,500 as of June 30, 2000. This compares to combined customer growth in the three and six months ended June 30, 1999 of 5,100 and 11,300 customers, respectively. Net sales and gross profit increased 172% and 205%, respectively, for the six months ended June 30, 2000 (Note 4). During this same timeframe, the Alliances experienced higher handset trade-in activity associated with the introduction of next generation, dual mode and data capable handset models. This, coupled with the increase in new customers and the related phone sales volume, resulted in higher phone subsidies of $4.5 million as compared to $1.6 million for the six months ended June 30, 2000 and 1999, respectively.

         In July 2000, upon the Company's exercise of an option to invest $11.4 million in exchange for additional common ownership interest in the VA Alliance and the Company's conversion of its series B preferred ownership interest in the VA Alliance to common interest, the Company's ownership percentage of the VA Alliance increased from 21% to 65%. Based on this, the VA Alliance will be consolidated into the Company's financial statements in future periods. The Company's ownership interests in the VA and WV Alliance will increase to 91% and 79%, respectively, upon completion of the R&B merger (Note 9), which is expected to be completed by the fourth quarter of 2000. After this transaction is completed, both Alliances will be consolidated into our financial statements.

         Equity income from RSA 5 was not material for the three and six months ended June 30, 1999 and 2000. In July 2000, the Company's 22% limited interest in RSA5 was sold to Verizon (previously PrimeCo) as part of consideration for the PrimeCo VA acquisition.

         Income Taxes

         Income taxes decreased $.3 million, or 81%, from $.4 million for the three months ended June 30, 1999 to $.1 million for the three months ended June 30, 2000 and decreased $1.3 million, from $1.2 million for the six months ended June 30, 1999 to a tax benefit of $.1 million for the six months ended June 30, 2000. These decreases were due to the change in the pre-tax income for the comparable periods. Additionally, the effective rate changed from a 37% tax obligation for the six months ended June 30, 1999 to a 22% tax benefit for the six months ended June 30, 2000. The effective tax rate change is due to the continuing operations results turning from a profit to a loss with non-deductible goodwill from 1999 Internet acquisitions being added back to the pretax loss and thus, resulting in a tax benefit significantly below the statutory rate.

         Discontinued Operations

         In May 2000, the Company announced that it had entered into a definitive agreement to sell its directory assistance operations. The Company sold its directory assistance operations in July 2000. All periods presented on the income statement have been restated to reflect the accounting for the directory assistance segment as discontinued operations. Non-incremental corporate overhead of $.2 million for the three month periods ended June 30, 2000 and 1999, and $.4 million and $.3 million for the six month periods ended June 30, 2000 and 1999, respectively, which was previously allocated to this business segment, have been recognized as charges to other operating expenses cash flows in the following segment presentation.

        Liquidity and Capital Resources

         The company has funded its working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under credit facilities. After closing on the PrimeCo VA operations (Note 7) and the related financing, the Company had $175 million in unused borrowings available under its senior credit facility.

         Operating Cash Flows

         In the six months ended June 30, 2000, net cash provided by operating activities was $11.5 million. Principal changes in operating assets and liabilities were as follows: accounts receivable increased $1.6 million resulting from the timing of our receipt of significant customer billings, increased billings and an overall increase of our receivables aging; income taxes changed from a $2.0 million receivable position at December 31, 1999 to a $.1 million payable position at June 30, 2000 primarily as a result of the Company's share of taxable income associated with the Alliances sale of tower assets (Note 5); and accounts payable decreased $.6 million from December 31, 1999 due to the timing of payments.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


        The Company's cash flows used in investing activities for the six months ended June 30, 2000 aggregated $24.6 million and included $17.2 million for the purchase of property and equipment, $9.5 million of which represents significant telephone, network and Internet circuit and network related electronic equipment, $1.3 million relates to significant building and landscape projects and $1.6 million relates to billing software. The remainder is primarily network equipment additions. In connection with the Transactions, the Company recorded $11.6 million of debt financing fees and other professional service costs. Of this amount, $11.2 million was accrued as of June 30, 2000, as noted above, and will be recognized as a cash outlay for investment and financing activities in the consolidated statement of cash flows in the period such amounts are paid. Also in connection with the Transactions, the Company purchased minority ownership interest in RSA6 for $7.4 million, bringing its ownership interest in RSA6 to 95% and, subsequent to June 30, 2000 but prior to the Transactions, purchased the remainder of the minority interest in RSA6. The Company also invested an additional $3.9 million in the Alliances and received repayment for $2.1 million of advances. Also, the Company received $3.2 million from the sale of 10 towers (Note 5). Finally, the Company acquired customers and certain assets of two Internet companies (Note 5) for $1.4 million.

         Net cash used for financing activities for the six months ended June 30, 2000 aggregated $13.2 million which represents payment of dividends on outstanding capital stock of $1.5 million, a redemption payment on the senior notes of $12.7 million (see Note 5 in the 1999 Annual Report to Shareholders), additional borrowing under lines of credit totaling $26.6 million and proceeds from the exercise of stock options totaling $.8 million.

         Under restrictions related to the new debt financing (Note 7), we have discontinued payment of dividends to common shareholders effective for the quarter ending June 30, 2000. This will allow the Company to retain future earnings, if any, to fund the development and growth of its businesses and to service its debt obligations.

         After the completion of the Transactions, our liquidity needs will be influenced by numerous factors including:

     o significantly reduced or negative EBITDA that we expect to continue until at least into 2001, as a result of acquiring capital intensive businesses in their early stages, entering new markets and disposing of businesses that generate positive EBITDA;
     o increased capital expenditures to support planned PCS network growth and expansion, much of which is discretionary in nature, and to support planned customer growth;
     o our own continuing capital expenditures due to our ongoing strategy of offering our services in new markets, adding new products and services, and enhancing organic growth;
     o significant capital expenditures to become an integrated communications provider in many of our existing, newly acquired and other potential markets by offering a broader range of products and services;
     o capital expenditures for the Richmond and Hampton Roads markets (PrimeCo VA acquisition) and R&B Communications; o continued investment in the Alliances; o future acquisitions; and o significantly increased interest expense.

     After the completion of the Transactions, our liquidity sources will include:

     o    cash flow from operations, if any;
     o approximately $69.1 million held in the escrow account to fund the first four interest payments on the senior notes;
     o $175.0 million available under our new credit facility subject to certain conditions;
     o    public and private debt and equity markets;
     o disposition of additional non-core businesses and assets, such as additional cell towers received from Richmond-Norfolk PCS and wireline cable operations, and investments; and
     o    interest on the escrow account.

     We expect capital expenditures for the last six months of 2000 to be between $50 and $70 million and for the year 2001 to be between $80 million to $100 million. We expect these capital expenditures to be used to:

     o    support continued expansion of CLEC and Internet access services;
     o add another building to support employee additions commensurate with the growth in digital PCS, Internet and CLEC customers; and
     o support the expansion of Richmond-Norfolk PCS' and R&B Communications' core businesses.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Conditions And Results Of Operations
                                    Continued


     Richmond-Norfolk PCS and the Alliances have substantially satisfied their FCC build-out requirements. Consequently, the expenditures above are generally discretionary, permitting us to maintain significant flexibility in our business plans and capital expenditures. Since these are generally discretionary expenditures, we cannot assure you when, if ever, these proposed uses will be initiated or completed.

     Based on our assumptions about the future of our operating results, our capital expenditure needs, many of which are discretionary, and the availability of borrowings under our new credit facility and our other sources of liquidity, we believe that we will have sufficient capital resources until we begin generating significant positive EBITDA. However, if any of our assumptions prove incorrect or if we make additional acquisitions, we may not have sufficient capital resources. If so, we may have to delay or abandon some of our anticipated capital expenditures and our ability to make interest and principal payments on the notes will be significantly impaired.

                           CFW COMMUNICATIONS COMPANY

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

        For a description of Legal Proceeding, see the Form 10-Q filed by the Company for the quarter ended March 31, 2000.

Item 2.  Changes In Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission Of Matters To A Vote Of Security Holders

         At the regular Annual Meeting of the Shareholders held April 25, 2000, Class III Directors P.H. Arnold, J.N. Neff, and W.W. Gibbs, being the same as the nominees in the proxy solicitation, were elected.

         The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                                                                            VOTES FOR VS. TOTAL SHARES
           NOMINEE                          FOR                        AGAINST                     OUTSTANDING
------------------------------- ---------------------------- ---------------------------- -------------------------------
P.H. Arnold                             10,481,705                        73,505                      99.3%
W.W. Gibbs                              10,509,396                        45,814                      99.6%
J.N. Neff                                9,635,583                       919,628                      91.3%

        The following continued in their capacity as directors: C.W. McNeely, C.A. Rosberg, J.B. Mitchell, and J.S. Quarforth. C.P. Barger's term expired April 27, 1999 and R.S. Yeago term expired on April 25, 2000, coincident with his planned retirement as a Director.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits

             (27) Financial Data Schedule

         (B) Reports on Form 8-K - Form 8-K dated March 25, 2000, pertaining to the letter agreement with R&B Communications, Inc. for the planned merger, the asset exchange agreement with PrimeCo and the related financing plans.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CFW COMMUNICATIONS COMPANY


August 14, 2000            /s/J. S. Quarforth
                           -----------------------------------
                           J. S. Quarforth, Chairman and Chief Executive Officer








August 14, 2000            /s/M. B. Moneymaker
                           -----------------------------------
                           M. B. Moneymaker, Senior Vice President and
                           Chief Financial Officer, Treasurer, and Secretary