Form 10-Q
period 2000-09-30
CFW COMMUNICATIONS CO
filed 2000-11-16
CIK 829676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    September 30, 2000       Commission File No.  0-16751
                      -----------------------                        -----------

                           CFW COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                                54-1443350
--------------------------------------------------------------------------------
(State or other  jurisdiction of                              (I R S employer
incorporation or organization)                               identification no.)


P. O. Box 1990, Waynesboro, Virginia                                22980
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)



Registrant's telephone number, including area code        540-946-3500
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



Class    COMMON STOCK, NO PAR VALUE           Outstanding 11/14/00    13,129,653
         --------------------------

                           CFW COMMUNICATIONS COMPANY


                                    I N D E X



                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets, September 30, 2000 and
         December 31, 1999                                                 3-4


         Condensed  Consolidated  Statements of Income, Three and Nine
         Months Ended September 30, 2000 and 1999                           5


         Condensed  Consolidated  Statements of Cash Flows Nine Months
         Ended September 30, 2000 and 1999                                  6


         Condensed  Consolidated  Statements of Shareholders'  Equity,
         Three and Nine Months Ended September 30, 2000 and 1999            7


         Notes to Condensed Consolidated Financial Statements             8-14


         Management's  Discussion and Analysis of Financial  Condition
         and Results of Operations                                       15-23


PART II. OTHER INFORMATION                                                 24


SIGNATURES                                                               25-26

                                    CFW COMMUNICATIONS COMPANY

                               Condensed Consolidated Balance Sheets

                                                        September 30,
                                                            2000                December 31,
                                                         (Unaudited)                1999
                                                     --------------------   ---------------------
ASSETS
Current Assets
  Cash and cash equivalents                          $        39,318,550    $           198,240
  Accounts receivable, net of allowance of
    $5.2 million ($1.1 million in 1999)                       25,492,585             12,212,886
  Materials and supplies                                       5,552,622                955,381
  Prepaid expenses and other                                   2,807,669                572,339
  Income tax receivable                                          417,134              1,999,715
  Directory assistance assets                                          -              8,023,326
                                                     --------------------   ---------------------

                                                              73,588,560             23,961,887
                                                     --------------------   ---------------------

Investments and Advances
  Advance to affiliates                                       57,629,800              3,824,585
  Securities and investments                                  24,829,596             39,109,476
  Restricted cash                                             70,258,938                      -

Property and Equipment
  Land and building                                           26,416,750             23,526,095
  Network plant and equipment                                267,288,309            100,938,828
  Furniture, fixtures, and other equipment                    33,147,064             26,158,859
  Radio spectrum licenses                                    383,949,680             15,478,079
                                                     --------------------   ---------------------
     Total in service                                        710,801,803            166,101,861
  Under construction                                          37,797,388              9,124,046
                                                     --------------------   ---------------------

                                                             748,599,191            175,225,907
  Less accumulated depreciation                               69,226,731             55,756,282
                                                     --------------------   ---------------------

                                                             679,372,460            119,469,625
                                                     --------------------   ---------------------

Other Assets

  Goodwill and other intangibles, net of
     accumulated amortization of $5.6 million
     ($2.4 million in 1999)                                  135,302,646             23,411,894
  Deferred charges                                            21,081,717                359,294
  Radio spectrum licenses and license deposits                 7,864,963              7,864,836
                                                     --------------------   ---------------------

                                                             164,249,326             31,636,024
                                                     --------------------   ---------------------

                                                     $     1,069,928,680    $       218,001,597
                                                     ====================   =====================

See Notes to Condensed Consolidated Financial Statements

                                    CFW COMMUNCICATIONS COMPANY

                               Condensed Consolidated Balance Sheets

                                                 September 30, 2000          December 31, 1999
                                                     (Unaudited)
                                               ------------------------     ---------------------
Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable                            $          35,742,925        $        9,552,592
   Customers' deposits                                     2,912,379                   448,995
   Advance billings                                        4,821,476                 2,677,044
   Accrued payroll                                         1,975,879                 1,030,413
   Accrued interest                                        9,473,321                   280,151
   Other accrued  liabilities                              9,844,423                 1,617,206
   Deferred revenue                                        4,985,108                 1,835,694
   Directory assistance liabilities                                -                 2,293,799
                                                  ---------------------     ---------------------

                                                          69,755,511                19,735,894
                                                  ---------------------     ---------------------

Long-Term Debt                                           526,463,138                37,684,783
                                                  ---------------------     ---------------------

Long-term Liabilities
   Deferred income taxes                                  46,630,939                31,077,684
   Retirement benefits                                    11,862,833                10,741,020
   Other                                                  12,703,685                   797,175
                                                  ---------------------     ---------------------

                                                          71,197,457                42,615,879
                                                  ---------------------     ---------------------

Minority Interests                                         1,258,439                 1,781,241
                                                  ---------------------     ---------------------

Redeemable and Convertible, Redeemable
  Preferred stock                                        244,423,499                         -
                                                  ---------------------     ---------------------

Commitments

Shareholders' Equity
   Common stock, no par                                   45,038,404                43,943,136
   Stock warrants                                         22,873,680                         -
   Retained earnings                                      78,449,237                50,385,117
   Unrealized gain on securities available
     for sale, net                                        10,469,315                21,855,547
                                                  ---------------------     ---------------------

                                                         156,830,636               116,183,800
                                                  ---------------------     ---------------------

                                               $       1,069,928,680        $      218,001,597
                                               ========================     =====================

See Notes to Condensed Consolidated Financial Statements.

                                                 CFW COMMUNICATIONS COMPANY

                                        Condensed Consolidated Statements Of Income
                                                        (Unaudited)
                                                        Three Months Ended                    Nine Months Ended
                                                -----------------------------------  -------------------------------------
                                                 September 30,     September 30,       September 30,      September 30,
                                                     2000               1999               2000                1999
                                                ----------------  -----------------  ------------------  -----------------

Operating Revenues
  Wireline communications                       $   15,287,209    $    11,378,606    $   43,859,715      $   31,380,122
  Wireless communications                           17,460,975          5,623,540        29,158,797          16,095,078
  Other communications services                        675,730          1,107,630         2,533,587           3,164,590
                                                ----------------  -----------------  ------------------  -----------------

                                                    33,423,914         18,109,776        75,552,099          50,639,790
                                                ----------------  -----------------  ------------------  -----------------

Operating Expenses
  Cost of sales                                      5,830,494          2,023,212        10,687,541           5,512,961
  Maintenance and support                            8,880,746          4,045,771        20,487,796          10,181,811
  Depreciation and amortization                     12,223,781          2,887,913        18,975,148           8,086,082
  Asset write-down and impairment charges            5,624,672          2,713,221         5,624,672           2,713,221
  Customer operations                               10,978,067          2,870,465        18,369,006           8,311,927
  Corporate operations                               3,362,407          2,096,037         7,520,627           5,163,161
                                                                                                         -----------------
                                                ----------------  -----------------  ------------------

                                                    46,820,167         16,636,619        81,664,790          39,969,163
                                                ----------------  -----------------  ------------------  -----------------

Operating Income (Loss)                            (13,396,253)         1,473,157        (6,112,691)         10,670,627

Other Income (Expenses)
  Equity loss from PCS investees
     VA PCS Alliances                                 (840,531)        (1,297,807)       (3,679,095)         (4,135,859)
     WV PCS Alliances                               (1,933,520)        (1,403,377)       (5,750,428)         (3,834,606)
  Equity income from other wireless investees           12,036             45,665           110,665             133,431
  Gain on sale of assets                            62,633,282          8,366,378        62,633,282           8,366,378
  Other financing costs                             (6,275,625)                 -        (6,275,625)                  -
  Interest expense                                 (12,278,436)          (399,745)      (13,748,241)         (1,076,261)
  Other income, principally interest                 3,039,371             63,128         3,499,201             193,957
                                                ----------------  -----------------  ------------------  -----------------

                                                    30,960,324          6,847,399        30,677,068          10,317,667

Income Taxes                                        12,316,709          2,274,000        12,229,395           3,470,237
                                                ----------------  -----------------  ------------------  -----------------

                                                    18,643,615          4,573,399        18,447,673           6,847,430

Minority Interests                                           -           (122,586)          105,092            (341,144)
                                                ----------------  -----------------  ------------------  -----------------

Income from continuing operations                   18,643,615          4,450,813        18,342,581           6,506,286

Discontinued operations
  Income (loss) from discontinued operations,
    net of tax                                        (290,545)           (73,388)          396,160             505,973
  Gain on sale of discontinued operations,
    net of tax                                      16,496,984                  -        16,496,984                   -
                                                ----------------  -----------------  ------------------  -----------------

Net Income                                          34,850,054          4,377,425        35,235,725           7,012,259

Dividend requirements on preferred stock             5,670,371                  -         5,670,371                   -
                                                ----------------  -----------------  ------------------  -----------------
Net Income applicable to common shares          $   29,179,683    $     4,377,425    $   29,565,354      $    7,012,259
--------------------------------------------------------------------------------------------------------------------------

Net income from continuing operations
  per common share - basic                      $         1.42    $          0.34    $         1.40      $         0.45
Net income from continuing operations
  per common share - diluted                    $         1.38    $          0.34    $         1.37      $         0.45

Net income per common share - basic             $         2.22    $          0.33    $         2.26      $         0.45
Net income per common share - diluted           $         2.16    $          0.33    $         2.21      $         0.45

Average shares outstanding - basic                  13,127,996         13,050,090        13,098,652          13,037,438
Average shares outstanding - diluted                13,516,271         13,110,152        13,359,373          13,093,342

Cash dividends per common share                 $            -    $       0.11475    $      0.11475      $      0.34425
                                                --------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                           CFW COMMUNICATIONS COMPANY

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                             September 30, 2000       September 30, 1999
                                                                          ------------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $   35,235,725         $    7,012,259
Deduct income from discontinued operations                                           (396,160)              (505,973)
Deduct gain on sale of discontinued operations                                    (16,496,984)                     -
                                                                               -----------------      ------------------
Income from continuing operations                                                  18,342,581              6,506,286
Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on disposition of assets and investments                                  (62,633,606)            (8,317,646)
   Asset write-down and impairment charges                                          5,624,672              2,713,221
   Depreciation                                                                    16,420,289              7,402,254
   Amortization                                                                     2,554,859                683,828
   Deferred taxes                                                                  22,802,426              2,476,388
   Retirement benefits                                                              1,121,813                 33,919
   Other                                                                            2,004,176                895,248
   Equity loss from PCS Alliances                                                   9,427,897              7,837,034
   Minority interests, net of distributions                                          (522,802)                37,187
   Other equity gains from investees                                                 (576,591)                     -
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
   Increase in accounts receivable                                                 (7,443,175)               135,258
   (Increase) decrease in materials and supplies                                      179,612             (2,009,988)
   Increase in other current assets                                                  (503,115)              (703,743)
   Changes in income taxes                                                         (9,495,088)             1,171,380
   Increase in accounts payable                                                     5,668,949               (992,849)
   Increase (decrease) in other accrued liabilities                                 6,504,530               (284,164)
   Increase in other current liabilities                                            4,081,369                273,352
                                                                               =================      ==================
Net cash provided by continuing operations                                         13,558,796             17,856,965
Net cash provided by discontinued operations                                         (543,885)            (2,891,456)
                                                                               -----------------      ------------------
Net cash provided by operating activities                                          13,014,911             14,965,509

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                               (34,152,541)           (21,433,647)
Cash payment on purchase of PrimeCo VA                                           (408,643,570)                     -
Investments in restricted cash                                                    (70,258,938)                     -
Proceeds from sale of discontinued operation                                       31,744,225                      -
Purchase of minority interest in cellular partnership                             (10,745,236)                     -
Investments in PCS Alliances                                                      (15,292,138)            (3,892,138)
Repayments from (advances to) PCS Alliances                                       (53,805,215)             4,543,519
Proceeds from sale of tower and investments                                         3,200,000              9,463,434
Purchase of PCS licenses, net of minority interest                                          -             (1,349,898)
Acquisition of internet company and subscribers                                    (1,364,376)            (7,497,652)
Purchase of investments                                                            (5,000,000)                     -
Other                                                                                 381,295                130,954
                                                                               -----------------      ------------------
Net cash used in investing activities                                            (563,936,494)           (20,035,428)
                                                                               -----------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends on common shares                                                    (1,501,234)            (4,492,029)
Payments on senior notes                                                          (12,727,272)            (3,636,364)
Payment of debt financing closing costs                                           (17,721,607)                     -
Proceeds from issuance of preferred stock and warrants                            242,538,128                      -
Proceeds from issuance of long-term debt                                          520,458,884                      -
Payoff of VA PCS Alliance long-term debt                                         (118,570,274)                     -
Additional borrowing (payments) under lines of credit, net                        (23,530,000)            12,893,056
Net proceeds from exercise of stock options                                         1,095,268                362,634
                                                                               -----------------      ------------------
Net cash provided by financing activities                                         590,041,893              5,127,297
                                                                               -----------------      ------------------
Decrease in cash and cash equivalents                                              39,120,310                 57,378
Cash and cash equivalents:
Beginning                                                                             198,240                 42,590
                                                                               -----------------      ------------------

Ending                                                                         $   39,318,550         $       99,968
                                                                               =================      ==================

See Notes to Condensed Consolidated Financial Statements.

                                                     CFW COMMUNICATIONS COMPANY

                                           Consolidated Statements of Shareholders' Equity

                                                                                                       Accumulated
                                                                                                          Other           Total
                                               Common Stock                              Retained     Comprehensive    Shareholders'
                                          Shares          Amount         Warrants        Earnings        Income          Equity
                                        ------------  --------------  --------------  --------------  -------------- --------------
Balance, December 31, 1998              13,016,988    $ 43,527,636    $          -    $ 49,882,849    $          -   $ 93,410,485
Comprehensive income:
   Net Income                                                                            1,339,726
   Unrealized gain on securities
     available for sale, net of $1.0
     million of deferred tax obligation                                                                  1,580,294
   Comprehensive income                                                                                                 2,920,020
Cash dividends                                                                          (1,495,905)                    (1,495,905)
Stock options exercised, net                19,428          75,022                                                         75,022
                                        ------------  --------------  --------------  --------------  -------------- --------------
Balance, March 31, 1999                 13,036,416      43,602,658               -      49,726,670       1,580,294     94,909,622
Comprehensive income:
   Net Income                                                                            1,295,108
   Unrealized gain on securities
     available for sale, net of $1.7
     million of deferred tax obligation                                                                  2,719,995
   Comprehensive income                                                                                                 4,015,103
Cash dividends                                                                          (1,498,100)                    (1,498,100)
Stock options exercised, net                 5,663          76,737                                                         76,737
                                        ------------  --------------  --------------  --------------  -------------- --------------
Balance, June 30, 1999                  13,042,079      43,679,395               -      49,523,678       4,300,289     97,503,362
Comprehensive income:
   Net Income                                                                            4,377,425
   Reversal of unrealized gain on
     securities sold, net of $2.6
     million of deferred tax obligation                                                                 (4,300,289)
   Comprehensive income                                                                                                    77,136
Cash dividends                                                                          (1,498,024)                    (1,498,024)
Stock options exercised, net                11,000         210,875                                                        210,875
                                        ------------  --------------  --------------  --------------  -------------- --------------
Balance, September 30, 1999             13,053,079      43,890,270               -      52,403,079               -     96,293,349
Comprehensive income:
   Net Income                                                                             (519,601)
   Unrealized gain on securities
     available for sale, net of $14.0
     million of deferred tax obligation                                                                 21,855,547
   Comprehensive income                                                                                                21,335,946
Cash dividends                                                                          (1,498,361)                    (1,498,361)
Stock options exercised, net                 7,307          52,866                                                         52,866
                                        ------------  --------------  --------------  --------------  -------------- --------------
Balance, December 31, 1999              13,060,386      43,943,136               -      50,385,117      21,855,547     116,183,800
Comprehensive income:
   Net Income                                                                               48,410
   Unrealized loss on securities
     available for sale, net of $1.0
     million of deferred tax benefit                                                                    (2,409,118)
   Comprehensive income                                                                                                (2,360,708)
Cash dividends                                                                          (1,501,234)                    (1,501,234)
Stock options exercised, net                34,043         382,356                                                        382,356
                                        ------------  --------------  --------------  --------------  -------------- --------------
Balance, March 31, 2000                 13,094,429      44,325,492               -      48,932,293      19,446,429     112,704,214
Comprehensive income:
   Net Income                                                                              337,261

   Unrealized loss on securities
     available for sale, net of $0.4
     million of deferred tax benefit                                                                       685,514
   Comprehensive income                                                                                                 1,022,775
Stock options exercised, net                22,124         421,893                                                        421,893
                                        ------------  --------------  --------------  --------------  -------------- --------------
Balance, June 30, 2000                  13,116,553      44,747,385               -      49,269,554      20,131,943     114,148,882
Comprehensive income:
   Net Income                                                                           34,850,054
   Dividend requirements on preferred
     stock                                                                              (5,670,371)
   Unrealized loss on securities
     available for sale, net of $6.1
     million of deferred tax benefit                                                                    (9,662,628)
   Comprehensive income                                                                                                19,517,055
Issuance of warrants                                                    22,873,680                                     22,873,680
Stock options exercised, net                13,100         291,019                                                        291,019
                                        ------------  --------------  --------------  --------------  -------------- --------------
Balance, September 30, 2000             13,129,653    $ 45,038,404    $ 22,873,680    $ 78,449,237    $ 10,469,315   $ 156,830,636
                                        ------------  --------------  --------------  --------------  -------------- --------------
Comprehensive income:
   For the nine months ended September
     30, 2000                                                                                                        $   7,012,259
                                                                                                                     =============
   For the nine months ended September
     30, 1999                                                                                                        $  18,179,122
                                                                                                                     =============

See Notes to Consolidated Financial Statements.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements


(1) In the opinion of the Company, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 1999, which is derived from audited financial statements, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

(2) Prior to the third quarter transactions described in Notes 6,7,8 and 10, the Company had five primary business segments which have separable management focus and infrastructures and that offer different products and services. These segments are described in more detail in Note 2 of the Company's 1999 Annual Report to Shareholders. As a result of the third quarter transactions noted above, the Company has added a new segment referred to as Wireless PCS. This segment includes the digital PCS results of the Company's RSA 6 digital, VA East and VA PCS Alliance PCS operations. The Company's RSA 6 analog operations, which were disposed of in July 2000 (Note 7) and the Company's voicemail and paging operations, both of which previously were reported under a wireless segment, have been included in Other column. Summarized financial information concerning all reportable segments, as adjusted for all periods for the effect of the Company's discontinued operations (Note
        10), is shown in the following table.

                                   Telephone    Network &     Internet    Wireless PCS      Cable         Other         Total
  (in thousands)                                   CLEC
  --------------------------------------------------------------------------------------------------------------------------------
  For the three months ended September 30, 2000
  Revenues                             $8,059     $2,681       $4,147        $15,315         $598        $2,624          $33,424
  EBITDA                                5,632         38          432         (2,770)         153           967            4,452
  Depreciation &Amortization            1,075        516        1,361          8,140          311           821           12,224
  Asset write-down charge                   -          -            -          5,625            -             -            5,625

  For the three months ended September 30, 1999
  Revenues                             $7,918     $1,507       $1,552         $1,397         $652        $5,083          $18,109
  EBITDA                                5,371        335         (263)          (724)          30         2,325            7,074
  Depreciation &Amortization              933        329          376             21          517           712            2,888
  Asset impairment charge                   -          -            -              -        2,713             -            2,713

  As of and for the nine months ended September 30, 2000
  Revenues                            $24,049     $7,057      $11,559        $19,430       $1,836       $11,621          $75,552
  EBITDA                               16,611       (238)         823         (4,006)         410         4,887           18,487
  Depreciation &Amortization            3,142      1,466        2,868          8,187          973         2,339           18,975
  Asset write-down charge                   -          -            -          5,625            -             -            5,625
  Total segment
     Assets                            50,913     32,511       20,375        636,466       19,528        46,689          806,482
  Corporate assets                                                                                                       263,447
  Total Assets                                                                                                        $1,069,929

  For the nine months ended September 30, 1999
  Revenues                            $23,428     $3,928       $2,818         $3,491       $2,093       $14,882          $50,640
  EBITDA                               16,396        837         (872)        (2,137)         315         6,931           21,470
  Depreciation & Amortization           2,755        879          611             57        1,797         1,987            8,086
  Asset Impairment Charge                   -          -            -              -        2,713             -            2,713

(3) The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, were increased by 169,796 and 60,062 shares for the three months ended September 30, 2000 and 1999, respectively, and by 187,363 and 55,904 shares for the nine months ended

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued


        September 30, 2000 and 1999, respectively, to reflect the assumed conversion of dilutive stock options. Additionally, the Company issued stock warrants in July 2000 (Note 6) and the weighted average number of common shares outstanding increased by 218,479 and 73,358 shares for the three and nine months ended September 30, 2000, respectively, in the computation of diluted earnings per share. The Company currently has 806,948 options outstanding and 1.3 million warrants outstanding to acquire shares of common stock. Of these, 257,042 options and no warrants are currently exercisable.

(4) As of September 30, 2000, the Company had a 65% common ownership interest in the Virginia PCS Alliance, L.C. (VA Alliance), a provider of personal communications services (PCS) serving a 1.7 million populated area in central and western Virginia. The Company is managing the build-out of this area pursuant to a service agreement. PCS operations began throughout the Virginia region in the fourth quarter of 1997. On July 25, 2000, the Company converted its preferred interest to common interest and exercised its right to fund the redemption of the VA Alliances' Series A preferred membership interest. Pursuant to this, the Company increased its common interest from 21% to 65% and commenced consolidating the VA Alliance as of July 26, 2000 (Note 8).

        As of September 30, 2000, the Company had a 45% common ownership interest in the West Virginia PCS Alliance, L.C. (WV Alliance), a PCS provider serving a 2.0 million populated area in West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. The Company is managing the build-out of this area pursuant to a service agreement. The WV Alliance commenced operations in the fourth quarter of 1998, offering services along the Charleston and Huntington corridor and expanded to the northern corridor of West Virginia, including the cities of Clarksburg, Fairmont and Morgantown in the second quarter of 1999.

        Summarized financial information for the VA Alliance and WV Alliance ("Alliances") is contained in the table below.

                                                    Virginia PCS Alliance L.C.
                                                   Condensed Statement of Income
                                                            (Unaudited)
    (Dollars in thousands except per share              Three Months Ended                          Nine Months Ended
    ---------------------------------------             ------------------                          -----------------
      amounts)
                                              September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                                             -------------------- -------------------- -------------------- --------------------
    Operating Revenue
      Subscriber Revenues                    $          3,145     $          2,075     $          8,819     $          5,417
      Wholesale/Roaming Revenues                        2,421                  839                5,357                2,131
      Equipment Revenues                                  265                  240                1,071                  812
      Other Revenues                                      469                  488                1,481                1,464
                                             -------------------- -------------------- -------------------- --------------------
                                                        6,300                3,642               16,728                9,824
                                                                                                      ,
    Operating Expenses, before depreciation
      and amortization
      Cost of Sales                                     2,673                1,565                7,138                4,417
      Maintenance and Support                           2,224                1,607                6,274                4,963
      Customer Operations                               2,668                1,843                7,442                5,697
      Corporate Operations                                698                  398                2,105                1,583
                                             -------------------- -------------------- -------------------- --------------------
                                                        8,263                5,413               22,959               16,660
                                             -------------------- -------------------- -------------------- --------------------

    Operating Cash Flows (EBITDA)                      (1,963)              (1,771)              (6,231)              (6,836)
      Depreciation and Amortization                     2,125                2,642                6,197                7,495
      Asset Write-Down and Impairment                   5,625                    -                5,625                    -
         Charges
                                             -------------------- -------------------- -------------------- --------------------
    Operating Loss                                     (9,713)              (4,413)             (18,053)             (14,331)

    Other Expenses, principally interest,               5,132                1,511               10,439                4,583
      net
                                             -------------------- -------------------- -------------------- --------------------

    Net Loss                                 $        (14,845)    $         (5,924)    $        (28,492)    $        (18,914)
                                             ==================== ==================== ==================== ====================
    Company's Share of Net Loss              $           (841)    $         (1,298)    $         (3,679)    $         (4,136)
                                             ==================== ==================== ==================== ====================

The above table represents full periods of operation. The Company's share of the net loss for the third quarter 2000 and nine months ended September 30, 2000 shown above represents the Company's 21% ownership interest through the period ending July 25, 2000. The operations of the Virginia PCS Alliance L.C. were consolidated into CFW Communications effective July 26, 2000.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued


As a result of the PrimeCo VA acquisition (See Note 6 below) and planned R&B merger, both of which utilize Lucent switch equipment, the Company decided to convert to a uniform Lucent switch equipment platform. Accordingly, the Company has recognized a $5.6 million write-down of its Motorola wireless switch equipment.

In July 2000, the Virginia PCS Alliance redeemed its $12.9 million series A redeemable preferred stock and entered into a new financing agreement with the Company, using the proceeds from such financing to repay $118.3 million of borrowings from the Rural Telephone Finance Cooperative. In connection with these transactions, the Virginia PCS Alliance recognized $1.5 million of make-whole finance charges.

                                                 West Virginia PCS Alliance L.C.
                                                  Condensed Statement of Income
                                                            Unaudited
(Dollars in thousands except per share                  Three Months Ended                        Nine Months Ended
---------------------------------------                 ------------------                        -----------------
  amounts)
  --------                                  September 30, 2000   September 30, 1999   September 30, 2000    September 30, 1999
                                           -------------------- -------------------- --------------------  --------------------
Operating Revenue
  Subscriber Revenues                      $          3,008     $            578     $          7,381      $           985
  Wholesale/Roaming Revenues                            763                  137                1,535                  137
  Equipment Revenues                                    186                  160                  955                  351
  Other Revenues                                          -                    -                    -                    -
                                           -------------------- -------------------- --------------------  --------------------
                                                      3,957                  875                9,871                1,473

Operating Expenses, before depreciation
  and amortization
  Cost of Sales                                       2,197                  702                6,470                1,402
  Maintenance and Support                             1,804                1,110                4,794                2,970
  Customer Operations                                 1,598                  993                5,128                2,568
  Corporate Operations                                  499                  296                1,525                1,302
                                           -------------------- -------------------- --------------------  --------------------
                                                      6,098                3,101               17,917                8,242
                                           -------------------- -------------------- --------------------  --------------------

Operating Cash Flows (EBITDA)                        (2,141)              (2,226)              (8,046)              (6,769)
  Depreciation and Amortization                         550                  613                1,713                1,305
                                           -------------------- -------------------- --------------------  --------------------
Operating Loss                                       (2,691)              (2,839)              (9,759)              (8,074)

Other Expenses, principally interest, net             1,197                  307                2,683                  520
                                           -------------------- -------------------- --------------------  --------------------

Net Loss                                   $         (3,888)    $         (3,146)    $        (12,442)     $        (8,594)
                                           ==================== ==================== ====================  ====================

Company's Share of Net Loss                $         (1,934)    $         (1,403)    $         (5,750)     $        (3,834)
                                           ==================== ==================== ====================  ====================

The operations of the West Virginia PCS Alliance L.C. are reported using the equity method of accounting by CFW Communications for all periods presented. Effective upon the planned merger with R&B Communications, the operations of the West Virginia PCS Alliance L.C. will be consolidated.

In July 2000, the West Virginia PCS Alliance entered into a new financing agreement with the Company, using the proceeds from such financing to repay $51.1 million of borrowings from the Rural Telephone Finance Cooperative. At September 30, 2000 the $57.5 million had been advanced to the WV Alliance which has been reflected as long-term debt in the table below and as Advances to Affiliates in the Company's consolidated balance sheet. In connection with this transaction, the West Virginia PCS Alliance recognized $.3 million of make-whole finance charges.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued


                         West Virginia PCS Alliance L.C.
                             Condensed Balance Sheet
                                    Unaudited
(Dollars in thousands)                         September 30, 2000      December 31, 1999
                                               -------------------     -------------------
Assets
Current Assets                                 $           4,489       $           2,367
Investments                                                    -                   2,506
Property & Equipment, net                                 53,950                  45,422
Other Assets                                               3,117                   3,202
                                               -------------------     ------------------
Total Assets                                   $          61,556       $          53,497
                                               ===================     ==================
Liabilities and Shareholders' Equity
Current Liabilities                            $           3,434       $           3,076
Long-Term Debt                                            57,458                  51,125
Other Long-Term Liabilities                               12,836                       -
Shareholder's' Equity                                    (12,172)                   (704)
                                               -------------------     ------------------
Total Liabilities and Shareholders' Equity     $          61,556       $          53,497
                                               ===================     ==================

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

        In March 2000, the Company sold 10 towers for $3.2 million and the Alliances sold a total of 123 towers for $38.5 million to Crown Castle International Corp ("Crown"). In April 2000, the Alliances sold a total of 18 towers for $5.7 million to Crown. In connection with these transactions, the Company has certain future leaseback and other commitments. Accordingly, gains on the sales have been deferred for book purposes and is being amortized over a ten year expected leaseback period..

(6) On July 26, 2000, the Company closed on the acquisition of PrimeCo Personal Communications, L.P. PCS licenses, assets and operations in the Richmond and Hampton Roads areas of Virginia ("PrimeCo VA") for cash of $408.6 million, the assumption of approximately $20.0 million of lease obligations and the transfer of a limited partnership interest and the assets, licenses and operations of our analog wireless operation, with a combined value of approximately $78.5 million. This acquisition was accounted for under the purchase method of accounting. The Company's results of operations include PrimeCo VA for the period July 26, 2000 through September 30, 2000.

        The Company obtained financing through issuance of unsecured Senior Notes for $280 million, Subordinated Notes for $95 million, a Senior Secured Credit Facility of up to $325 million and various preferred stock offerings of $250 million. These financing transactions closed concurrent with or just prior to the PrimeCo VA acquisition. The Company used the proceeds of the financing vehicles to fund the PrimeCo VA acquisition, to repay substantially all of its existing indebtedness and that of the Alliances, and for future expansion. Prior to this closing, the Company had entered into a bridge financing arrangement which was not utilized. Accordingly, the Company has expensed $5.6 million in bridge financing commitment fees during the period.

        The Senior Notes were issued at 98.61% of par value and contain a 13.0% coupon rate. They mature in August 2010. Approximately $69.1 million was placed in escrow to pre-fund the first four interest payments. The Senior Notes are redeemable early at a redemption price of up to 106.5%, reducing to 100% by August 2008 and contain various financial covenants. Additionally, these notes were issued with warrants to purchase an aggregate of 504,000 shares of the Company's common stock at a price of $47.58 per share. The warrants have been valued at $6.9 million using the Black-Scholes option-pricing model, are exercisable one year from July 2000, and expire August 2010. The Senior Notes were recorded net of the $3.9 million discount associated with the issue price and $6.9 million for the related warrants.

        The Subordinated Notes were issued at par and contain a 13.5% coupon rate. They mature in February 2011. These notes are subordinate to all senior indebtedness, including the senior notes. These notes contain early redemption features similar to the senior notes. The notes were issued with warrants to purchase an aggregate of 300,000 shares of the Company's common stock at a price of $0.01 per share. These warrants have been valued at $12.2 million using the Black-Scholes option-pricing model, are exercisable one year from July 2000 and expire February 2011. The Subordinated Notes were recorded net of the $12.2 million for the related warrants.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued


        As of September 30, 2000, the Company has borrowed $150 million of the $325 million senior secured term loans. The loans contain a tranche A term loan of $50 million, tranche B term loan of $100 million, tranche C term loan of $75 million and a revolving credit facility of $100 million. These loans begin maturing in four years with final maturities occurring in seven to eight years. The loans bear interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The loans contain certain financial covenants and restrictions as to their use.

        The Company has incurred loan origination fees and other closing costs related to the above financing totaling $18.7 million which are classified as deferred charges on the Company's balance sheet. These costs are being amortized using the straight- line method to interest expense over the life of the respective instrument.

        The preferred stock offering contained Series B convertible, redeemable preferred stock of $112.5 million, Series C convertible, redeemable preferred stock of $60.3 million, and Series D redeemable preferred stock of $77.2 million. The Series B preferred stock converts to common stock at $41 per share, contains warrants to purchase an aggregate of 500,000 shares of the Company's common stock at a price of $50 per share and pays an 8.5% per annum dividend. The warrants have been valued at $3.8 million using the Black-Scholes option-pricing model, are exercisable one year from July 2000 and expire February 2011. The Series C preferred stock converts to common stock at $43 per share and pays an 8.5% per annum dividend. The Series C conversion price goes to $45 per share and the dividend rate goes to 5.5% upon shareholder approval. The Series D pays an 18% per annum dividend. Upon shareholder approval, as required within the terms of the Series D preferred stock, the Series D converts to Series C with a conversion price of $45 per share and a dividend rate of 5.5%. Closing costs associated with the preferred stock totaled $11.2 million. These costs are netted against the preferred stock item on the balance sheet. As of September 30, 2000 the Company had accrued a dividend requirement of $5.7 million, in the aggregate for the preferred series based on their current dividend and interest terms and amortization of issuance costs and discounts. This amount has been added to the principal amount of the preferred stock since payment is contemplated to be in additional shares of the respective preferred stock. Accordingly, the $5.7 million has not been reflected in the accompanying Statement of Cash Flows. On December 4, 2000 the Company's shareholders will vote on the revised terms of the Series C Preferred and the conversion of the Series D Preferred and, if approved, the Company would adjust the dividend accrual to reflect the revised dividend terms.

        Concurrent with closing the PrimeCo VA acquisition and above financing, $149.4 million of the amount borrowed under the senior term loans was loaned to the Alliances, which they used to repay their indebtedness to the Rural Telephone Finance Cooperative ("RTFC"). Additionally, of the total proceeds obtained from all financing sources, the Company paid $408.6 million to PrimeCo as part of the acquisition consideration, paid $43.0 million of their outstanding borrowings under previously existing lines of credit, placed $69.1 million in escrow to be used to fund the first four interest payments on the senior notes, acquired additional common ownership interest in the VA Alliance for $11.4 million, and has incurred approximately $36 million in transaction fees and costs and issued warrants valued at $22.9 million relating to all of the transactions discussed herein. Of the total transaction fees and costs, $6.3 million has been recognized as bridge financing costs with the majority of the remainder to be recognized through amortization and accretion over the expected life of the related asset or debt obligation.

        In September 2000, the Company entered into two five-year interest rate swap agreements to modify the interest characteristics on $162.5 million of debt under the $325 million senior credit facility from a variable rate to a fixed rate basis. These agreements involve the Company paying an amount based on a fixed interest rate of 6.8% and receiving an amount based on one-month London Interbank Offered Rates (LIBOR) variable interest rate (6.6% at September 30, 2000), calculated on a $162.5 million notional amount. The senior credit facility provides for payment of a LIBOR based variable interest rate plus an interest rate ranging from 2.75% to 4.0%, depending on the respective loan tranche. At September 30, 2000, with $100 million of Term Loan B and $50 million of Term Loan C outstanding, the interest rate swap provided a fixed rate totaling 10.8% and 9.5% for the Term Loan B and Term Loan C, respectively.

(7) In connection with the aforementioned acquisition of PrimeCo VA, the Company exchanged the cellular analog assets and operations of VA RSA6 and its 22% limited partnership interest in VA RSA5 as part of the consideration paid in the acquisition. The exchange was valued at $78.5 million, in the aggregate, and resulted in a book gain of $62.6 million, before tax. VA RSA6's analog operations contributed revenues of $0.7 million and $ 3.0 million for the three month periods ending September 30, 2000 and 1999, respectively, and contributed revenues of $5.6 million for the period January 1, 2000 through July 25, 2000, the date of disposition, and $8.7 million for the period January 1, 1999 through September 30, 1999. VA RSA6's analog operations contributed EBITDA of $.2 million and $ 1.7 million for the three month periods ending September 30, 2000 and 1999, respectively, and contributed EBITDA of $2.7 million for the period January 1, 2000 through July 25, 2000, the date of disposition, and $4.8 million for the period January 1, 1999 through September 30, 1999. The equity income from VA RSA5 was not material for the periods presented.

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued


(8) Concurrent with the closing of the PrimeCo VA acquisition and the aforementioned debt and equity financing, the VA Alliance redeemed its series A preferred membership interest for $16.8 million. This payment included consideration for redemption of $12.9 million in principal, $2.8 million in accrued interest and $1.1 million in early redemption fees. The Company then exercised its right to fund $11.4 million of this redemption in exchange for additional common membership interest in the VA Alliance. The Company also elected to convert its convertible preferred membership interest in the VA Alliance into common membership interest. These redemptions and conversions increased the Company's common membership interest in the VA Alliance from 21% to 65%. As mentioned in Note 4 above, the Company consolidated the operations of the VA Alliance as of July 26, 2000.

(9) On June 16, 2000, the Company's Board of Directors approved an agreement and plan of merger with R&B Communications, Inc. ("R&B"). Under the terms of that agreement, the Company will issue approximately 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. This transaction remains subject to shareholder and regulatory approval. The transaction will be accounted for using the purchase method of accounting.

        R&B is an Integrated Communications Provider (ICP) supplying local and long distance telephone service, and dial-up and high-speed Internet service to business and residential customers in Roanoke, Virginia and the surrounding area, as well as in the New River Valley of Virginia.

        R&B increased its ownership in the VA Alliance to 26% in the third quarter 2000 by exercising its right to fund $1.6 million of the series A preferred membership redemption and converting its Series B preferred membership interests to common interest. R&B has a 34% common membership interest in the WV Alliance. Upon completion of the merger with R&B, the Company will own 91% and 79% of the VA Alliance and WV Alliance, respectively. Accordingly, the WV Alliance would also be consolidated concurrent with the closing of the R&B merger.

(10) Effective July 11, 2000, pursuant to a stock purchase agreement dated May 17, 2000 with telegate AG, a Federal Republic of Germany corporation, the Company sold the capital stock of CFW Information Services, Inc., through which directory assistance operations are conducted. In exchange, the Company received $32.0 million in cash and $3.5 million in stock from telegate AG and recognized a $27.6 million gain, before tax, ($16.5 million after tax). As such, the directory assistance operation is treated as a discontinued operation in these financial statements. Accordingly, the overhead costs which had been allocated to this business segment, but were not specifically identified and incremental to the directory assistance operations, were reclassified as corporate expenses and included as "other" in Note 2. These costs totaled $.4 million and $.5 million for the nine months ended September 30, 2000 and 1999, respectively, and $.1 million and $.2 million for the three months ended September 30, 2000 and 1999, respectively.

        Components of amounts pertaining to the discontinued operations are reflected in the financial statements and are presented in the following table:

                                                      Three Months Ended                        Nine Months Ended
      (In thousands; unaudited)               September 30,        September 30,        September 30,     September 30,
                                                  2000                  1999                2000               1999
      ------------------------------------ -------------------- --------------------- ------------------ -------------------
      Operating revenues                      $        4            $    3,280           $    6,792         $    9,147
      Operating income                              (493)                 (110)                 639                677
      Income taxes (benefit)                        (187)                  (37)                 252                190
      Income (loss) from operations of
        discontinued segment                  $     (291)           $      (73)          $      396         $      506
      ------------------------------------ ----- -------------- ------ -------------- ----- ------------ ----- -------------

      (In thousands; unaudited)                         September 30, 2000    December 31, 1999
      ------------------------------------------------- -------------------- ---------------------
      Net assets of discontinued operations:
      Current assets                                       $        -            $    1,612
      Property and equipment, net                                   -                 6,411
                                                              --------------        --------------
      Assets of discontinued segment                       $        -            $    8,023
                                                              --------------        --------------
      Current liabilities                                           -                 1,654
      Deferred taxes                                                -                   527
      Retirement benefits                                           -                   113
                                                              --------------        --------------
      Liabilities of discontinued operations               $        -            $    2,294
                                                              --------------        --------------

                           CFW COMMUNICATIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                    Continued


(11) As a result of the PrimeCo VA acquisition and the planned R&B merger, both of which utilize Lucent switch equipment, the Company decided to convert to a uniform Lucent switch equipment platform. Accordingly, the Company has recognized a $5.6 million ($3.4 million after tax)
        write-down of existing equipment in the third quarter 2000. This represents a write-down to its estimated net realizable value with planned disposition in the first half of 2001.

        In the third quarter of 1999, the Company recognized an asset impairment charge relating to certain wireless analog cable equipment of $2.7 million ($1.7 million after tax). The Company provides wireless analog cable services over MMDS spectrum. Acquisitions of MMDS spectrum by Sprint Corp. and MCI WorldCom are expected to accelerate development of digital equipment for high speed digital data, and possibly voice, applications. As a result of these actions, an analysis of cash flows in each market and an assessment of the alternative uses for this spectrum, the Company determined that the carrying value of certain wireless analog cable equipment was impaired. The wireless analog cable equipment, which was deemed to be impaired in value, was written-down to estimated net realizable value of $0.3 million based on the Company's assessment of fair value of similar used equipment.

(12) The effective tax rate for the Company changed significantly, from 35% for the nine months ended September 30, 1999 to 40% for the nine months ended September 30, 2000. The tax rate in 2000 is slightly above the statutory rate due to an increase in non-deductible goodwill from the Internet acquisitions which occurred over the last 18 months and other non-deductible goodwill. Although the nondeductible goodwill increases the effective rate, the percentage increase over the statutory rate is only 1% as income before taxes is significantly higher due to the gains described in Notes 7 and 10. In the prior year, tax credits and the favorable treatment of a significant charitable contribution caused the prior year rate to be below statutory rates. In addition to the increased effective tax rate, the Company is anticipating that its current tax provision will be significantly greater than prior periods as a result of the recognition of the entire tower gain for tax purposes, as well as the gains on sale of the directory assistance (Note
        10). The Company is anticipating the deferral of a significant portion of the tax cost associated with the disposition of its analog cellular assets and operations as a result of the like-kind exchange (Notes 6 and 7).

(13) The Company has entered into a three-year agreement with Lucent which sets forth the commitment, terms and conditions under which the Company would purchase up to $100 million of wireline and wireless equipment and services. As of September 30, 2000, the Company has committed to purchase under this contract approximately $40 million of equipment and services.

(14) The pro forma unaudited results of operations for the nine months ended September 30, 2000 and September 30, 1999, assuming consummation of the transactions more fully described in Notes 6, 7, 8 and 10 as of January 1, 1999 are as follows:

         (In thousands, except per share data)           Nine Months Ended
                                                           September 30th
                                                        2000            1999
                                                    --------------  ------------
         Operating revenues                         $  107,856      $   85,273
         EBITDA                                          4,140          11,217
         Net loss                                      (63,145)        (53,752)
         Dividend requirements on preferred stock       22,750          22,750
         Loss applicable to common shares              (85,895)        (76,503)
         Net loss per common share:
            Basic and diluted                           (6.57)          (5.87)

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations

Overview

         CFW Communications Company (the "Company") is a leading regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers in Virginia, West Virginia, Kentucky, Tennessee and North Carolina. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. As of September 30, 2000, the Company, combined with the VA Alliance and WV Alliance and including the subscribers obtained in the PrimeCo VA acquisition, had approximately 157,700 digital PCS subscribers and approximately 52,500 combined ILEC (incumbent local exchange carrier) and CLEC (competitive local exchange carrier) access lines installed. PrimeCo VA operations accounted for 88,300 of the total PCS subscribers.

         Historically, we have derived much of our revenues from our ILEC services. As a result of our increasing focus on and growth in digital PCS, Internet access and CLEC services, a significant portion of our operating revenues and EBITDA (earnings before interest, taxes, depreciation and amortization and asset write-down and impairment charges) are being generated by businesses other than our ILEC. These newer businesses have generated lower operating margins due to start-up costs associated with expansion into new markets and introduction of new service offerings throughout the region. As we expand our markets through start-up activities and acquisitions of new businesses and introduce new products, we expect these lower operating margins to continue.

         We have recently significantly expanded the scope of the geographic markets that we serve and focused our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services. Through September 30, 2000, we have completed the following:

     o acquisition of the wireless licenses, assets and operations of PrimeCo Personal Communications, L.P. ("PrimeCo") in the Richmond and Hampton Roads, Virginia markets ("PrimeCo VA and referred to within the Company's operations as VA East");
     o issuance and sale of $375 million of debt securities in a private placement;
     o closing on $325 million in new senior credit facility, with $150 million borrowed on the date of the PrimeCo VA closing;
     o payment of existing senior indebtedness and refinancing of the VA & WV Alliance debt obligations;
     o    issuance and sale of Series B, Series C and Series D Preferred Stock;
     o entered into an agreement to acquire certain PCS licenses currently owned by AT&T that will add 2.5 million POPs in certain markets in Maryland and Pennsylvania, with closing remaining subject to regulatory approval;
     o redemption of the series A preferred membership interest in the VA Alliance and conversion of series B preferred membership interest into common interest;
     o dispositions of RSA 5 and the analog assets and operations of RSA 6 in connection with the transaction with PrimeCo;
     o    disposition of our directory assistance operations; and
     o execution of a merger agreement with R&B Communications, an integrated communications provider in a geographic market contiguous to ours. This agreement is subject to regulatory and shareholder approval and is expected to close towards the end of the fourth quarter of 2000 or early 2001.

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

As a result of the Transactions (Notes 6, 7, 8 and 10), third quarter results differ significantly from the first and second quarter of 2000 and the prior year comparable quarters. Additionally, the fourth quarter of 2000 will differ significantly from the third quarter 2000 as the VA East acquisition and VA Alliance consolidation were consummated on July 26, 2000 and therefore, the results of operations contain less than a full quarter of activities for these businesses. The Company will report significant losses from operations due to addition of the VA East operations, consolidation of the VA Alliance results, significant goodwill and licenses amortization and the significant increases in interest related costs.

The  discussion  and  analysis  herein  should be read in  conjunction  with the financial statements and the notes thereto included herein. Much of the discussion in this section involves forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements. The Company wishes to caution readers that these forward-looking statements and any other forward-looking statements made by the

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

Company are based on a number of assumptions, estimates and projections including but not limited to, changes in industry conditions created by federal and state legislation and regulations; successful integration of acquisitions; the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services; retention of our existing customer base and service levels and our ability to attract new customers; continuation of economic growth and demand for wireless and wireline communications services; rapid changes in technology; the competitive nature of the wireless telephone and other communications services industries; the effects of inflation and price changes not being greater than anticipated, adverse changes in the roaming rates we charge and pay; the capital intensity of the wireless telephone business and our debt structure; our substantial debt obligations and our ability to service those obligations; the cash flow and financial performance of our subsidiaries; restrictive covenants and consequences of default contained in our financing arrangements; completion of our anticipated merger with R&B Communications; our opportunities for growth through acquisitions and investments and our ability to manage this growth; the level of demand for competitive local exchange services in smaller markets; our ability to manage and monitor billing; and possible health effects of radio frequency transmission. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

         Revenues

         Our revenues are generated from the following categories:

          o wireless communications, including digital PCS, analog cellular (disposed of on July 26, 2000), paging, voice mail and wireless cable, which consists primarily of video services;
          o wireline communications, including telephone revenues, fiber optic network usage, or carrier's carrier services, Internet, CLEC, long distance and cable television revenues; and
          o other communications services revenues, including revenues from our sale and lease of communications equipment and security alarm monitoring and installation and rental of property and equipment primarily to the Alliances.

         Operating Expenses

         Our operating expenses are generally incurred from the following categories:

          o cost of sales, including handset equipment costs, usage-based access charges, including long distance, roaming charges, and other direct costs. We sell handsets to our customers at a price below our cost. Previously, we have netted these discounts and costs against our revenues. We have reclassified prior periods to conform them to our new policy of separately reporting cost of sales;
          o maintenance and support expenses, including costs related to specific property and equipment, as well as indirect costs such as engineering and general administration of property and equipment;
          o depreciation and amortization, including amortization of goodwill from acquired assets and capital outlays to support continued business expansion;
          o    asset impairment charges, if applicable;
          o customer operations expenses, including marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services and directory services;
          o corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information management, human resources and other general and administrative expenses.

         Other Income (Expenses)
         Our other income (expenses) are generated (incurred) from interest income and expense, dividend income, equity income or loss from RSA 5 (through July 25, 2000), equity income or loss from the Virginia Alliance (through July 25, 2000) and West Virginia Alliance, gain on sale of investments and assets and loss on write-down of investments.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


         Income Taxes
         Our income tax liability and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, losses sustained by the Alliances, net operating losses and related carryforwards, alternative minimum tax credit carryforwards, gain or loss on the sale of assets and investments, write-down of assets and investments, non-deductible amortization, investment and employment tax credits, and charitable contributions and other tax deductible amounts.


Results of Operations


     Overview


         Revenue increased $15.3 million, or 85%, from $18.1 million to $33.4 million, and $25.0 million, or 49%, from $50.6 million to $75.6 million for the respective three and nine month periods ended September 30, 2000 as compared to 1999. EBITDA decreased $2.6 million, or 37%, from $7.1 million to $4.5 million, and $3.0 million, or 14%, from $21.5 million to $18.5 million, for the respective three and nine month periods ended September 30, 2000 and 1999. Operating income decreased $14.9 million from $1.5 million to $(13.4) million, and $16.8 million, from $10.7 million to $(6.1) million for the respective three and nine month periods ended September 30, 2000 and 1999.

         These results reflect customer growth from our wireless, CLEC and Internet businesses, with customers from these services totaling 228,400 as of September 30, 2000, a 162,190 customer increase from September 30, 1999. Over half of this growth was from the acquisition of PrimeCo VA (hereinafter referred to as "VA East"). In addition to this, the Company experienced significant internal growth and expansion throughout our markets in PCS, Internet and CLEC and from Internet acquisitions. EBITDA decreased primarily due to the inclusion of the VA Alliance in the Company's consolidated operating results in the current year and the acquisition of VA East. Also, CLEC start-up losses are in the current versus the prior year due to expansion, particularly in our new West Virginia markets. Operating income decreased from the prior year comparable quarter and nine month period due to the decrease in EBITDA coupled with the higher levels of depreciation and significant increases in amortization of licenses, goodwill and other intangibles generated from acquisitions and from capital investments in our growth businesses and underlying supporting infrastructure. Finally, the Company recognized an asset impairment charge of $5.6 million in the third quarter of 2000 related to wireless switch equipment scheduled to be replaced. An asset impairment charge of $2.7 million was recognized in the third quarter of 1999 related to wireless analog cable equipment.

         Net income for the three and nine months ended September 30, 2000 was $34.9 million and $35.2 million, respectively. The nine month results included a gain of $62.6 million ($37.6 million, net of tax) on the exchange of RSA6 analog assets and operations, along with the Company's 22% limited partnership interest in VA RSA5 in connection with the VA East acquisition. Also, the Company recognized a gain on the sale of the directory assistance segment of $27.6 million ($16.5 million, net of tax) and non-recurring bridge financing commitment charges of $6.3 million. Interest expense net of interest income, amounted to $10.2 million ($6.1 million after tax), and the Company's share of unconsolidated PCS losses totaled $2.8 million ($1.7 million after tax) and $9.4 million ($5.7 million after tax) for the three and nine months ended September 30, 2000, respectively. As discussed in Note 3, the Alliances were accounted for on the equity method prior to the consolidation of the VA Alliance on July 26, 2000.

         Net income for the three and nine months ended September 30, 1999 was $4.4 million and $7.0 million, respectively. This included a $2.7 million loss ($1.6 million loss after-tax) and $8.0 million loss ($4.8 million loss after tax) for the three and nine month periods, respectively, relating to our equity share of losses from our investments in the Alliances.

         Operating Revenues

         Operating revenues increased $15.3 million, or 85%, from $18.1 million for the three months ended September 30, 1999 to $33.4 million for the three months ended September 30, 2000. Operating revenues increased $25.0 million, or 49%, from $50.6 million for the nine months ended September 30, 1999 to $75.6 million for the nine months ended September 30, 2000.

         Wireless Communications Revenues. Wireless communications revenues increased $11.8 million, and $13.1 million, or 81%, for the respective three and nine month periods ended September 30, 2000 as compared to September 30, 1999. Wireless communications revenues were $17.4 million and $29.2 million for the three and nine months ended September 30, 2000, as compared to $5.6 million and $16.1 million for the three and nine months ended September 30, 1999.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


     o Digital PCS Revenue. Revenues for digital PCS increased $13.9 million from $1.3 million for the three months ended September 30, 1999 to $15.2 million for the three months ended September 30, 2000 and increased $15.9 million from $3.5 million for the nine months ended September 30, 1999 to $19.4 million for the nine months ended September 30, 2000. The increase was primarily attributable to the consolidation of the VA Alliance into the Company's operating results (Notes 4 and 8), the acquisition of VA East (Note 6) and significant customer growth in the Company's core market. Consolidation of the VA Alliance and the acquisition of VA East accounted for 91% and 82% of the total increase in the three and nine months ended September 30, 2000 versus the prior year comparable periods. Excluding customers from the WV Alliance, as their revenue is not included in the results of operations, the Company had 133,500 digital customers as of September 30, 2000, which represented a 108,800 increase in the number of digital customers from September 1999.

     o Other Wireless Revenues. Revenues for analog cellular, paging and voicemail decreased $2.0 million, or 56%, from $3.6 million for the three months ended September 30, 1999 to $1.6 million for the three months ended September 30, 2000 and decreased $2.6 million, or 25%, from $10.5 million for the nine months ended September 30, 1999 to $7.9 million for the nine months ended September 30, 2000. This decrease reflects the absence of analog cellular revenues for over two months in the third quarter 2000, as that business was sold in connection with the VA East acquisition (Note 7) on July 26, 2000.

     o Wireless Cable Revenues. Wireless cable revenues decreased $.1 million, or 14%, from $.7 million for the three months ended September 30, 1999 to $.6 million for the three months ended September 30, 2000 and decreased $.3 million, or 12%, from $2.1 million for the nine months ended September 30, 1999 to $1.8 million for the nine months ended September 30, 2000.

         Wireline Communications Revenues. Wireline communications revenues increased $3.9 million, or 34%, and $12.5 million, or 39%, for the three and nine month periods ended September 30, 2000 as compared to September 30, 1999, respectively. Wireline communications revenues were $15.3 million and $43.9 million for the three and nine months ended September 30, 2000 and were $11.4 million and $31.4 million for the three and nine months ended September 30, 1999.

     o Telephone Revenues. Telephone revenues, which include local service, access and toll services, directory advertising and calling feature revenues, increased $.2 million, or 1.8%, from $7.9 million for the three months ended September 30, 1999 to $8.1 million for the three months ended September 30, 2000 and increased $.5 million, or 2.6%, from $23.5 million for the nine months ended September 30, 1999 to $24.0 million for the nine months ended September 30, 2000. The increase was due to an increase in access minutes of 11%, toll minutes of 16%, and access lines of 5%.

     o Fiber Optic Network Usage and CLEC Revenues. Revenues from fiber optic network usage for carrier's carrier services and CLEC operations increased $1.2 million, or 80%, from $1.5 million for the three months ended September 30, 1999 to $2.7 million for the three months ended September 30, 2000 and increased $3.2 million, or 80%, from $3.9 million for the nine months ended September 30, 1999 to $7.1 million for the nine months ended September 30, 2000. Approximately $1.2 million and $3.0 million of these increases for the three and nine month related periods was due to the growth in CLEC customers and revenues. As of September 30, 2000, CLEC customers totaled 13,168, an increase of 9,168 customers from September 30, 1999.

     o Internet Revenues. Revenues from Internet services increased $2.5 million, from $1.6 million for the three months ended September 30, 1999 to $4.1 million for the three months ended September 30, 2000, and increased $8.8 million, from $2.8 million for the nine months ended September 30, 1999 to $11.6 million for the nine months ended September 30, 2000. This revenue growth was attributable to acquisitions, internal customer growth and improved unit revenues. This growth in Internet services comprised the largest single component of wireline revenue growth in the three months ended September 30, 2000, as Internet and DSL customers grew to 57,600 as of September 30, 2000, an increase of 25,900 customers from September 30, 1999. Internet customer growth from acquisitions accounted for 16,300 of this total, and 9,600 was from internal growth.

     o Wireline Cable Revenues. Wireline cable revenues remained unchanged at $.4 million and $1.2 million for the three and nine months ended September 30, 2000 and 1999, respectively. This revenue stream is stable due to a decrease in the level of marketing and sales and other resources deployed to support the operation.

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


         Other Communications Services Revenues. Other communications services revenues decreased $.4 million, or 36%, from $1.1 million to $.7 million for the three months ended September 30, 1999 and 2000, respectively. Other communications services revenues decreased $.6 million, or 19%, from $3.1 million for the nine months ended September 30, 1999 to $2.5 million for the nine months ended September 30, 2000. Revenues from phone systems sales and services decreased $.4 million due to a shift in marketing and sales efforts from this business. Our revenues from rentals, primarily for company owned assets, which are being used by the Alliances, decreased $.2 million as rental from the VA Alliance had to be eliminated subsequent to the consolidation of this business into the Company's results from operations.

         Operating Expenses

         Total Operating Expenses. Total operating expenses increased $30.2 million, from $16.6 million for the three months ended September 30, 1999 to $46.8 million for the three months ended September 30, 2000. The consolidation of the VA Alliance and the acquisition of VA East accounted for $27.5 million, or 91%, of the total increase. An asset write-down charge of $5.6 million in the third quarter 2000 as compared to an asset impairment charge of $2.7 million in the third quarter 1999 accounted for $2.9 million of the increase. Operating expenses, excluding depreciation and amortization and asset write-down and impairment charges, increased $27.9 million, or 96%, from $29.2 million for the nine months ended September 30, 1999 to $57.1 million for the nine months ended September 30, 2000. The combined effect of the consolidation of the VA Alliance and the acquisition of VA East accounted for 59% of the total increase for the nine month periods ended September 30, 1999 and 2000. Wireline operating expenses increased $3.2 million and $11.6 million for the three and nine month periods, respectively, and wireless operating expenses increased $15.1 million and a $16.9 million for the same periods, respectively. Within the wireline business, Internet and network comprised 100% and 94% of the total wireline increases for the three and nine months ended September 30, 1999 and 2000, respectively.

         Cost of Goods Sold. Cost of goods sold increased $3.8 million, from $2.0 million for the three months ended September 30, 1999 to $5.8 million for the three months ended September 30, 2000 and increased $5.2 million, or 94%, from $5.5 million for the nine months ended September 30, 1999 to $10.7 million for the nine months ended September 30, 2000. Of this increase, $3.4 million is from the addition of VA Alliance and VA East.

         Maintenance and Support Expenses. Maintenance and support expenses increased $4.8 million, from $4.0 million for the three months ended September 30, 1999 to $8.8 million for the three months ended September 30, 2000, and increased $10.3 million, from $10.2 million for the nine months ended September 30, 1999 to $20.5 million for the nine months ended September 30, 2000. This increase was attributable to the addition of the VA Alliance and VA East in the consolidated results for approximately the last two months of the period. These entities accounted for $8.8 million of the total three and nine month increases. Additionally, $3.1 million of the increase came from Internet acquisitions occurring after September 30, 1999. Also, network and CLEC maintenance and support expenses increased $.6 million and $2.1 million for the three and nine month comparable periods resulting from CLEC rollout and engineering and operations support growth. Other wireless maintenance and support is down $.6 million for the nine month period ended September 30, 2000 as compared to 1999 due to the sale of the analog business in July 2000. Other increases in maintenance and support expenses were consistent with customer and revenue growth.

         Depreciation and Amortization Expenses. Depreciation and amortization expense increased $9.3 million, from $2.9 million for the three months ended September 30, 1999 to $12.2 million for the three months ended September 30, 2000, and increased $10.9 million, from $8.1 million for the nine months ended September 30, 1999 to $19.0 million for the nine months ended September 30, 2000. Of this increase, $7.0 million (of which $1.9 million was amortization of goodwill and other intangible assets, and $1.8 million was from amortization of PCS licenses) came from the addition of the VA Alliance and VA East. Network and CLEC depreciation increased $.8 million and $1.1 million for the three and nine months ended September 30, 2000 as compared to 1999. This increase was due to an increase in property and equipment of approximately 43%, from $21.3 million as of September 30, 1999 to $30.5 million as of September 30, 2000. This increase is due to a shift in the composition of the asset base to network plant and equipment and a higher amount of goodwill from Internet acquisitions, both of which carry shorter lives.

         Customer Operations Expenses. Customer operations expense increased $8.1 million, from $2.9 million for the three months ended September 30, 1999 to $11.0 million for the three months ended September 30, 2000, and increased $10.1 million, or 121%, from $8.3 million for the nine months ended September 30, 1999 to $18.4 million for the nine months ended September 30, 2000. Aside from the $6.2 million increase attributable to the addition of the VA Alliance and VA

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


East, primary areas of increase were in the Internet and Network and CLEC operations, which increased a combined $1.2 million and $3.2 million for the three and nine months ended September 30, 2000 as compared to 1999. These increases relate primarily to marketing and sales activities, customer care costs primarily associated with adding new customers, and the 1999 internet acquisitions, which were added in the last four months of 1999.

         Corporate Operations Expenses. Corporate operations expense increased $1.3 million, or 60%, from $2.1 million for the three months ended September 30, 1999 to $3.4 million for the three months ended September 30, 2000 and increased $2.3 million, or 46%, from $5.2 million for the nine months ended September 30, 1999 to $7.5 million for the nine months ended September 30, 2000. Of this increase, $.1 million and $.8 million for the three and nine months ended
September 30, 2000 over 1999, respectively, related to acquired Internet operations and $.6 million relates to the VA Alliance and VA East. The remaining increases represent growth in the corporate infrastructure associated with the significant customer growth and the Company's geographic expansion.

         Other Income (Expenses)

         Total other income (expenses) increased $39.0 million, from $5.4 million for the three months ended September 30, 1999 to $44.4 million for the three months ended September 30, 2000. Other income (expenses) increased $37.2 million, from an expense of $.4 million for the nine months ended September 30, 1999 to other income of $36.8 million for the nine months ended September 30, 2000.

         Gains on sale of assets increased $54.2 million, from $8.4 million for the three and nine months ended September 30, 1999 to $62.6 million for the three and nine months ended September 30, 2000. The $8.4 million increase from the prior year related to the gain on sale of a tower and the sale of the Company's holdings in American Telecasting, Inc. The $62.6 million gain in the current year related to the sale of the 22% limited partnership interest in RSA5 and the disposition of the RSA6 analog assets and operations (Notes 6 and 7).

         The Company incurred bridge commitment financing fees and related expenses of $6.3 million in the third quarter of 2000 (Note 6).

         Interest expense increased $11.9 million and $12.7 million for the three and nine months ended September 30, 2000 versus the comparable prior year periods. These increases were due to additional financing to fund acquisitions and other third quarter transactions, and to fund future growth activity in an expanded market (Notes 6, 7, and 8). Other income, principally interest, increased $3.0 million and $3.3 million for the three and nine months ended September 30, 2000 as compared to 1999. This interest is generated from the $70 million of restricted cash required by debt covenants and the $57 million advance to the WV Alliance in connection with the refinancing of its indebtedness with the Rural Telephone Finance Cooperative in contemplation of the pending consolidation of the WV Alliance (Notes 4, 6 and 9).

         Our share of losses from the Virginia Alliance decreased $.5 million, or 35%, from $1.3 million for the three months ended September 30, 1999 to $.8 million for the three months ended September 30, 2000 and decreased $.4 million, or 11%, from $4.1 million to $3.7 million for the nine months ended September 30, 1999 and 2000. This is primarily due to the fact that equity accounting was used through July 25, 2000 after which, as a result of the Company converting its preferred interest to common interest and exercising its right to fund $11.4 million of the VA Alliance's series A preferred interest and thus obtaining a controlling interest (increasing from 21% to 65%), the Company began consolidating the VA Alliance results of operations. Our share of losses from the West Virginia Alliance, which commenced operations in the latter part of the third quarter of 1998 and expanded significantly in the second quarter of 1999, increased $.5 million, or 38%, from $1.4 million for the three months ended September 30, 1999 to $1.9 million for the three months ended September 30, 2000 and increased $1.9 million, or 50%, from $3.8 million for the nine months ended September 30, 1999 to $5.7 million for the nine months ended September 30, 2000. The Company's ownership interests in the VA and WV Alliance will increase to 91% and 79%, respectively, upon completion of the R&B merger (Note 9), which is expected to be completed by the fourth quarter of 2000 or early in the first quarter of 2001. After this transaction is completed, both Alliances will be consolidated into our financial statements.

         Combined customer growth for the Alliances from September 30, 1999 to September 30, 2000 totaled 127,200, with total customers exceeding 157,000 as of September 30, 2000. Net sales increased $15.3 million for the nine months ended September 30, 2000 from $11.3 million for the nine month period ending September 30, 1999 (Note 4).

         Equity income from RSA 5 was not material for the three and nine months ended September 30, 1999 and 2000. In July 2000, the Company's 22% limited interest in RSA5 was sold to Verizon (previously PrimeCo) as part of consideration for the PrimeCo VA acquisition (Note 7).

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


         Income Taxes

         Income taxes increased $10.0 million, from $2.3 million for the three months ended September 30, 1999 to $12.3 million for the three months ended September 30, 2000, and increased $8.7 million, from $3.5 million for the nine months ended September 30, 1999 to $12.2 million for the nine months ended September 30, 2000. These increases were due to the change in the pre-tax income for the comparable periods. Additionally, the effective rate changed from a 34.8% tax obligation for the nine months ended September 30, 1999 to a 39.7% tax obligation for the nine months ended September 30, 2000. The effective tax rate change is due to the continuing operations results turning from a profit to a loss with non-deductible goodwill from 1999 Internet acquisitions being added back to the pre-tax loss, offset by significant gains. This results in a tax obligation greater than the statutory rate.

         Discontinued Operations

         In May 2000, the Company announced that it had entered into a definitive agreement to sell its directory assistance operations. The Company sold its directory assistance operations in July 2000. All periods presented on the income statement have been restated to reflect the accounting for the directory assistance segment as discontinued operations. Non-incremental corporate overhead of $.2 million for the three month periods ended September 30, 2000 and 1999, and $.4 million and $.5 million for the nine month periods ended September 30, 2000 and 1999, respectively, which was previously allocated to this business segment, have been included in operating expenses of continuing operations.

        Liquidity and Capital Resources

         The Company has funded its working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under credit facilities. After closing on the PrimeCo VA operations (Note 7) and the related financing, the Company had $175 million in unused borrowings available under its senior credit facility.


        Operating Cash Flows

         In the nine months ended September 30, 2000, net cash provided by operating activities was $13.0 million. Principal changes in operating assets and liabilities were as follows: accounts receivable increased $7.4 million resulting from the inclusion of the VA Allianceand VA East accounts receivable totaling $10.2 million, offset by improved aging on receivables and increases in receivable reserves; income taxes receivable changed from $2.0 million at December 31, 1999 to $.4 million at September 30, 2000 due to taxes due on the business dispositions (Note 6, 7, and 10) offset by tax benefits primarily from PCS operating losses; and accounts payable and other liabilities changed by $16.3 million from December 31, 1999, again primarily due to the inclusion of the VA Allianceand the VA East operation in the Company's consolidated financial position at September 30, 2000.

        The Company's cash flows used in investing activities for the nine months ended September 30, 2000 aggregated $563.9 million and include the following:
     o    $34.2 million for the purchase of property and equipment,
     o $408.6 million representing the cash portion of the acquisition price for PrimeCo VA (Note 6),
     o $70.3 million cash outlay relates to the purchase of restricted cash investments equal to the first two years interest payments on the senior notes,
     o $31.7 million of proceeds from the sale of the directory assistance operation (Note 10),
     o $10.7 million cash outlay for the purchase of minority interest in the cellular business which was subsequently disposed of through a non-cash like-kind asset exchange in connection with the PrimeCo VA acquisition,
     o $15.3 of investments in the WV Alliance and VA Alliance ($3.9 million in scheduled equity contributions and $11.4 million in connection with the purchase of controlling common ownership interest (Note 8)),
     o $53.8 million of net advances to the Alliances, the majority of which was to the WV Alliance in order for them to pay off their existing long-term debt in contemplation of the pending consolidation (Note 9),
     o $3.2 million received from the sale of 10 towers and $1.4 million cash outlay to acquire Internet subscribers (Note 5), and
     o $5.0 million purchase of RTFC capital certificates in connection with RTFC participation in the senior credit facility.

         Net cash provided by financing activities for the nine months ended September 30, 2000 aggregated $590.0 million which represents the following:

     o Payment of dividends on outstanding common stock of $1.5 million in the first quarter 2000,
     o redemption payment on the senior notes of $12.7 million (see Note 5 in the 1999 Annual Report to Shareholders),
     o $17.7 million in payments for investment banking, legal and other professional services associated with the issuance of long-term debt,
     o $242.5 million in proceeds from the issuance of preferred stock and the related warrants and $520.5 million in proceeds from the issuance of long-term debt (Note 6),
     o    $118.6 million cash outlay to payoff certain VA Alliance debt,
     o $23.5 million of cash outlay to payoff the Company's existing lines of credit, and
     o    $1.1 million of net proceeds from the exercise of stock options.

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

                           CFW COMMUNICATIONS COMPANY

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

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

     After the completion of the Transactions, our liquidity sources include:

     o    cash flow from operations, if any;
     o approximately $70.3 million held in the escrow account to fund the first four interest payments on the senior notes;
     o $175.0 million available under our new credit facility subject to certain conditions;
     o    public and private debt and equity markets;
     o disposition of additional non-core businesses and assets, such as additional cell towers owned in VA East and wireline cable operations, and investments; and
     o    interest on the escrow account.

     We expect capital expenditures for the last three months of 2000 to be between $30 and $40 million and for the year 2001 to be between $80 million to $100 million. We expect these capital expenditures to be used to:

     o    support continued expansion of CLEC and Internet access services;
     o add another building to support employee additions commensurate with the growth in digital PCS, Internet and CLEC customers; and
     o support the continued expansion of VA East, VA Alliance and WV Alliance operations.

     VA East and the Alliances have substantially satisfied their FCC build-out requirements. Consequently, the expenditures above are generally discretionary, permitting us to maintain flexibility in our business plans and capital expenditures. Since these are generally discretionary expenditures, we cannot assure you when, if ever, these proposed uses will be initiated or completed.

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

        Not applicable


Item 5.  Other Information

        Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits

             (27) Financial Data Schedule

(B)      Reports on Form 8-K

         Form 8-K dated July 10, 2000, pertaining to the Agreement and Plan of Merger with R&B Communications and the Letter Agreement with PrimeCo relating to the Asset Exchange Agreement. Also attached are financial statements of CFW Communications, PrimeCo's Richmond Major Trading Area, R&B Communications, West Virginia PCS Alliance and Virginia PCS Alliance.

         Form 8-K dated July 24, 2000, pertaining to the Stock Purchase Agreement with telegate AG.

         Form 8-K dated August 4, 2000, pertaining to the Asset Exchange Agreement with PrimeCo, the Articles of Amendment to CFW's Articles of Incorporation relating to the Series B, Series C and Series D preferred stock, the Senior Notes Indenture, the Subordinated Notes Indenture, the Warrant Agreement with The Bank of New York, the Warrant Agreement with WCAS Capital Partners, the Warrant Agreement with Welsh, Carson, Anderson & Stowe VIII, L.P., the Amended and Restated Shareholders Agreement with Welsh, Carson, Anderson & Stowe and Amendment No. 1 to the Rights Agreement.

         Form 8-K/A dated August 4, 2000, amending notes to CFW's financial statements filed in the Form 8-K dated July 10, 2000.

         Form 8-K/A dated August 14, 2000, incorporating pro forma consolidated financial information from the Form 8-K dated July 24, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CFW COMMUNICATIONS COMPANY


November 14, 2000            /s/J. S. Quarforth
                             --------------------------------------------------
                             J. S. Quarforth, Chairman and Chief
                             Executive Officer








November 14, 2000            /s/M. B. Moneymaker
                             --------------------------------------------------
                             M. B. Moneymaker, Senior Vice President and
                             Chief Financial Officer, Treasurer, and Secretary