Form 10-K405
period 2000-12-31
NTELOS INC
filed 2001-03-30
CIK 829676

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                  ACT OF 1934

                    For fiscal year ended December 31, 2000

                                 ------------
                                      OR
                                 ------------

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from _______ to ____________________________________


                        Commission file number: 0-16751

                                 ------------

                                  NTELOS INC.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Virginia                                   54-1443350
    --------------------------------              ---------------------------
     (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                 identification number)

    P. O. Box 1990, Waynesboro, Virginia                     22980
  ----------------------------------------          -----------------------
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code   540-946-3500
                                 ---------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of Each Class          Name of Each Exchange on Which Register
     ------------------------     ---------------------------------------
              None                                   None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
   -------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO  _____
     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2001, $262,404,275 (In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The aggregate market value has been computed based upon the average of the bid and asked prices as of March 13, 2001.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:  Common Stock, no par value

Outstanding March 13, 2001 16,852,922 shares

DOCUMENTS INCORPORATED BY REFERENCE

   Information from the following documents has been incorporated by reference in this report:

   --- Annual Report to Shareholders for year ended December 31, 2000 - PARTS I
       AND II

   --- Proxy Statement for 2001 Annual Meeting of Shareholders - PARTS I AND III

                                    PART I

Item 1. BUSINESS

     We are a regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers in Virginia, West Virginia, Kentucky, Tennessee and North Carolina. We own our own digital PCS licenses, fiber optic network, switches and routers, which enable us to offer our customers end-to-end connectivity in many of the regions we serve.

     Our business encompasses both wireless and wireline communications services:

 .    Wireless. Our wireless business consists primarily of digital PCS services, which we offer in Virginia, West Virginia, North Carolina and Kentucky. We complement our wireless voice services with wireless Internet and data services. We began offering digital PCS services in late 1997 and offered analog cellular until July 2000. Our PCS network utilizes digital CDMA technology. As of December 31, 2000, we owned licenses covering approximately 8.5 million pops (and have pending licenses for 2.5 million additional pops pursuant to an exchange agreement with AT&T) and provided PCS services to approximately 168,400 subscribers.

 .    Wireline. We provide ILEC and CLEC services in Virginia, West Virginia and
     Tennessee. As an ILEC, we own and operate a 104-year-old local telephone company. As of December 31, 2000, our ILEC had approximately 39,700 residential and business access lines installed. As a CLEC, we serve nine markets in three states and intend to continue our expansion into contiguous and other nearby markets. Since commencing CLEC operations in mid-1998, we have grown our number of installed business access lines to approximately 14,600 as of December 31, 2000. In addition, we provide wireline Internet access through a local presence in Virginia, West Virginia, Tennessee and North Carolina. We offer high-speed data services, such as dedicated service and DSL, and dial-up services in a growing number of markets within these three states. As of December 31, 2000, our Internet customer base totaled approximately 59,200 dial-up subscribers and 1,600 DSL subscribers.

     Our wireless and wireline businesses are supported by our fiber optic network, which currently includes 1,700 route-miles. This network gives us the ability to originate, transport and terminate much of our customers' communications traffic in many of our service markets. We also use our network to back-haul communications traffic for our retail services and to serve as a carrier's carrier, providing transport services to third parties for long distance, Internet and private network services. Our fiber optic network is connected to and marketed with adjacent fiber optic networks in the mid-Atlantic region.

     Financial information about industry segments is incorporated herein by reference to Note 2 of the Notes to Consolidated Financial Statements found on pages 20 through 21 in the Annual Report of NTELOS Inc. to its Shareholders for the year ended December 31, 2000.

Business Strategy

     Our objective is to be the leading integrated communications provider in our expanding region of operations. The key elements of our business strategy are to:

     Increase Market Share by Establishing Service-Driven Customer Relationships through a Local Presence. We intend to grow our business by leveraging our local presence and continuing our focus on providing high levels of customer satisfaction. We plan to accomplish this by increasing local retail outlets in our new markets and expanding our business to business sales team for face-to-face sales and personalized client care. We intend to enhance our local presence by continuing our support of the communities that we serve, including corporate and employee participation in community programs, and expanding this support to our target markets. We also plan to pursue an aggressive branding campaign. We will reinforce our customer relationships by continuing to provide integrated, personalized customer care in each of our markets. We intend to do this through our retail locations, which also serve as customer care centers, and our 24 hours-a-day, 365 days-a-year call centers.

     Accelerate Growth by Offering Bundled Services. We intend to accelerate our growth by offering a broad range of communications services in a bundled package and on a single bill. In new markets, we also intend to build our own facilities, connect the new market to our existing infrastructure and then market our broad range of communications services as an integrated communications provider. We also plan to broaden our service offerings by offering DSL services to residential customers. We believe that by cross-selling multiple products and services, we are building new customer relationships, strengthening the partnership with existing customers and increasing customer retention.

     Leverage Our Fiber Optic Network, Infrastructure and Technologies. Our infrastructure, including our fiber optic network, switches and routers, is a technologically-advanced communications facility that connects many of our markets. We intend to offer our broad range of communications services in many of our markets and deliver those services over infrastructure that we control and maintain. We plan to continue expanding our network. We also intend to continue using our network to serve as a carrier's carrier, offering switching and transport services to other communications carriers. As Internet and data transmission markets grow, we plan to utilize our network infrastructure to deliver high-speed broadband data applications to our customers. We also intend to use our PCS bandwidth capacity, which ranges from 10 MHz to 40 MHz in our markets, and our LMDS and MMDS wireless spectrum to capitalize on opportunities in the growing market for wireless Internet access and data transmission.

     Accelerate Growth Through Acquisitions. We intend to expand our market reach by pursuing strategic acquisitions of communications businesses that will provide us access to contiguous and other nearby markets or additional products or services. We seek acquisition targets that offer products and services that we can integrate into our existing operations and networks.

Recent Developments

     We have expanded the geographic region that we serve and focused our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services. We are also divesting non-strategic assets. Transactions that were completed in 2000 and the first quarter of 2001 include the:

 .    acquisition of PrimeCo PCS' Virginia assets and operations (also referred to herein as VA East);

 .    merger with R&B Communications;

 .    agreement to acquire certain PCS licenses currently owned by AT&T that will add 2.5 million pops in certain markets in Pennsylvania; and

 .    sales of our membership interest in RSA5, our RSA6 wireless analog operations, our directory assistance operations and communications tower sites.

     Virginia East PCS Operations

     A key component of our business strategy is to significantly expand our digital PCS business. As part of that expansion, we acquired on July 26, 2000, Richmond 20 MHz L.L.C, which owned the wireless operations of PrimeCo PCS, L.P. in the Richmond-Norfolk, Virginia market. In exchange, we paid PrimeCo $408.6 million in cash, transferred to PrimeCo the assets and license comprising the analog cellular operations of the RSA6 partnership and our partnership interest in RSA5, and assumed approximately $20.0 million of indebtedness in the form of leveraged lease obligations. Richmond 20 MHz L.L.C now comprises our Virginia East wireless operations.

     R&B Communications, Inc.

     Pursuant to an agreement and plan of merger, we merged with R&B Communications, Inc. ("R&B Communications") on February 13, 2001, by issuing approximately 3.7 million shares of our common stock for all of the issued and outstanding shares of R&B Communications common stock. The merger was a tax-free reorganization and was accounted for as a purchase.

     R&B Communications is an integrated communications provider offering a broad range of products and services, including ILEC, CLEC, Internet access, data transmission facilities and paging and long distance telephone services. NTELOS and R&B Communications have pursued joint initiatives in the Virginia and West Virginia communications markets for a number of years, including ValleyNet, a fiber optic consortium, the Virginia PCS Alliance, L.C. (the "VA Alliance") and the West Virginia PCS Alliance, L.C. (the "WV Alliance" and, together with the VA Alliance, the "Alliances"), through which both of us conduct PCS operations, and acquisitions of several digital PCS and LMDS wireless spectrum licenses. R&B Communications operates as an ILEC in Botetourt County, Virginia and offers its CLEC services in Roanoke, Virginia and the New River Valley of Virginia. Our merger with R&B Communications gives us 91.1% and 78.9% interests in the VA Alliance and the WV Alliance, respectively. The merger will also add approximately 200 miles to our fiber optic network. As of December 31, 2000, R&B Communications served approximately 2,100 Internet subscribers and had approximately 5,900 CLEC and 12,300 ILEC access lines installed.

     PCS License Acquisitions

     Pursuant to an exchange agreement with AT&T Corp. and certain affiliates, dated as of June 26, 2000, AT&T has agreed to transfer its PCS spectrum to us. In exchange, we agreed to transfer to AT&T certain wireless communications services, or WCS, licenses that we own. Under the terms of the agreement, AT&T agreed to assign to us PCS 10 MHz spectrum licenses in certain markets in Pennsylvania in exchange for our assignment to AT&T of our WCS license in Richmond, Virginia. The proposed acquisition of the AT&T PCS licenses would add
2.5 million new pops to our PCS license footprint in strategically located, contiguous geographic markets. These pops are not currently built out.

     Divestitures

     In 2000, we divested certain of our non-strategic assets and operations, including our wireless analog and directory assistance operations and certain communications tower sites. In connection with our acquisition of Richmond-Norfolk PCS, we transferred to PrimeCo the assets and license comprising the analog cellular operations of RSA6, a partnership in which we owned a 100% interest, and all of our 22% limited partnership interest in RSA5.

     We sold our directory assistance operations. Pursuant to a stock purchase agreement with telegate AG, a public company in Germany, on July 11, 2000, we sold to telegate AG the capital stock of

CFW Information Services Inc. through which we conducted our directory assistance operations. In exchange, we received $35.5 million in cash ($32 million in July 2000 and $3.5 million in January 2001).

     In March 2000, we sold to Crown Communication Inc. ("Crown"), for approximately $46.4 million, 145 communications tower sites that were owned by either us, the VA Alliance or the WV Alliance. In April 2000, we sold to Crown an additional six tower sites for approximately $1.1 million. In June 2000, we sold to Crown an additional three tower sites for approximately $.6 million. We are leasing back space on these tower sites under a leaseback agreement with Crown.


Our Wireless Markets

     The following table sets forth information as of December 31, 2000, regarding estimated market pops, market MHz held and total MHz pops in the digital PCS markets in which we operate and the markets in which we have licenses but do not yet operate:

Market Name                                         POPs*            MHz Held        MHz POPs
-----------                                        -------          ----------      ----------
Operating Markets
Virginia
  Charlottesville..............................      215,300             30           6,459,000
  Danville/Martinsville........................      258,700             30           7,761,000
  Harrisonburg.................................      143,100             20           2,862,000
  Staunton/Waynesboro..........................      109,400             30           3,282,000
  Lynchburg....................................      158,400             30           4,752,000
  Norfolk/Virginia Beach.......................    1,763,400             20          35,268,000
  Richmond-Petersburg..........................    1,210,400             20          24,208,000
  Roanoke......................................      639,600             30          19,188,000
  Winchester...................................      158,100             30           4,743,000

West Virginia
  Charleston...................................      487,000             30          14,610,000
  Huntington, WV and Ashland, KY...............      369,100             30          11,073,000
  Morgantown...................................      107,000             25           2,675,000
  Clarksburg...................................      193,900             10           1,939,000
  Fairmont.....................................       56,400             40           2,256,000
  Beckley......................................      168,200             40           6,728,000
                                                  ----------                        -----------
   Total Operating Market                          6,038,000                        147,804,000
                                                  ----------                        -----------

Non-Operational Markets
Virginia
  Brunswick-Mecklenburg........................       45,300             30           1,359,000
  Fredericksburg...............................      136,300             10           1,363,000

West Virginia
  Bluefield....................................      177,300             30           5,319,000
  Logan........................................       41,000             30           1,230,000
  Parkersburg, WV and Marietta, OH.............      181,800             30           5,545,000
  Wheeling.....................................      212,400             40           8,496,000

  Williamson, WV and Pineville, KY.............      186,200             30           5,586,000

Ohio
  Portsmouth...................................       95,700             30           2,871,000

Pennsylvania
  Altoona**....................................      223,900             25           5,597,500
  Harrisburg**.................................      687,400             10           6,874,000
  Johnstown**..................................      235,900             10           2,359,000
  Lancaster**..................................      457,000             10           4,570,000
  Reading**....................................      356,000             10           3,560,000
  State College**..............................      133,900             10           1,339,000
  Williamsport**...............................      160,600             10           1,606,000
  York-Hanover**...............................      463,300             10           4,633,000

Tennessee
  Kingsport....................................      686,200             10           6,862,000

Maryland
  Cumberland...................................      160,100             40           6,404,000
  Hagerstown...................................      354,600             20           7,092,000
                                                  ----------                        -----------
   Total Licensed Markets                          4,994,900                         82,574,500
                                                  ----------                        -----------

   Total Wireless Markets                         11,032,900                        230,378,500
                                                  ==========                        ===========

-----------------
* Population estimates as published in Kagan's 1999 Cellular /PCS Pops Book. ** Includes pending licenses for 10 MHz in each of the markets identified pursuant to an exchange agreement with AT&T, as described elsewhere in this report.

Products and Services

Wireless

     Digital PCS. Our digital PCS packages provide the following affordable and reliable services:

 .    Digital Features. The features of our basic PCS service include voice mail with notification, caller ID, call waiting, three-way calling and call forwarding. For an additional fee, we also provide wireless Internet access.

 .    Nationwide Service. Our nationwide roaming agreements and dual-mode handsets allow our customers to roam on wireless networks of other wireless providers. We have a nationwide roaming agreement with Sprint that allows our PCS customers to make and receive calls when roaming on the Sprint digital CDMA network. The Sprint network currently offers digital service in more than 4,000 cities, including the 50 largest U.S. metropolitan areas.

 .    Advanced Handsets. We offer single, dual and tri-mode handsets employing
     CDMA technology, which allow customers to make and receive calls on both CDMA PCS and analog frequency bands. These handsets allow roaming on digital or analog networks where our digital PCS service is not available. These handsets are equipped with preprogrammed features such as speed dial and last number redial.

 .    Extended Battery Life. The CDMA handsets that we offer provide extended battery life. These handsets generally offer four days of standby and two and one-half hours of talk time battery life. Handsets operating on a digital system are capable of saving battery life while turned on but not in use, improving efficiency and extending the handset's use.

 .    Enhanced Voice Quality. Our CDMA technology offers enhanced voice quality and clarity, powerful error correction, less susceptibility to call fading and enhanced interference rejection, as compared to analog cellular systems, all of which result in fewer dropped calls.

 .    Privacy and Security. Our PCS services provide secure voice transmissions encoded into a digital format, designed to prevent eavesdropping and unauthorized cloning of subscriber identification numbers.

 .    Customer Care. We offer customer care 24 hours-a-day, 365 days-a-year.
     Customers can call our toll-free customer care number from anywhere. Our PCS handsets can be preprogrammed with a speed dial feature that allows customers to easily reach customer care at any time. Our local retail stores also serve as customer contact centers, where customers can receive personalized customer service.

 .    Simple Rate Plans. Customers can select from rate plans that include expanded local, state or regional one-rate calling areas. Our business and residential PCS customers can also bundle nationwide toll-free calling and Internet access at a discount with their basic PCS services.

 .    Prepay Plans. In addition to our traditional PCS packages, we also offer a prepay alternative. With our prepay plans, we have no contract with the customer, no credit check is conducted and we do not bill the customer. The customer prepays for talk time and purchases additional time by credit card, through our customer care network, or by purchasing prepaid calling cards from a variety of convenient locations.

     Wholesale Wireless Services. We also provide digital PCS services on a wholesale basis to other PCS service providers. We have a ten-year agreement with Horizon Personal Communications, Inc., a Sprint affiliate, to provide wholesale PCS services to Horizon in Charlottesville, Danville, Lynchburg, Martinsville, Roanoke, Staunton and Waynesboro, Virginia; Beckley, Bluefield, Clarksburg, Elkins, Fairmont, Huntington and Morgantown, West Virginia; and Ashland, Kentucky. Horizon uses our network to provide retail service to its customers in these 15 markets. Our sales of wholesale PCS services complement our retail sales to leverage our network infrastructure. In addition, Sprint customers can roam on our network under a preferred roaming agreement.

     Other Wireless Services. We own and operate wireless cable systems in the Charlottesville, Roanoke Valley, Shenandoah Valley and Richmond, Virginia markets. These systems currently provide wireless cable service to approximately 10,900 customers. We offer our subscribers up to 25 basic cable channels, including ESPN, CNN, TBS and MTV, and one to three premium channels, including HBO, the Disney Channel and Showtime. We also provide our customers with paging services that cover most of Virginia. As of December 31, 2000, we had approximately 19,700 paging customers. We offer numeric, alphanumeric, tone-only and tone and voice paging services, as well as wide-area paging.

     New Products and Services. We recently began offering our PCS customers mobile Internet access, which they can utilize by connecting their wireless handsets to a laptop or other handheld device. Our wireless Internet access enables PCS customers to send and receive e-mail or other information any time they are on a CDMA network. Our CDMA technology also supports direct Internet access from a handset. We are currently developing this product and expect it to become widely marketed with the availability of data-capable handsets.

Wireline

     Our wireline communications services include ILEC and CLEC services, Internet access, including high-speed DSL and dial-up, and data transmission services. We also own and operate a fiber optic cable network, switches and routers through which we deliver many of our services.

     ILEC and CLEC. We currently provide ILEC and CLEC services in Virginia, West Virginia and Tennessee. As an ILEC, we own and operate a 104-year-old telephone company in western Virginia that serves business and residential customers. In February 2001, through our merger with R&B Communications, we acquired the R&B ILEC, a 100-year-old telephone company in southwestern Virginia that serves business and residential customers. As a CLEC, we serve business customers in nine markets with interconnection agreements with Verizon and Sprint.

     We offer our ILEC and CLEC customers voice services that include the following:

 .    Custom Calling Features. We offer a broad range of custom calling features, including call waiting, continuous redialing, caller ID and voice mail.

 .    Centrex Services. We offer our business customers Centrex services, which replace a customer's private branch exchange, or PBX, system. In lieu of a PBX system, our Centrex services provide the switching function, along with multiple access lines.

 .    Long Distance Services. We provide long distance within the local access transport area served by our ILEC. We offer domestic and international long distance services to our ILEC and CLEC customers through resale arrangements with interexchange carriers such as AT&T and MCI WorldCom.

     Internet. We provide Internet access services in Virginia, West Virginia, Tennessee and North Carolina. We offer our Internet customers value-added services that include the following:

 .    Local Dial-Up Internet Access. We offer dial-up Internet access through 60 local Internet points of presence. We offer multiple e-mail accounts, free software and personal disk space.

 .    Dedicated Internet Access. We provide dedicated high-speed Internet connectivity, including frame relay, ATM and leased line services.

 .    High-Speed DSL Access. We offer DSL Internet access. DSL technology enables a customer to receive high-speed Internet access through its copper telephone line.

 .    Web Hosting. We host over 3,000 domains on both UNIX and Windows NT servers. In addition to Web hosting, we offer Web site design and development through NetAccess. Domain services, collocation agreements and Internet marketing services are also available.

     Fiber Optic Network. We own and operate a fiber optic cable network that is currently 942 route-miles. Our fiber optic network provides a backbone for the delivery of our ILEC, CLEC, Internet access and digital PCS services to business and residential customers. Our network enables us to originate, transport and terminate communications traffic within our service territory, facilitating our ability to control quality and contain network operating costs. A portion of our network is a part of a fiber network managed by ValleyNet, a partnership of us and four other communications companies that have interconnected their networks to create a 872 route-mile, nonswitched, fiber optic network from Carlisle, Pennsylvania, through the Interstate 81 corridor in Virginia, to Johnson City, Tennessee. The ValleyNet network is connected to and marketed with other adjacent fiber networks, including Carolinas FiberNet, GPU Telecom Services, Inc., Kentucky Data Link and America's Fiber Network, creating an approximately 11,000 route-mile connected fiber optic network that serves ten states.

     We also use our network to serve as a carrier's carrier, leasing capacity on our network to other communications carriers for the provision of long distance services, private network facilities and Internet access. In addition, we are a minority owner of a newly formed fiber optic cable joint venture, America's Fiber Network, LLC, which controls an approximately 7,000-mile network extending from New York to Chicago to Johnson City, Tennessee. We are also a regional partner in the nationwide signaling system network operated by Illuminet Holdings, Inc. As a regional partner, we lease capacity to Illuminet on our mated pair of signal transfer points. Our pair of signal transfer points is currently one of 12 pairs comprising the Illuminet network.

     The percentage of total sales contributed by each class of service is as follows:

                                   2000      1999      1998
                                   ----      ----      ----
Wireline communications            52.7%     63.2%     64.6%
Wireless communications            44.3%     31.1%     30.3%
Other communications services       3.0%      5.8%      5.1%

Sales and Marketing

     We use several sales channels to distribute our products and services. These channels include company-owned retail stores and kiosks, a direct and telesales sales force and third-party indirect sales agents. We seek to have a strong retail presence in the markets that we serve, and therefore focus our sales efforts on our retail locations. Each of our retail locations is staffed with locally-based sales and customer service representatives. We use our retail locations to provide face-to-face personalized product sales and client care. We also have account representatives assigned to the small to medium-sized business market segment and other account representatives assigned to the large business market segment.

     Our marketing strategy focuses on our position as an integrated communications provider. Our strategy is comprised of the following key elements, which apply to each of our products and services across all of our markets:

 .    provide value-added products and services through bundled packages;

 .    provide exceptional customer service; and

 .    serve as a strong corporate citizen and integral part of the community.

We seek to use these elements to position us as a customer's first choice for complete communications solutions.

     We strengthen our local presence through corporate and employee support of the communities in our markets. We participate in local charities, community organizations and chambers of commerce. We use our local presence to pursue an aggressive branding campaign, primarily by advertising through radio, newspapers and television. Our target demographics are individuals in the 25 to 54 year-old range and small to medium-sized businesses.

Network Infrastructure and Technology

     Wireless

     Wireless digital signal transmission is accomplished through one of three protocols: CDMA, TDMA or GSM, none of which are compatible. We deliver our PCS services through CDMA technology. Our CDMA network includes four wireless switches with seven centralized base station controllers, or CBSCs, supporting more than 700 base transceiver stations, or BTSs. We collocate a 3Com inter-working unit with each switch to enable wireless data access. We use various configurations of Motorola BTS equipment to provide cost-efficient radio frequency coverage. We enhance PCS backhaul facilities through the use of Tellabs digital cross-connect systems, or DCS, equipment located at strategic BTS locations. The DCSs consolidate the T-1 facilities from multiple BTSs for efficient backhaul to the wireless switch.

     Wireline

     Our network infrastructure and supporting services form a communications backbone through which we deliver ILEC, CLEC, Internet access and digital PCS services. Owning and operating our own network facilities enhances our ability to control the quality of our products and services and generate operating efficiencies and economies of scale. One of our operating strategies has been to deploy new technology to increase operating efficiencies and to provide a platform for the delivery of new services to our customers. We believe that we have been among the leaders in the communications industry in infrastructure development. We began providing digital and private line service to our customers in 1986. We have installed fiber optic cable between our main switches and our remote switching units. Our digital fiber network provides faster call completion, improved transmission quality, lower costs and the ability to offer a broader range of communications services and products.

     Our wireline network includes two Lucent 5ESS digital switches, which provide end-office and tandem functions for both our ILEC and CLEC businesses in Virginia. We have twelve remote switching modules deployed throughout our ILEC territory and three more supporting our CLEC markets. Another Lucent 5ESS digital switch, located in Charleston, supports our CLEC business in West Virginia. We act as a regional node on Illuminet's nationwide SS7 network using an Alcatel signal transfer point.

     We use Lucent Any Media and Advanced Fiber Corporation UMC1000 digital loop carriers throughout our ILEC and CLEC access network. Pairgain high-bit-rate DSL transport equipment is used to provide T-1 speeds where conditioned facilities are not readily available. We provide our voicemail services on a Glenayre platform. Our network operations center monitors our wireline, wireless and data networks on a continuous basis using a Harris network management system.

Competition

     Many communications services can be provided without incurring an incremental charge for an additional unit of service. For example, there is virtually no marginal cost for a carrier to transmit a call over its own network. As a result, once there are several facilities-based carriers providing a service in a given market, price competition is likely and can be severe. As a result, we have experienced price competition, which is expected to continue. In each of our service areas, additional competitors could build facilities. If additional competitors build facilities in our service areas, this price competition may increase significantly.

     Wireless

     We compete in our territory with both wireless analog and wireless digital communications service providers. Several wireless carriers compete in portions of our market areas, including Alltel Mobile, AT&T/SunCom, Horizon Personal Communications, Nextel, Sprint PCS, Verizon Wireless, and affiliates of some of these companies. Many of these competitors have financial resources and customer bases greater than ours. Some wireless providers are able to offer free services, including, among others, free long distance, free incoming calls and free wireless Internet access. Many of them also have more established infrastructures, marketing programs and brand names. In addition, some of our competitors offer coverage in areas not serviced by our PCS network, or, because of their calling volumes or their affiliations with, or ownership of, wireless providers, offer roaming rates lower than ours.

     We believe that a growing number of PCS operators will likely compete with us in providing some or all of the services available through our network and may provide services that we do not. Additionally, we expect that existing analog cellular providers, some of which have been operational for a number of years and have significantly greater financial and technical resources and customer bases than us, will continue to upgrade their systems to provide digital wireless communication services competitive with ours. We also face competition from resellers, which provide wireless service to customers but do not hold FCC licenses or own facilities. We compete with wireless providers that have greater resources than ours that may build their own digital PCS networks in areas in which we operate.

     In addition, we will compete with paging, dispatch and conventional mobile telephone companies in our digital PCS markets. Potential users of PCS systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display, as well as tone-only service, may be adequate for potential customers who do not need to speak to the caller.

     Wireline

     ILEC and CLEC Services. Several factors have resulted in increased competition in the local telephone market over the past 15 years, including:

 .    growing customer demand for alternative products and services;

 .    technological advances in the transmission of voice, data and video;

 .    development of fiber optics and digital electronic technology;

 .    a decline in the level of access charges paid by interexchange carriers to local telephone companies to access their local networks; and

 .    legislation and regulations, including the Telecommunications Act of 1996, designed to promote competition.

     As the ILEC for Waynesboro, Clifton Forge, Covington, Troutville, Fincastle, Eaglerock and Oriskany, Virginia, and the surrounding counties, we are subject to competition from CLECs. Although no CLECs have entered our incumbent markets to compete with us, it is possible that one or more may enter our markets to compete for our largest business customers. The regulatory environment governing

ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access. Cable operators are also entering local exchange markets in selected locations. Other sources of potential competition include wireless service providers.

     Our CLEC operations compete primarily with local incumbent telephone companies and, to a lesser extent, other CLECs. Currently, we face competition in our CLEC markets from several other CLECs, including Adelphia, Fibernet, and Comscape. We also face, and will continue to face, competition from other current and potential future market entrants.

     Internet. We currently offer our Internet and data services in small, underserved markets. The Internet industry is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable and wireless access. We believe this will likely occur as large diversified communications and media companies acquire ISPs and as ISPs consolidate into larger, more competitive companies. Our competition includes:

 .    access and content providers, such as America Online, the Microsoft Network and Prodigy;

 .    local, regional and national Internet service providers, such as PSINet and
     EarthLink;

 .    the Internet services of regional, national and international communications companies, such as AT&T, BellSouth and MCI WorldCom;

 .    regional Bell operating companies, such as Verizon; and

 .    online services offered by incumbent cable providers.

     Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for Internet services, causing us to reduce, or preventing us from raising, our fees.

Miscellaneous

     Seasonal effect on the business is not material, however roaming traffic is typically higher in the summer months. No extended payment terms are made to customers. Orders for installation of services are being filled on a current basis. No material part of the business is done with the Government. Research and development is performed by our suppliers.

     We believe we are in compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. We do not anticipate any material effect on capital expenditures for environmental control facilities at any time in the future in order to maintain its compliance.

     We employed over 1,200 regular full-time and part-time persons as of December 31, 2000.

Regulation

     Our communications services are subject to varying degrees of federal, state and local regulation. Under the Communications Act of 1934, as amended by the Telecommunications Act of 1996, or the Telecommunications Act, the FCC has jurisdiction over the regulation of interstate and international common carrier services and over the allocation, licensing, and regulation of radio services. At the federal level, the Federal Aviation Administration also regulates antenna structures used by us and the Department of Justice shares jurisdiction with the FCC over the competitive aspects of communications mergers and acquisitions. Our common carrier services are also regulated to different degrees by state public service commissions, and local zoning and public works authorities have jurisdiction over public rights-of-way and antenna structures that can affect the coverage and speed of roll-out of our services. In recent years, the regulation of the communications industry has been in a state of transition as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in communications markets. The FCC and state regulatory commissions have adopted many new rules to implement this legislation and encourage competition.

     At present, many of the services we offer are unregulated or subject only to minimal regulation. Our Internet services are not considered to be common carrier services, although regulatory treatment of Internet services is evolving and such services may become subject, at least in part, to some form of common carrier regulation. Our wireless digital PCS service is considered commercial mobile radio services ("CMRS") and subject to common carrier regulation. At this time, however, the FCC has declined to impose any rate regulation on such services and the states are preempted from engaging in entry or rate regulation, although the states may regulate the other terms and conditions of such offerings and may petition the FCC for the right to extend their regulations under certain circumstances.

     Changes in rules or regulatory policy by the FCC and state regulatory commissions can have a significant impact on the pricing and competitive aspects of our services and we could become subject to more pervasive regulations, or have new aspects of our operations regulated, at any time.

Federal Common Carrier Regulation

     Interstate common carriers are subject to obligations under the Telecommunications Act, including, among other things, requirements to:

 .    provide service upon reasonable request;

 .    avoid unjust or unreasonable discriminations among customers;

 .    obtain prior approval for entry into and exit from certain activities;

 .    file and maintain tariffs describing their rates, terms and conditions for certain services; and

 .    interconnect with other carriers, including obligations to unbundle service offerings in certain circumstances, and provide reciprocal compensation.

Federal Regulation of the Wireless Communications Industry

     The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless communications systems in the United States. CMRS providers are considered "common carriers" and are subject to the obligations of such carriers, except where specifically exempted by the FCC. For example, the FCC has concluded that CMRS providers are entitled to enter into reciprocal compensation arrangements with local exchange carriers, but has declined at this time to classify CMRS providers themselves as local exchange carriers subject to the obligations of the Telecommunications Act. These regulations could change at some point in the future and impose additional operating costs or restrictions on us.

     We also hold certain digital PCS and other radio licenses under the FCC's rules for designated entities, which enabled us to take advantage of bidding credits and federal financing because we met certain financial limits. These rules, however, restrict us from entering into certain transactions and seeking certain investments that may cause a change in our status. The FCC's designated entities rules provide for, among other things, a number of disclosure and trafficking restrictions to ensure that benefits received by designated entities are not assigned to non-qualifying entities. Licenses set aside for designated entities cannot be assigned, and control of a designated entity holding such licenses cannot be transferred for at least five years from the date of license grant except to other designated entities. If a designated entity licensee seeks to undergo a transfer of control or to assign its licenses, it may be required to pay back all, or a portion, of its bidding credits and government financing benefits and to pay off all debt owed to the federal government.

Federal Regulation of ILEC, CLEC and Interexchange Services

     The Telecommunications Act requires ILECs to provide access to their networks to competing carriers. Among other things, the Telecommunications Act requires ILECs to:

 .    provide physical collocation, which allows CLECs and other interconnectors to install and maintain their own network equipment in ILEC central offices, or virtual collocation if requested or if physical collocation is demonstrated to be technically infeasible;

 .    unbundle components of their local service networks so that other providers of local service can compete for a wider range of local services;

 .    establish "wholesale" rates for their services to promote resale by CLECs and other competitors;

 .    allow interconnection for the provision of local services at any technically feasible point; and

 .    disclose certain technical information.

     Interconnection Agreements. In order to obtain access to an ILEC's network, a competitive carrier is required to negotiate an interconnection agreement with the ILEC covering the network elements it desires to use. In the event the parties cannot agree, the matter is submitted to the state public service commission for binding arbitration. The Telecommunications Act's general interconnection requirements apply to interexchange carriers and to all other providers of communications services, although the terms and conditions for interconnection provided by these carriers are not regulated as strictly as interconnection provided by the ILECs. This may provide us with the ability to reduce our access costs by interconnecting directly with non-ILECs, but may also cause us to incur additional administrative and regulatory expenses in replying to interconnection requests from other carriers.

     Access Charges. The FCC has fundamentally restructured the "access charges" that large ILECs charge to interexchange carriers and end user customers to connect to the ILEC's network to permit increased pricing flexibility to ILECs subject to the FCC's price cap rules as competition becomes established in their markets. In August 1999, the FCC adopted an order providing additional pricing flexibility to large ILECs subject to price cap regulation in their provision of interstate access services, particularly special access and dedicated transport. Some of the actions taken by the FCC would immediately eliminate rate scrutiny for "new services" and permit the establishment of additional geographic zones within a market that would have separate rates. Additional and more substantial pricing flexibility will be given to large ILECs as specified levels of competition in a market are reached through the collocation of competitive carriers and their use of competitive transport. This flexibility will include, among other items, customer specific pricing, volume and term discounts for some services and streamlined tariffing.

     As part of the same August 1999 order, the FCC initiated another proceeding to consider increased pricing flexibility proposals for ILECs access charges. This proceeding also will consider the reasonableness of CLEC access rates and seeks comment on whether the FCC should adopt rules to regulate CLEC access charges. In addition, the FCC's rulemaking is examining whether any statutory or regulatory constraints prevent an interexchange carrier from declining to accept a CLEC's access services, and if so under what circumstances. The outcome of this rulemaking is not possible to predict.

     In late May 2000, the FCC adopted an access reform proposal sponsored by AT&T and several regional Bell operating companies ("RBOCs"). That plan, which applies to all price cap-regulated ILECs, will substantially lower ILEC switched access charges, restructure charges imposed on end users, and establish additional, explicit funding for universal service. The FCC is also considering access reform for small ILECs like NTELOS. This access reform will likely take effect in 2002 and the financial outcome of this reform is currently unknown.

     State Regulation of ILEC, CLEC and Interexchange Services. Most states have some form of certification requirement which requires telecommunication providers to obtain authority from state regulatory commissions prior to offering common carrier services. State regulatory commissions generally regulate the rates ILECs charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. ILECs must file tariffs setting forth the terms, conditions and prices for their intrastate services. Under the Telecommunications Act, public service commissions have jurisdiction to arbitrate and review negotiations between ILECs and CLECs regarding the prices ILECs charge for interconnection of network elements with, and resale of services by, CLECs, in accordance with rules set by the FCC. State regulatory commissions may also formulate rules regarding fees imposed on providers of communications services within their respective states to support state universal service programs.

     The Telecommunications Act preempts state statutes and regulations that restrict the provision of CLEC services. As a result, we are free to provide the full range of intrastate local and long distance services in all states which we currently operate, and in any states into which we may wish to expand. While this action greatly increases our potential customer base, it also increases the amount of competition to which we may be subject.

     We are subject to regulation in Virginia by the State Corporation Commission, or SCC. Our tariffs are approved by and on file with the SCC for ILEC services in our certificated service territory in and around Waynesboro and Clifton Forge, Virginia and in the Roanoke and New River Valleys of Virginia. We are also certified as an CLEC in West Virginia and Tennessee. We provide CLEC services to businesses in Charlottesville, Roanoke, Harrisonburg, Lexington, Lynchburg, Staunton and Winchester, Virginia and Huntington and Charleston, West Virginia and our rates for such CLEC service may fluctuate based on market conditions.

Internet and DSL

     On November 9, 1999, the FCC released a decision that concluded that advanced services, such as DSL, sold by ILECs to ISPs on a wholesale basis and bundled by the ISP with its other services are not subject to the Telecommunications Act's discounted resale obligations. This decision will allow ILECs to provide ISPs with special rate packages for DSL without having to provide a further discount to CLECs. Our Internet subsidiaries may obtain such special pricing.

     In addition, on November 18, 1999, the FCC ordered ILECs to share their telephone lines with providers of high speed Internet access and other data services. This action permits CLECs to obtain access to the high-frequency portion of the local loop from the ILECs over which the ILECs provide voice services. As a result, a CLEC will be able to provide DSL-based services over the same telephone lines simultaneously used by the ILEC for its voice services, and will no longer need to purchase a separate local loop from the ILEC in order to provide DSL services. This ruling may make it easier for CLECs, including ourselves and our competitors to provide DSL services.

     Calls placed by end-users to Internet service providers are subject to reciprocal compensation payments under most existing interconnection agreements. On February 26, 1999, the FCC decided that these calls are primarily interstate traffic for jurisdictional purposes and that the Telecommunications Act does not require reciprocal compensation to be paid on them. The decision asserts that because no federal rules governing inter-carrier compensation for this traffic currently exist, the determination of whether it is subject to reciprocal compensation may be made by state regulatory commissions. The FCC's decision states that state commission decisions mandating the payment of reciprocal compensation for Internet service providers' traffic may conform with federal law. The FCC has, however, initiated proceedings to address the issue on a prospective basis. The United States Court of Appeals for the District of Columbia Circuit on March 24, 2000 vacated and remanded the FCC's February 26, 1999 decision and required the FCC to explain the rationale for its decision.

     Another significant issue facing Internet service providers is whether they will be given access to broadband systems operated by cable television companies. ISPs generally believe that mandatory access is appropriate and would allow them to provide competitive high-speed broadband service to more customers. Although the issue continues to be debated and legislation has been introduced to Congress to mandate access to broadband cable networks, the FCC has thus far declined to take action on the matter. The ultimate outcome of this issue could have a significant impact on the success of ISPs.


Forward Looking Statements

     This report and the information incorporated by reference in this report contain various "forward-looking statements," as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We have based these forward-looking statements on our current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

     . changes in industry conditions created by federal and state legislation and regulations;

     .    successful integration of acquisitions;

     . the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services;

     . retention of our existing customer base and service levels and our ability to attract new customers;

     . continuation of economic growth and demand for wireless and wireline communications services;

     .    rapid changes in technology;

     . the competitive nature of the wireless telephone and other communications services industries;

     .    adverse changes in the roaming rates we charge and pay;

     . the capital intensity of the wireless telephone business and our debt structure;

     . our substantial debt obligations and our ability to service those obligations;

     .    the cash flow and financial performance of our subsidiaries;

     . restrictive covenants and consequences of default contained in our financing arrangements;

     . our opportunities for growth through acquisitions and investments and our ability to manage this growth

     . the level of demand for competitive local exchange services in smaller markets;

     .    our ability to manage and monitor billing; and

     .    possible health effects of radio frequency transmission.

     Words and phrases such as "expects," "estimates," "intends," "plans," "believes," "projection," "will continue" and "is anticipated" are intended to identify forward-looking statements.

     The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. We are not obligated to update or revise any forward-looking statements or to advise of changes in the assumptions on which they are based, whether as a result of new information, future events or otherwise. All forward-looking statements should be viewed with caution.

Executive Officers of the Company

           Name                                           Office                                  Age
           ----                                           ------                                  ---
W. C. Catlett                Senior Vice President-Strategy and Business Development               41

J. A. Layman                 President                                                             48

D. R. Maccarelli             Senior Vice President and Chief Technology Officer                    48

M. B. Moneymaker             Senior Vice President and Chief Financial Officer, Treasurer          43
                             and Secretary

D. M. Persing                Senior Vice President                                                 49

J. S. Quarforth              Chief Executive Officer                                               46

C. A. Richardson             Senior Vice President-Wireline Operations                             49

C. A. Rosberg                Executive Vice President and Chief Operating Officer                  48

     Information for Mr. Layman, Mr. Quarforth and Mr. Rosberg is included under the heading "Election of Directors" in the Proxy Statement of the registrant for its 2001 Annual Meeting of Shareholders which is incorporated herein by reference.

     Mr. Catlett became Senior Vice President - Strategy and Business Development in April 2000. From January 1997 to April 2000 he served as Vice President - Corporate Development and from January 1994 to January 1997 as Director of Business Development. From April 1992 until January 1994 he served as Planning and Regulatory Manager and from May 1990 until April 1992 as Revenue Requirements Manager.

     Mr. Maccarelli became Senior Vice President and Chief Technology Officer in February 2001. From July 1999 to February 2001 he served as Senior Vice President - Operations & Engineering. From January 1994 to June 1999 he served as Senior Vice President. From January 1993 to December 1993, he served as Vice President - Network Services. From June 1974 to December 1992 he held numerous leadership positions with Bell Atlantic. These positions encompassed operations, engineering, regulatory and business development.

     Mr. Moneymaker became Senior Vice President and Chief Financial Officer, Treasurer and Secretary in April 2000. From January 1999 to April 2000 he served as Vice President and Chief Financial Officer, Treasurer and Secretary. From October 1995 to December 1998 he served as Vice President of Finance. Previously, he was a Senior Manager for Ernst and Young from October 1989 until October 1995.

     Ms. Persing became Senior Vice President in January 1999. From May 1998 to December 1998 she served as Vice President - Human Resources. From December 1995 to March 1998, she was employed by PrimeCo Personal Communications as Vice President of Customer Care. From June 1974 to January 1994, she held numerous leadership positions with AT&T. These positions encompassed customer care, directory assistance, human resources, network engineering, software development and large project management. From August 1994 to November 1995, she served as operations manager for CFW's directory assistance operation.

     Mr. Richardson became Senior Vice President-Wireline Operations in February 2001. Previously, he served as Senior Vice President of R&B Communications from October 1998 to January 2001 and as Vice President-Network Services from January 1990 to September 1998.

Item 2. PROPERTIES

     We are headquartered in Waynesboro, VA and own offices and facilities in a number of locations within our operating markets. We believe that our current facilities are adequate to meet our needs in our existing markets for the foreseeable future. The table below provides the location, description and approximate square footage of our material properties.

                                                                       Approximate
Location                Property Description                          Square Footage
--------                --------------------                          --------------
Clifton Forge, VA       Exchange Building and Equipment                       4,100
                        Directory Service Center (1)                         15,700

Cloverdale, VA          Remote Switch Facility                                  772

Covington, VA           Exchange Building and Equipment                      18,000
                        Plant Service Center                                 11,900

Daleville, VA           Executive Offices                                    15,000
                        Warehouse                                             7,500

Fincastle, VA           Switch Facility                                         900

Eagle Rock, VA          Switch Facility                                       1,000

Oriskany, VA            Remote Switch Facility                                  100

Portsmouth, VA          Customer Care Center                                100,000

Potts Creek, VA         Exchange Building and Equipment                         500

Troutville, VA          Main Switch Location                                  8,240

Waynesboro, VA          Corporate Headquarters                               26,000
                        PCS Operations Building                              14,400
                        Customer Care Center                                 31,000
                        Corporate Support Services Building                  50,000
                        Retail Store                                          6,400
                        Directory Service Center (1)                         15,700
                        Exchange Building and Equipment                      36,200
                        Plant Service Center                                  8,750

Winchester, VA          Directory Service Center (1) (2)                     17,500

(1) Each of these facilities is being leased to telegate AG in connection with the sale of our directory service operations.

(2) This directory assistance call center is housed in an approximately 33,000 square foot building. Of that 33,000 square feet, approximately 15,500 square feet is unrenovated and available for directory assistance or other expansion needs.

Item 3. LEGAL PROCEEDINGS

     In June 1999, we commenced an arbitration against the vendor who provided our previous PCS billing system. The claim alleges that the vendor breached certain agreements and committed fraud in relation to its installation and maintenance of billing software for us. The claim seeks in excess of $2.8 million in damages. In April 2000, the vendor filed a response to the claim and, in addition, filed counterclaims seeking damages from us relating to the installation and maintenance of the same software. The vendor's counterclaims exceed $2.5 million in damages. We will continue to pursue our claims against the vendor and believe that the counterclaims asserted by the vendor are without merit. Arbitration of this matter is scheduled to commence July 23, 2001.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     A special meeting of the shareholders was held on December 4, 2000, where the shareholders approved the following: (1) the issuance of NTELOS shares in connection with the merger between NTELOS Inc. and R&B Communications, Inc.; (2) an amendment to NTELOS' Articles of Incorporation to increase the number of shares of common stock issuable by NTELOS; (3) an increase in the Board of Directors from 9 to 11; (4) modification of terms in NTELOS' outstanding preferred stock; and (5) a change in the corporate name from CFW Communications Company to NTELOS Inc.

     The following number of votes were cast with respect to each matter:

                                                                            Modification of
                     Issuance of       Amendment to         Increase            Terms of           Change in
                    NTELOS shares        Articles           in Board        Preferred Stock     Corporate Name
                  -----------------  -----------------  -----------------  -----------------   -----------------
For                      13,073,214         11,844,030         13,079,236           8,868,207         12,591,205

Against                     959,547          2,183,370            946,235             948,221          1,223,014

Abstention                   46,963             52,323             54,253             117,067            265,503

Broker non-votes                  0                  0                  0                   0                  0

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of NTELOS Inc. is listed in the NASDAQ National Market. The number of registered shareholders totaled 3,092 as of December 31, 2000. The range of stock prices for the two most recent fiscal years is included in a table under the heading "Quarterly Review" on Page 43 of the Annual Report of NTELOS Inc. to its Shareholders for the year ended December 31, 2000 and is incorporated herein by reference. The regular cash dividend paid for the first quarter of 2000 was $.11475 per share. No other dividends were paid in 2000. The regular dividend paid for each quarter of 1999 was $.11475 per share.

     Under restrictions related to the Company's new debt financing, the Company has discontinued payment of dividends to common shareholders effective for the quarter ending June 30, 2000. This will allow the Company to retain future earnings, if any, to fund the development and growth of its businesses and service its debt obligations.

Item 6. SELECTED FINANCIAL DATA

     The information included under the heading "Selected Financial Data and Five Year Growth Comparison" on Page 44 of the Annual Report of NTELOS Inc. to its Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis" found on Pages 34 through 42 of the Annual Report of NTELOS Inc. to its Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     September 2000, the Company entered into two five year interest rate swap agreements with notional amounts of $162.5 million, in the aggregate, relating to $175 million of long-term debt with variable interest rates. These agreements manage the Company's exposure to interest rate movements by effectively converting a portion of the long-term debt from variable to fixed rates. The Company's unsecured senior notes and unsecured subordinated notes are at fixed interest rates of 13% and 13.5%, respectively. The Company also has available under its senior credit facility $150 million for future borrowings, which amounts when borrowed would bear interest at a variable rate. As of December 31, 2000, the Company had not drawn on any of this $150 million available under the credit facility. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

     Financial instruments which we hold are disclosed in Notes 6, 7 and 9 to our Consolidated Financial Statements found on Pages 25 through 28 of the Annual Report of NTELOS Inc. to its Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Independent Auditor's Report found on Pages 13 through 33 of the Annual Report of NTELOS Inc. to its Shareholders for the year ended December 31, 2000 are incorporated herein by reference. The Financial Statement Schedule referred to in Item 14 below is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the heading "Election of Directors" on Page 5 of the Proxy Statement of NTELOS Inc. for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

     The information included under the heading "Summary Compensation Tables" on Page 10 of the Proxy Statement of NTELOS Inc. for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information included under the headings "Election of Directors" and "Certain Relationships and Related Transactions" on Page 5 and Page 17, respectively, of the Proxy Statement of NTELOS Inc. for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included under the heading "Election of Directors" and "Certain Relationships and Related Transactions" on Page 17 of the Proxy Statement of NTELOS Inc. for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  FINANCIAL STATEMENTS

     The following financial statements of NTELOS Inc. are incorporated by reference in Part II, Item 8 of this Form10-K:

     Consolidated Balance Sheets at December 31, 2000 and 1999.

     Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998.

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements.

     Independent Auditor's Report.

     (2)     FINANCIAL STATEMENT SCHEDULES

        (A) Financial information of subsidiaries not consolidated and 50 percent or less owned entities.

        The following financial statements of West Virginia PCS Alliance, L.C. are incorporated herein by reference as Exhibit 99.1 of this Form10-K:

        Balance Sheets at December 31, 2000 and 1999.

        Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

        Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

        Statements of Members' Equity (deficit) for the years ended December 31, 2000, 1999 and 1998.

        Notes to Financial Statements.
        Independent Auditor's Report.

        (B) The following financial statement schedule is incorporated herein by reference as Exhibit 99.2 of this Form 10-K:

        Schedule II, Valuations and Qualifying Accounts
        Independent Auditor's Report

        All other schedules are omitted as the information is not required or is included in the financial statements or related notes of NTELOS Inc.

     (3)    EXHIBITS

Exhibit No.   Description
-----------   -----------
 2.1          Asset Exchange Agreement, dated May 17, 2000, between RSA6 Cellular Limited Partnership and
              PrimeCo PCS, L.P. (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 10.2, dated May
              25, 2000).

 2.2          Agreement and Plan of Merger by and among NTELOS Inc., R&B Communications, Inc., R&B Combination
              Company and John F. Kilby, in his capacity as representative of the shareholders of R&B
              Communications, Inc., dated June 16, 2000 and amended as of October 27, 2000 (incorporated by reference to Annex A of NTELOS' Prospectus dated October 25, 2000 filed pursuant to Rule
              424(b)(3) on October 31, 2000).

 2.3          Stock Purchase Agreement, dated May 17, 2000, among Telegate, Inc., Telegate AG, NTELOS Inc. and
              CFW Information Services, Inc. (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit
              10.3, dated May 17, 2000).

 3.1*         Amended and Restated Articles of  Incorporation effective as of December 4, 2000.

 3.2*         Amended  and  Restated  Bylaws effective as of February 13, 2001.

 4.1          Rights Agreement, dated February 26, 2000 (incorporated by reference to Form 8-A of NTELOS Inc., Exhibit 4, dated
              February 29, 2000).

4.1.1         Amendment No. 1 to the Rights Agreement, dated July 11, 2000, between NTELOS Inc. and Registrar and Transfer Company
              (incorporated by reference to Form 8-A/A of NTELOS Inc., Exhibit 4.1, dated August 10, 2000).

4.2           Senior Notes Indenture, dated July 26, 2000, by and among NTELOS Inc. and Bank of New York
              (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 4.1, dated August 4, 2000).

 4.3          Subordinated Notes Indenture, dated July 26, 2000, by and among NTELOS Inc. and Bank of New York
              (incorporated by reference to Form 8-K of NTELOS  Inc., Exhibit 4.2, dated August 4, 2000).

 4.4          Warrant Agreement, dated July 11, 2000, between NTELOS Inc. and Welsh, Carson, Anderson & Stowe
              VIII, L.P. and other Purchasers as set forth in Schedule I (incorporated by reference to Form
              8-K of NTELOS Inc., Exhibit 4.5 dated August 4, 2000).

 4.5          Warrant Agreement, dated July 26, 2000, between NTELOS Inc. and the Bank of New York
              (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 4.3, dated August 4, 2000).

 4.6          Warrant Agreement, dated July 26, 2000, between NTELOS Inc. and WCAS Capital Partners III, L.P.
              (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 4.4, dated August 4, 2000).

 4.7          Warrant Registration Rights Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley
              & Co. Incorporated, First Union Securities, Inc. and SunTrust Equitable Securities Corporation
              (incorporated by reference to Form S-4 of NTELOS Inc., Exhibit 4.5, dated October 26, 2000).

 4.8          Registration Rights Agreement, dated July 26, 2000, by and among NTELOS Inc., Morgan Stanley &
              Co. Incorporated, First Union Securities, Inc. and SunTrust Equitable Securities Corporation
              (incorporated by reference to Form S-4 of NTELOS Inc., Exhibit 4.3, dated October 26, 2000).

 4.9*         Registration Rights Agreement, dated July 26, 2000, by and between NTELOS Inc. and LTSE Holdings
              Corporation.

 4.10*        Amended and Restated Shareholders Agreement, dated October 23, 2000 between NTELOS Inc. and
              Welsh, Carson, Anderson & Stowe VIII, L.P. and Welsh, Carson, Anderson & Stowe IX, L.P., and
              other persons listed on the signature page.

 10.1         1997 Stock Compensation Plan, Non-Employee Directors' Stock Option Plan and 1997 Employee Stock
              Purchase Plan of NTELOS Inc. (incorporated by reference to Form S-8 of NTELOS Inc., Registration
              Nos. 333-40753, 333-40751, and 333-45593 and 333-54288, respectively).

 10.2         Form of Letter Amending the 1997 Stock Compensation Plan of NTELOS Inc. (incorporated by reference to 1999 Form 10-K of NTELOS Inc., Exhibit 10.2).

 10.3         Amendment to the Executive Supplemental Retirement Plan of NTELOS Inc. (incorporated by reference to 1999 Form 10-K of NTELOS Inc., Exhibit 10.3).

 10.4         Form of Management Continuity Agreement of NTELOS Inc. (incorporated by reference to 1999 Form
              10-K of NTELOS Inc., Exhibit 10.4).

 10.5         Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto (incorporated by reference to Form S-4 of NTELOS Inc., Exhibit 10.1, dated October 26,
              2000).

 10.6*        Form of Letter amending Management Continuity Agreement, Executive Supplemental Retirement Plan
              and 401(k) Restoration Plan.

 10.7*        Management Continuity Agreement between J. Allen Layman and NTELOS Inc. dated February 13, 2001.

 10.8*        Employment Agreement between J. Allen Layman and NTELOS Inc. dated February 13, 2001.

 10.9*        Amendment to the Non-Employee Directors' Stock Option Plan of NTELOS Inc., effective August 28,
              2000.

 10.10*       Form of Amendment No. 1 to Incentive Stock Option Agreement of the 1997 Stock Compensation Plan,
              effective July 26, 2000.

 10.11*       Executive Supplemental Retirement Plan.

 10.12*       Deferred Compensation Plan.

 13*          Annual Report of NTELOS Inc. to its shareholders for the year ended December 31, 2000.

 21*          Subsidiaries of NTELOS Inc.

 23*          Consent of McGladrey & Pullen, LLP.

 99.1*        Financial Statements of West Virginia PCS Alliance, L.C. for the year ended December 31, 2000.

 99.2*        Financial Statement Schedule

   ___________________
   *     filed herewith.

(b)  Reports on Form 8-K.

          On October 4, 2000, NTELOS filed a Current Report to furnish a presentation to be used by executive officers at various investor meetings.

          On October 10, 2000, NTELOS filed a Current Report containing the unaudited pro forma financial information of NTELOS and selected historical financial and operating data and management's discussion and analysis of Richmond Norfolk PCS, R&B Communications, Inc., Virginia PCS Alliance, L.C. and West Virginia PCS Alliance, L.C. Also included were the following financial statements:

          . Unaudited interim financial statements of Richmond Major Trading
            Area.
          . Unaudited interim consolidated financial statements of R&B
            Communications, Inc.
          . Unaudited interim condensed financial statements of Virginia PCS
            Alliance, L.C.
          . Unaudited interim condensed financial statements of West Virginia
            PCS Alliance, L.C.

          On November 9, 2000, NTELOS filed a Current Report attaching a press release containing financial information for NTELOS for the quarter ended September 30, 2000.

          On November 13, 2000, NTELOS filed a Current Report to furnish a presentation to be used by executive officers at various investor meetings.

          On December 11, 2000, NTELOS filed a Current Report to furnish a presentation to be used by executive officers at various investor meetings.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in City of Waynesboro, Commonwealth of Virginia, on March 30, 2001.



                              NTELOS Inc.
                              a Virginia corporation
                               (Registrant)


                              By: /s/ James S. Quarforth
                                 --------------------------
                                 James S. Quarforth
                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                  Signature                                      Title                           Date
                  ---------                                      -----                           ----
/s/ James S. Quarforth
-----------------------------------------       Chief Executive Officer and Director        March 30, 2001
James S. Quarforth                              (Principal Executive Officer)

/s/ Michael B. Moneymaker
-----------------------------------------       Chief Financial Officer                     March 30, 2001
Michael B. Moneymaker                           (Principal Financial and Accounting
                                                Officer)

/s/ Phyllis H. Arnold
-----------------------------------------       Director                                    March 30, 2001
Phyllis H. Arnold

/s/ Anthony J. de Nicola
-----------------------------------------       Director                                    March 30, 2001
Anthony J. de Nicola

/s/ William W. Gibbs, V
-----------------------------------------       Director                                    March 30, 2001
William W. Gibbs, V

/s/ A. William Hamill
-----------------------------------------       Director                                    March 30, 2001
A. William Hamill

/s/ J. Allen Layman
-----------------------------------------       Director                                    March 30, 2001
J. Allen Layman

/s/ C. Wilson McNeely, III
-----------------------------------------       Director                                    March 30, 2001
C. Wilson McNeely, III

/s/ John B. Mitchell, Sr.
-----------------------------------------       Director                                    March 30, 2001
John B. Mitchell, Sr.

/s/ John N. Neff
-----------------------------------------       Director                                    March 30, 2001
John N. Neff

/s/ Carl A. Rosberg
-----------------------------------------       Director                                    March 30, 2001
Carl A. Rosberg

/s/ John B. Williamson, III
-----------------------------------------       Director                                    March 30, 2001
John B. Williamson, III