Form 10-Q
period 2001-03-31
NTELOS INC
filed 2001-05-15
CIK 829676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended      March 31, 2001         Commission File No.   0-16751
                      -----------------------                        -----------

                                   NTELOS Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                               54-1443350
--------------------------------------------------------------------------------
(State or other  jurisdiction of                               (I R S employer
 incorporation or organization)                              identification no.)


P. O. Box 1990, Waynesboro, Virginia                                 22980
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)


Registrant's telephone number, including area code      540-946-3500
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



Class    COMMON STOCK, NO PAR VALUE           Outstanding 5/15/01     16,858,274
         --------------------------

                                   NTELOS Inc.


                                    I N D E X



                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets, March 31, 2001 and
         December 31, 2000                                                  3-4


         Condensed Consolidated Statements of Operations, Three Months
         Ended March 31, 2001 and 2000                                       5


         Condensed Consolidated Statements of Cash Flows, Three Months
         Ended March 31, 2001 and 2000                                       6


         Condensed Consolidated Statements of Shareholders' Equity, Three
         Months Ended March 31, 2001 and 2000                                7


         Notes to Condensed Consolidated Financial Statements               8-11


         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12-19


PART II. OTHER INFORMATION                                                 20-21


SIGNATURES                                                                 22-23

                                                          NTELOS Inc.

                                             Condensed Consolidated Balance Sheets
                                                                                       March 31,
                                                                                         2001                December 31,
(In thousands)                                                                        (Unaudited)                2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                       $             4,546    $             1,637
  Restricted cash                                                                               5,763                 20,121
  Accounts receivable, net of allowance of $8,714 ($5,100 in 2000)                             37,757                 24,268
  Inventories and supplies                                                                      4,041                  7,896
  Other receivables and deposits                                                                    -                 11,500
  Prepaid expenses and other                                                                    3,773                  3,178
  Income tax receivable                                                                             -                  2,930
------------------------------------------------------------------------------------------------------------------------------
                                                                                               55,880                 71,530
------------------------------------------------------------------------------------------------------------------------------

Investments and Advances
  Advance to affiliates                                                                           172                 66,210
  Securities and investments                                                                   33,443                 17,405
  Restricted cash                                                                              47,001                 50,903
------------------------------------------------------------------------------------------------------------------------------
                                                                                               80,616                134,518
------------------------------------------------------------------------------------------------------------------------------

Property and Equipment
  Land and building                                                                            42,090                 26,988
  Network plant and equipment                                                                 362,281                285,489
  Furniture, fixtures, and other equipment                                                     44,041                 39,539
  Radio spectrum licenses                                                                     446,401                428,317
------------------------------------------------------------------------------------------------------------------------------
     Total in service                                                                         894,813                780,333
  Under construction                                                                           63,673                 47,072
------------------------------------------------------------------------------------------------------------------------------

                                                                                              958,486                827,405
  Less accumulated depreciation                                                                95,360                 81,612
------------------------------------------------------------------------------------------------------------------------------

                                                                                              863,126                745,793
------------------------------------------------------------------------------------------------------------------------------

Other Assets
  Cost in excess of net assets of business acquired, less accumulated
     amortization of $5,441 ($4,253 in 2000)                                                   99,004                 45,861
  Other intangibles, less accumulated amortization of $5,388 ($3,554 in 2000)                  43,950                 44,043
  Deferred charges                                                                             22,025                 26,586
  Radio spectrum licenses not in service                                                        9,895                  7,874
------------------------------------------------------------------------------------------------------------------------------

                                                                                              174,874                124,364
------------------------------------------------------------------------------------------------------------------------------

                                                                                  $         1,174,496    $         1,076,205
==============================================================================================================================

See Notes to Condensed Consolidated Financial Statements

                                                      NTELOS Inc.

                                         Condensed Consolidated Balance Sheets

                                                                        March 31, 2001               December 31,
(In thousands)                                                            (Unaudited)                    2000
----------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable                                                 $              45,521        $           33,119
   Advance billings and customer deposits                                           9,192                     6,697
   Accrued payroll                                                                  1,739                     2,420
   Accrued interest                                                                 5,992                    20,894
   Deferred revenue                                                                 5,539                     4,843
   Other accrued liabilities                                                        6,897                     7,362
   Accrued income taxes payable                                                       229                         -
----------------------------------------------------------------------------------------------------------------------

                                                                                   75,109                    75,335
----------------------------------------------------------------------------------------------------------------------

Long-term Debt                                                                    582,894                   556,287
----------------------------------------------------------------------------------------------------------------------

Long-term Liabilities
   Deferred income taxes                                                           19,997                    36,380
   Retirement benefits                                                             15,006                    12,017
   Other                                                                           40,108                    13,750
----------------------------------------------------------------------------------------------------------------------

                                                                                   75,111                    62,147
----------------------------------------------------------------------------------------------------------------------

Minority Interests                                                                    300                     1,258
----------------------------------------------------------------------------------------------------------------------

Redeemable, Convertible Preferred Stock                                           251,593                   246,906
----------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
   Preferred stock                                                                      -                         -
   Common stock                                                                   129,268                    45,272
   Stock warrants                                                                  22,874                    22,874
   Retained earnings                                                               36,722                    57,668
   Unrealized gain on securities available for sale, net                              625                     8,458
----------------------------------------------------------------------------------------------------------------------

                                                                                  189,489                   134,272
----------------------------------------------------------------------------------------------------------------------

                                                                    $           1,174,496        $        1,076,205
======================================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                                      NTELOS Inc.

                                    Condensed Consolidated Statements Of Operations
                                                      (Unaudited)

                                                                                          Three Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,         March 31,
(In thousands except per share amounts)                                                2001               2000
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Wireless communications                                                         $       25,265    $         1,783
  Wireline communications                                                                 19,915             13,476
  Other communications services                                                            2,384              5,351
-----------------------------------------------------------------------------------------------------------------------

                                                                                          47,564             20,610
-----------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Cost of sales                                                                           10,184              2,367
  Maintenance and support                                                                 13,828              5,506
  Depreciation and amortization                                                           16,199              3,343
  Customer operations                                                                     14,791              3,597
  Corporate operations                                                                     4,877              2,101
-----------------------------------------------------------------------------------------------------------------------

                                                                                          59,879             16,914
-----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                                                  (12,315)             3,696

Other Income (Expenses)
  Equity loss from PCS investees
     VA PCS Alliances                                                                          -             (1,523)
     WV PCS Alliances                                                                     (1,286)            (2,144)
  Interest expense                                                                       (18,197)              (460)
  Other income, principally interest                                                       3,028                 41
-----------------------------------------------------------------------------------------------------------------------

                                                                                         (28,770)              (390)

Income Tax Benefits                                                                      (10,764)              (172)
-----------------------------------------------------------------------------------------------------------------------

                                                                                         (18,006)              (218)

Minority Interests                                                                         1,747                (73)
-----------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                                          (16,259)              (291)

Income from discontinued operations, net of tax                                                -                339
-----------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                                        (16,259)                48

Dividend requirements on preferred stock                                                   4,687                  -
-----------------------------------------------------------------------------------------------------------------------
Income (Loss) applicable to common shares                                         $      (20,946)   $            48
=======================================================================================================================

Loss from continuing operations per common share - basic and diluted              $       (1.39)    $         (0.02)
Income from discontinued operations per common share - basic and diluted                      -                0.02
Net income (loss) per common share - basic and diluted                            $       (1.39)    $            -

Average shares outstanding - basic                                                        15,075             13,066
Average shares outstanding - diluted                                                      15,426             13,296
-----------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                                   $            -    $       0.11475
=======================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                             NTELOS Inc.

                                           Condensed Consolidated Statements of Cash Flows
                                                             (unaudited)
                                                                                                 Three Months Ended
---------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                     March 31, 2001             March 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $            (16,259)      $                48
Deduct income from discontinued operations                                                        -                      (339)
---------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                             (16,259)                     (291)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                              13,791                     2,882
   Amortization                                                                               2,408                       461
   Deferred taxes                                                                           (10,571)                   (2,397)
   Other                                                                                      1,602                      (935)
   Accrued interest on long-term debt                                                         5,220                        43
   Accrued interest income on restricted cash                                                (1,861)                        -
   Equity loss from PCS Alliances                                                             1,271                     3,668
   Accretion of loan discount and origination fees                                              582                         -
Changes  in  assets  and  liabilities  from  operations,  net of  effects  of acquisitions and dispositions:
   (Increase) decrease in accounts receivable                                                (4,039)                      209
   (Increase) decrease in materials and supplies                                              4,559                        (4)
   Increase in other current assets                                                            (163)                     (253)
   Changes in income taxes                                                                    2,548                     3,308
   Decrease in accounts payable                                                                (676)                   (1,293)
   Increase (decrease) in other accrued liabilities                                          (1,460)                       56
   Increase in other current liabilities                                                        791                       203
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations                                         (2,257)                    5,657
Net cash provided by discontinued operations                                                      -                       796
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                          (2,257)                    6,453

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                         (25,505)                   (8,429)
Proceeds from sale of discontinued operation                                                  3,500                         -
Investments in PCS Alliances                                                                   (634)                   (3,892)
Cash on hand in merged entity                                                                 4,096                         -
Advances to PCS Alliances                                                                    (2,960)                   (2,016)
Deposit refunds (deposit) on assets                                                           8,000                      (100)
Proceeds from sale of tower and investments                                                   1,050                     3,200
Other                                                                                          (814)                     (661)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (13,267)                  (11,898)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                     20,000                         -
Cash dividends                                                                                    -                    (1,501)
Payments on senior notes                                                                          -                   (12,727)
Additional borrowing (payments) under lines of credit and other debt                         (1,652)                   19,404
instruments, net
Net proceeds from issuance of stock                                                             145                       382
Other                                                                                           (60)                        -
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    18,433                     5,558
---------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                         2,909                       113
Cash and cash equivalents:
Beginning                                                                                     1,637                       198
---------------------------------------------------------------------------------------------------------------------------------

Ending                                                                         $              4,546       $               311
=================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                  NTELOS Inc.

                Consolidated Statements of Shareholders' Equity


                                                                                            Accumulated
                                                                                               Other                Total
                                        Common Stock                          Retained     Comprehensive        Shareholders'
(In thousands)                      Shares       Amount        Warrants       Earnings         Income               Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999          13,060      $ 43,943       $     -        $ 50,385      $  21,856           $   116,184
   Comprehensive income:
 Net Income                                                                         48
 Unrealized loss on securities                                                                 (2,409)
  available for sale, net of
  $1,533 of deferred tax benefit
 Comprehensive income                                                                                                (2,361)
Dividends on common shares                                                      (1,501)                              (1,501)
Stock options exercised, net            34           382                                                                382
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000             13,094      $ 44,325       $     -        $ 48,932      $  19,447           $   112,704
=============================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000          13,132      $ 45,272       $22,874        $ 57,668      $   8,458           $   134,272
Comprehensive income:
 Net loss                                                                      (16,259)
 Cash flow hedge:
 Cumulative effect of the                                                                      (3,900)
  adoption of SFAS No. 133, net
  of $2,489 of deferred tax benefit
 Derivative losses, net of $1,523                                                              (2,402)
  of deferred tax benefit
 Unrealized loss on securities                                                                 (1,531)
  available for sale, net of $979
  of deferred tax benefit
 Comprehensive loss                                                                                                 (24,092)
Common stock issuance pursuant to    3,716        83,851                                                             83,851
 R&B Merger
Dividends on preferred shares                                                   (4,687)                              (4,687)
Shares issued through Employee
 Stock Purchase Plan                     7           145                                                                145
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001             16,855      $129,268       $22,874        $ 36,722      $     625           $   189,489
=============================================================================================================================

   See Notes to Consolidated Financial Statements.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements


1.      SIGNIFICANT ACCOUNTING POLICIES

        In the opinion of NTELOS, Inc. ("NTELOS" or the "Company"), the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 2000, which is derived from audited financial statements, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

        The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities". On January 1, 2001, the Company reported the cumulative effect of adoption of $3.9 million reduction in other comprehensive income, net of $2.5 million deferred tax benefit. For the three month period ended March 31, 2001, the Company reported derivative losses of $2.4 million, net of $1.5 million deferred tax benefit. The related $10.3 million liability is classified in other long-term liabilities.

        Certain  amounts  on the  prior  year  financial  statements  have  been reclassified, with no effect on net income, to conform with classifications adopted in 2001. In periods prior to the second quarter of 2000, the Company reported wireless revenues net of cost of sales, primarily handsets. On June 1, 2000, the Company retroactively revised its reporting to no longer net the cost of sales for handsets and to present these amounts as a separate component of operating expenses. Operating revenues for wireless communications were increased by an identical amount. This revision was made because, in the opinion of management, it more appropriately reflects the revenues and costs of its wireless operations in accordance with industry practice.

2.      DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        The Company manages its business segments with separable management focus and infrastructures. As a result of the transactions described in the notes 3, 4, and 5 and a change in the focus of the businesses that comprised the wireless and wireline segments, voicemail and paging operations, previously included in the wireless segment, and all cable operations are now included in the "Other" column. Additionally, the analog cellular operations, disposed of in July 2000 (Note 4), is separated from all digital operations. The wireless personal communications services ("PCS") segment now includes PCS operations, consisting of the Virginia RSA6 Cellular Limited Partnership ("RSA6") digital operation, the Richmond-Norfolk PCS market ("VA East"), the Virginia PCS Alliance, L.C. ("VA Alliance"), and the West Virginia PCS Alliance, L.C. ("WV Alliance"). Additionally, the Company previously had a directory assistance segment, also disposed of in July 2000 (Note 5), which is accounted for as a discontinued operation in 2000. The prior year income statement information noted in the table below excludes the directory assistance segment and assets of this segment are reflected in the "Other" category in the prior year.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. These segments are described in more detail in Note 2 of the Company's 2000 Annual Report to Shareholders.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued


                           Telephone     Network      CLEC       Internet   Wireless PCS     Analog        Other          Total
(in thousands)                                                                              Cellular
------------------------------------------------------------------------------------------------------------------------------------
As of and for the three months ended March 31, 2001
---------------------------------------------------
Revenues                 $   9,712     $    1,776  $    4,293  $    4,134   $   25,265    $       -    $      2,384  $       47,564
EBITDA*                      6,449          1,367         812          85       (5,743)           -             914           3,884
Depreciation
   &Amortization             1,367            300         502         987       12,068            -             975          16,199

Total Segment Assets        74,320         25,292      31,175      19,316      787,646            -          35,658         973,407
Corporate assets                                                                                                            201,089
                                                                                                                       -------------
Total Assets                                                                                                         $    1,174,496

As of and for the three months ended March 31, 2000
---------------------------------------------------
Revenues                 $   7,969     $      869  $    1,614  $    3,023   $    1,783    $   2,677    $      2,675  $       20,610
EBITDA*                      5,493            574        (212)       (329)        (657)       1,336             834           7,039
Depreciation
   &Amortization             1,026            217         229         728            -          204             939           3,343

Total Segment Assets        46,276         21,224       6,730      17,822            -        5,571          49,198         146,821
Corporate assets                                                                                                             73,788
                                                                                                                       -------------
Total Assets                                                                                                         $      220,609


        *  Operating Income before depreciation and amortization.

3.      INVESTMENTS IN WIRELESS AFFILIATES
        As of March 31, 2001, the Company had a 91% common ownership interest in the VA Alliance, a PCS provider serving a 1.7 million populated area in central and western Virginia. On July 25, 2000, the Company converted its preferred interest to common interest and exercised its right to fund the redemption of the VA Alliance's Series A preferred membership interest. Pursuant to these events, the Company increased its common interest from 21% to 65% and commenced consolidating the VA Alliance as of July 26, 2000. The Company's ownership interest increased again on February 13, 2001 from 65% to 91% as a result of the merger with R&B Communications, Inc. ("R&B") (Note 4).

        As of March 31, 2001, the Company had a 79% common ownership interest in the WV Alliance, a PCS provider serving a 2.0 million populated area in West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. Prior to the R&B merger, the Company held a 45% ownership interest and accounted for this investment under the equity method of accounting. The Company's ownership interest increased from 45% to 79% as a result of the R&B merger and the Company commenced consolidating the WV Alliance as of the February 13, 2001 merger date (Note 4).

        At December 31, 2000, $66.2 million had been advanced to the WV Alliance which has been reflected as advances to affiliates in the Company's consolidated balance sheet. At March 31, 2001, this is reflected as an inter-company obligation which is eliminated from the Company's balance sheet pursuant to the consolidation.

4.      MERGER AND ACQUISITIONS
        R&B Communications Merger
        -------------------------
        Effective February 13, 2001, the Company closed on its merger with R&B. Under the terms of the merger, the Company issued approximately 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The merger is being accounted for using the purchase method of accounting and was valued at $83.9 million. The purchase price in excess of the net assets acquired is approximately $52.0 million and has been classified as goodwill and is included in corporate assets in the segment table in Note 2, pending the completion of asset valuations and other purchase accounting issues and adjustments,.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued


        As of February 13, 2001, the Company assumed debt of $7.3 million from R&B payable in the year 2001 through 2026.

        R&B is an Integrated Communications Provider ("ICP") providing local and long distance telephone service, and dial-up and high-speed Internet service to business and residential customers in Roanoke, Virginia and the surrounding area, as well as in the New River Valley of Virginia.

        PrimeCo VA Acquisition
        ----------------------
        On July 26, 2000, the Company closed on the acquisition of the PCS licenses, assets and operations of PrimeCo Personal Communications, L.P., which is located in the Richmond and Hampton Roads areas of Virginia ("PrimeCo VA"). The Company acquired PrimeCo VA for cash of $408.6 million, the assumption of approximately $20.0 million of lease obligations and the transfer of a limited partnership interest and the assets, licenses and operations of our analog wireless operation, with a combined value of approximately $78.5 million. This acquisition was accounted for under the purchase method of accounting. The Company's results of operations include PrimeCo VA operating results commencing on July 26, 2000.

5.      DISPOSITIONS
        Effective July 11, 2000,  pursuant to a stock purchase  agreement  dated
        May  17,  2000  with   telegate  AG,  a  Federal   Republic  of  Germany
        corporation, the Company sold the capital stock of CFW Information Services, Inc., through which directory assistance operations are conducted. In exchange, the Company received $32.0 million at closing and $3.5 million in January 2001 and recognized a $26.2 million pre-tax gain ($16.0 million after tax). As such, the directory assistance operation is treated as a discontinued operation in the 2000 financial statements.

        Revenue, operating income and income taxes from the discontinued operation were $3.3 million, $.6 million and $.2 million, respectively, for the three months ended March 31, 2000.

6.      SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
        The Company made its first scheduled semi-annual payment of interest for $20 million on the $280 million senior notes out of restricted cash in accordance with the terms and conditions set forth in the senior note agreement. Additionally, see Note 4 above for the non-cash merger transaction with R&B.


7.      INCOME TAXES
        The effective tax rate in the first quarter of 2001 was 39.8% as compared to an effective income tax rate at December 31, 2000 of 25.6%. Non deductible amortization totaled $.3 million in 2000 and the Company estimates the non-deductible amortization in 2001 will be $3.3 million. Additionally, the Company's net operating loss carryforward was approximately $22 million at December 31, 2000 and, at March 31, 2001, is estimated to be approximately $50 million by the 2001 year end. The Company has not recognized a valuation allowance based on available tax planning strategies which would result in the Company recognizing the tax benefit over the remaining statutory carryforward period.

8.      EARNINGS PER SHARE
        The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, was increased by 229,000 shares for the three months ended March 31, 2000, to reflect the assumed conversion of dilutive stock options. For the three months ended March 31, 2001, the Company had common stock equivalents from options totaling 51,000 shares and 300,000 stock warrants which would be dilutive. However, due to the fact that the Company has a loss from continuing operations and a loss applicable to common shares, these common stock equivalents are antidilutive as additional shares would decrease the computed loss per share information and therefore, basic and diluted earnings per share are the same. The Company currently has a total of
        1.1 million options outstanding and 1.3 million warrants outstanding to acquire shares of common stock. Of these, 373,600 options and no warrants are currently exercisable.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued


9.      PRO FORMA RESULTS
        The pro forma unaudited results of operations for the three months ended March 31, 2001 and 2000, assuming consummation of the transactions more fully described in the Notes above and in the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report as of January 1, 2000 are as follows:

                                                                                Three Months Ended March 31,
         (In thousands, except per share data)                                    2001                  2000
         ----------------------------------------------------------------------------------------------------------
         Operating revenues                                               $       52,731        $       41,682
         Operating expenses, before depreciation and amortization                 48,950                42,414
         EBITDA                                                                    3,781                  (732)
         Operating income                                                         13,333                17,015
         Net loss                                                                (16,639)              (24,320)
         Dividend requirements on preferred stock                                  4,849                 4,563
         Loss applicable to common shares                                        (21,488)              (28,883)
         Net loss per common share:
            Basic and diluted                                             $       (1.29)        $       (1.72)

                                 NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations

Overview

         We are a leading regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers in Virginia, West Virginia, Kentucky, Tennessee and North Carolina. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. As of March 31, 2001, we had approximately 186,100 digital PCS subscribers and approximately 75,600 combined incumbent local exchange carrier ("ILEC") and competitive local exchange carrier ("CLEC") access lines installed. R&B Communications, Inc. ("R&B"), who we merged with on February 13, 2001, accounted for 18,600 of the combined ILEC and CLEC lines.

Historically, we have derived much of our revenues from our ILEC services. As a result of our increasing focus on and growth in digital PCS, Internet access and CLEC services, a significant portion of our operating revenues and EBITDA (earnings before interest, taxes, depreciation and amortization) will be generated by businesses other than our ILEC. These newer businesses have generated lower operating margins due to start-up costs associated with expansion into new markets and introduction of new service offerings throughout the regions we serve. As we expand our markets through start-up activities, acquisitions of new businesses, and the introduction of new products, we expect these lower operating margins to continue.

We have recently significantly expanded the scope of the geographic markets that we serve and have focused our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services. Over the last twelve months, we completed the following:

o acquisition of the wireless licenses, assets and operations of PrimeCo Personal Communications, L.P. ("PrimeCo") in the Richmond and Hampton Roads, Virginia markets ("PrimeCo VA" and also referred to within our operations as "VA East");

o    issuance and sale of $375 million of senior and subordinated notes;

o closing of $325 million senior credit facility, with $150 million borrowed on the date of the PrimeCo VA closing, $175 million outstanding at year-end and $195 million outstanding at March 31, 2001;;

o payment of existing senior indebtedness and refinancing of the VA Alliance and the WV Alliance debt obligations;

o issuance and sale of $250 million of redeemable, convertible preferred stock;

o acquisition of certain PCS licenses currently owned by AT&T that added a population of 2.5 million in certain markets in Pennsylvania, in exchange for WCS licenses that we own but which were not in service (final closing was in April 2001);

o redemption of the series A preferred membership interest in the VA Alliance and conversion of the series B preferred membership interest into common interest;

o dispositions of RSA5 and the analog assets and operations of RSA6 in connection with the PrimeCo VA acquisition;

o    disposition of our directory assistance operations; and,

o closing of the merger agreement with R&B, an integrated communications provider in a geographic market contiguous to ours and commensurate therewith, consolidated the WV Alliance (Note 4).

Collectively these events are referred to as the "Transactions" elsewhere in this document.

We have accounted for the directory assistance operation disposed of in July 2000 as a discontinued operation. Therefore, the directory assistance operating results for 2000 are separated in the financial statements from the results of continuing operations.

As a result of the Transactions, results from the period after July 2000 differ significantly from those prior to July 2000. Additionally, the first quarter of 2001 differed significantly from any prior quarter due to the inclusion of R&B and the WV Alliance in the consolidated results from February 14, 2001 to the end of the quarter. We reported significant losses from operations beginning in the third quarter of 2000 due to the addition of the VA East operations, consolidation of the VA Alliance results, significant goodwill, licenses and other intangible amortization and the significant increases in interest related costs.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


The  discussion  and  analysis  herein  should be read in  conjunction  with the financial statements and the notes thereto included herein. Much of the discussion in this section involves forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements. We wish to caution readers that these forward-looking statements and any other forward-looking statements that we make are based on a number of assumptions, estimates and projections including but not limited to, changes in industry conditions created by federal and state legislation and regulations; successful integration of acquisitions; the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services; retention of our existing customer base and service levels and our ability to attract new customers; continuation of economic growth and demand for wireless and wireline communications services; rapid changes in technology; the competitive nature of the wireless telephone and other communications services industries; the effects of inflation and price changes not being greater than anticipated; adverse changes in the roaming rates we charge and pay; the capital intensity of the wireless telephone business and our debt structure; our substantial debt obligations and our ability to service those obligations; the cash flow and financial performance of our subsidiaries; restrictive covenants and consequences of default contained in our financing arrangements; our opportunities for growth through acquisitions and investments and our ability to manage this growth and successfully integrate the businesses; the level of demand for competitive local exchange services in smaller markets; our ability to manage and monitor billing; and possible health effects of radio frequency transmission. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Revenues

         Our revenues are generated from the following categories:

          o wireless communications, consisting of retail, service and wholesale digital PCS revenues;
          o wireline communications, including telephone revenues, fiber optic network usage (or carrier's carrier services), Internet, CLEC, long distance revenues; and,
          o other communications services revenues, including revenues from paging, voicemail, wireless and wireline cable television, our sale and lease of communications equipment and security alarm monitoring and rental of property and equipment, primarily to tenants of certain company owned facilities. Through the disposition date of July 26, 2000, analog cellular revenues are included in this category.

         Operating Expenses

         Our operating expenses are generally incurred from the following categories:

          o cost of sales, including digital PCS handset equipment costs, usage-based access charges, including long distance, roaming charges, and other direct costs. We sell handsets to our customers at a price below our cost. Previously, we have netted these discounts and costs against our revenues. We have reclassified prior periods to conform to our new policy of separately reporting cost of sales;

          o maintenance and support expenses, including costs related to specific property and equipment, as well as indirect costs such as engineering and general administration of property and equipment;

          o depreciation and amortization, including amortization of goodwill and other intangibles from acquisitions, merger and capital outlays to support continued business expansion;

          o customer operations expenses, including marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services and directory services; and,

          o corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


         Other Income (Expenses)

         Our other income (expenses) are generated (incurred) from interest income and expense, equity income or loss from RSA5 (through July 25, 2000), equity income or loss from the VA Alliance (through July 25, 2000) and WV Alliance (through February 13, 2001), gain on sale of investments and assets and loss on write-down of investments.



         Income Taxes

         Our income tax liability and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, losses sustained by the Alliances, net operating losses and related carryforwards, alternative minimum tax credit carryforwards, state minimum tax assessments, gain or loss on the sale of assets and investments, write-down of assets and investments, non-deductible amortization, and charitable contributions and other tax deductible amounts.


Results of Operations

Three Months Ended March 31, 2001
Compared to Three Months Ended March 31, 2000

OVERVIEW
EBITDA decreased $3.2 million, or 45%, from $7.0 million for the three months ended March 31, 2000 to $3.8 million for the three months ended March 31, 2001. Operating income (loss) decreased $16.0 million from income of $3.7 million to a $12.3 million loss for the three months ended March 31, 2000 and 2001, respectively. Pro forma EBITDA (Note 7) improved $4.5 million, from a loss of $.7 million to earnings of $3.8 million for the three months ended March 31, 2000 and 2001, respectively. Pro forma operating loss improved $3.7 million, from a loss of $17.0 million to a loss of $13.3 million for the three months ended March 31, 2000 and 2001, respectively.

The combination of digital PCS customers from acquisitions and internal growth as well as growth in ILEC, CLEC and Internet customers contributed to a year over year increase in revenue of $27.0 million ($11.0 million on a pro forma basis). Negative operating margins from early to mid-stage PCS operations and the associated costs of adding new PCS customers (referred to as subscriber acquisition costs), primarily handset subsidies and commissions, drove the decline in overall operating margins. In addition, costs relating to internal growth and increased depreciation and amortization from acquisition and merger activity and the consolidation of VA Alliance and WV Alliance further lowered operating income in 2001 over the prior year comparable period.

Net loss applicable to common shares for the three months ended March 31, 2001 was $20.9 million, which included $18.2 million in interest expense, as well as equity losses from the WV Alliance for the period prior to the consolidation of $1.3 million.

Net income for the three months ended March 31, 2000 was $.1 million, which included equity losses from the Alliances of $3.7 million.

OPERATING REVENUES
Operating revenues increased $27.0 million, or 131%, from $20.6 million for the three months ended March 31, 2000 to $47.6 million for the three months ended March 31, 2001.

WIRELESS COMMUNICATIONS REVENUES--Wireless communications revenues increased $23.5 million from $1.8 million to $25.3 million for the three months ended March 31, 2000 and 2001, respectively. This increase is primarily due to the acquisition of PrimeCo VA and the consolidation of the VA Alliance (Note 4), which occurred on July 26, 2000, and the consolidation of the WV Alliance (Note
4) on February 13, 2001. The acquisition of PrimeCo VA (now referred to as the VA East market) and the consolidation of the VA Alliance accounted for $21.3 million, or 91% of the total increase. The consolidation of the WV PCS Alliance in February 2001 also added $2.6 million to the year over year revenues. Revenue from our core market, which is included in both the 2000 and 2001 results, decreased $.4 million. Pro forma revenues increased $6.5 million from $21.2 million to $27.7 million for the three months ended March 31, 2000 and 2001, respectively. The western Virginia and West Virginia markets increased $6.9 million, offset by a $.4 million (3%) decline in the Virginia East market.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


Including PrimeCo VA, VA Alliance and WV Alliance, we increased PCS subscribers by 130,900, from 55,200 as of March 31, 2000 to 186,100 as of March 31, 2001.
The revenue increase from additional subscribers and wholesale revenue of $1.8 million and $2.6 million, respectively, on a pro forma basis was partially offset by a decrease in average revenue per unit ("ARPU") as ARPU declined by 11% to $40.49 by the end of the three months ended March 31, 2001. This primarily resulted from competition and changes in the mix of prepay and postpay customers and promotional introductory rates offered in the initial months of certain postpay rate plans.

WIRELINE COMMUNICATIONS REVENUES--Wireline communications revenues increased $6.4 million, or 48%, from $13.5 million to $19.9 million for the three months ended March 31, 2000 and 2001, respectively. Wireline revenues increased $4.8 million, or 28%, from $17.6 million to $22.4 million on a pro forma basis, for the three months ended March 31, 2000 and 2001, respectively.

o Telephone Revenues. Telephone revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our ILEC business increased $1.7 million, or 22%, from $8.0 million for the three months ended March 31, 2000 to $9.7 million for the three months ended March 31, 2001. The consolidation of R&B Telephone in the first quarter of 2001 accounted for $1.4 million of the increase over the first quarter of 2000. The remainder of the increase is attributable to access line growth of 5% and an increase in carrier access minutes of 21% in the first quarter of 2001 over the first quarter of 2000. These increases were partially offset by slight decreases in toll and access rates, a shift in the composition of the classification of access minutes and decreases in other telephone revenues.

o Fiber Optic Network Usage Revenues. Revenues from fiber optic network usage operations increased $.9 million, or 104%, from $.9 million for the three months ended March 31, 2000 to $1.8 million for the three months ended March 31, 2001. Of this increase, $.7 million is attributable to the consolidation of R&B Network in February 2001.

o CLEC Revenues. CLEC revenues increased $2.7 million, from $1.6 million for the three months ended March 31, 2000 to $4.3 million for the three months ended March 31, 2001. Of this increase, $.5 million is attributable to the consolidation of R&B CLEC in February 2001 and $.5 million is due to increased revenues from NA Communications, which was reclassified in both periods from the Internet segment to provide uniform reporting within the organization. Excluding the increase attributable to R&B, the increase is due to an increase of 7,900 CLEC access lines, or 88.5%, in the first quarter of 2001 over the first quarter of 2000 and a $.7 million increase in reciprocal compensation which increased from $.5 million to $1.2 million for the first quarter of 2000 and 2001, respectively.

o Internet Revenues. Revenues from Internet services increased $1.1 million, or 36.7%, from $3.0 million to $4.1 million for the three months ended March 31, 2000 and 2001, respectively. The consolidation of R&B Internet in February 2001 accounted for $.1 million of the total increase. Internet subscribers increased 8,000 or 15%, in first quarter 2001 over first quarter 2000, with DSL customer additions accounting for 1,100 of this total, from 800 customers at March 31, 2000 to 1,900 customers at March 31, 2001.

OTHER COMMUNICATIONS SERVICES REVENUES--Other communications services revenues, including other R&B, decreased $3.0 million, or 55%, from $5.4 million to $2.4 million for the three month periods ended March 31, 2000 and 2001, respectively.

o Other Wireless Revenues. Other wireless revenues consist of revenues from analog cellular, paging and voicemail. These revenues decreased $2.9 million, or 83%, from $3.5 million for the three months ended March 31, 2000 to $.6 million for the three months ended March 31, 2001. This decrease reflects the absence of analog cellular revenue in the first quarter of 2001, as the business was sold in July 2000 in connection with the acquisition of VA East. In the first quarter of 2000, analog cellular revenue was $2.7 million. Voicemail and paging revenue decreased $.2 million, or 23%, from $.8 million for the three months ended March 31, 2000 to $.6 million for the three months ended March 31, 2001.

o Cable and other Revenues. Wireless cable revenues decreased $.1 million, or 16%, from $.6 million for the three months ended March 31, 2000 to $.5 million for the three months ended March 31, 2001. Wireline cable revenues remained relatively constant in the first quarter of 2001 as compared to the first quarter of 2000. Revenues from all other sources remained constant at $.9 million for the comparative periods.


OPERATING EXPENSES

TOTAL OPERATING EXPENSES--Total operating expenses increased $43.0 million, from $16.9 million to $59.9 million for the three months ended March 31, 2000 and 2001, respectively. The consolidation of the VA Alliance and the acquisition of VA East in July 2000, and the consolidation of the WV Alliance and R&B merger in February 2001 accounted for $41.7 million, or 97%, of the total increase. The

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


exclusion of analog cellular in 2001 due to its disposition in July 2000 offset the overall increase by $1.5 million. Operating expenses, excluding depreciation and amortization, increased $30.1 million, from $13.6 million for the three months ended March 31, 2000 to $43.7 million for the three months ended March 31, 2001. Wireline operating expenses, excluding depreciation and amortization, increased $3.2 million from $8.0 million to $11.2 million for the three months ended March 31, 2000 and 2001, respectively. Wireless operating expenses, excluding depreciation and amortization, increased $28.6 million from $2.4 million for the three months ended March 31, 2000 to $31.0 million for the three months ended March 31, 2001. Within the wireline business, $1.4 million of the increase is from the inclusion of R&B, $1.1 million is from the CLEC segment (excluding R&B CLEC) and the remainder came primarily from the Internet segment. Other than the increase from the VA Alliance and WV Alliance consolidations and the acquisition of VA East, other changes within the wireless businesses netted to a decrease of $.2 million. Operating expenses, excluding depreciation and amortization, from the other communication service businesses decreased $1.7 million due primarily to the disposition of the analog cellular business in July 2000.

On a proforma basis, operating expenses, excluding depreciation and amortization, increased $6.4 million, or 15%, in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 and increased $2.3 million, or 5%, as compared to the fourth quarter of 2000. During these same comparative periods, revenues increased by 26% and 14%, respectively.

COST OF SALES--Cost of sales increased $7.8 million, from $2.4 million for the three months ended March 31, 2000 to $10.2 million for the three months ended March 31, 2001. Cost of sales as a percent of wireless sales remained constant at just over 40% for both periods.

MAINTENANCE AND SUPPORT EXPENSES--Maintenance and support expenses increased $8.3 million, or 151%, from $5.5 million to $13.8 million for the three months ended March 31, 2000 and 2001, respectively. This increase was primarily attributable to the explosive growth by acquisition in the wireless segment, as this accounted for $6.4 million of the total. In addition, CLEC accounted for $1.4 million and the other remaining increase was spread relatively evenly among the other segments. The largest driver of expense increase in all cases relates to network access and other plant related expenses due to geographic expansions and new facilities related costs from acquisitions. These types of expenses represent the largest start-up expense from geographic expansion.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses increased $12.9 million from $3.3 million for the three months ended March 31, 2000 to $16.2 million for the three months ended March 31, 2001. The digital PCS acquisitions accounted for $12.1 million of the total increase, with $2.6 million coming from goodwill and other intangible asset amortization and $2.8 million coming from the PCS license amortization. Also, the addition of R&B operations accounted for $.8 million, most of which was in the ILEC and CLEC segments. Other depreciation increases, primarily in Internet, were offset by the exclusion of depreciation from the analog cellular assets, disposed of in July 2000.

CUSTOMER OPERATIONS EXPENSES--Customer operations expenses increased $11.2 million, from $3.6 million in the first quarter of 2000 to $14.8 million in the first quarter of 2001. Of this total increase, $10.3 million occurred in the wireless segment from the VA Alliance, WV Alliance, and VA East acquisitions. The total customer operations increase relates primarily to marketing and sales activities and customer care costs primarily associated with adding new customers.

CORPORATE OPERATIONS EXPENSES--Corporate operations expenses increased $2.8 million, or 132%, from $2.1 million to $4.9 million for the three months ended March 31, 2000 and 2001, respectively. This was due to the growth in the infrastructure needed to support the acquired PCS businesses ($2.6 million) and other geographic expansion in the markets which the CLEC and Internet businesses served by the end of March 2001.

OTHER INCOME (EXPENSES)
Total other income (expenses) increased $12.4 million, from a net other expense of $4.1 million for the three months ended March 31, 2000 to a net other expense amount of $16.5 million for the three months ended March 31, 2001. This is primarily due to interest associated with debt of between $556 million and $586 million during the first quarter of 2001 as compared to debt of less than $45 million during the first quarter of 2000.

Interest expense increased $17.7 million from $.5 million for the three months ended March 31, 2000 to $18.2 million for the three months ended March 31, 2001. As noted above, this increase is due to additional financing to fund acquisitions and other third quarter 2000 transactions, and to fund future growth activity in an expanded market (see Note 4 and overview above). Interest income increased $2.8 million, from $.2 million to $3.0 million for the three months ended March 31, 2000 and 2001, respectively. This increase is due to the interest earned on restricted cash during the first quarter of 2001.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


Our share of losses from the VA Alliance was $1.5 million in the first quarter of 2000. The VA Alliance was consolidated in July 2000; therefore, no such line item exists in our 2001 income statement. Our share of losses from the WV Alliance, which commenced being consolidated on February 13, 2001 concurrent with our merger with R&B, decreased $.8 million, or 40.0%, from $2.1 million in the first quarter of 2000 to $1.3 million in 2001; therefore, the equity method of reporting was used for only a partial period. The WV Alliance losses over these comparative quarters went from $4.8 million in 2000 to $5.9 million in 2001 due primarily to the high cost of customer acquisition associated with record growth in the current quarter. Our ownership interests in the VA Alliance and the WV Alliance increased to 91% and 79%, respectively, upon completion of the R&B merger (Notes 3 and 4) on February 13, 2001.

INCOME TAXES
Income tax benefits increased $10.6 million, from a tax benefit of $.2 million for the three months ended March 31, 2000 to a tax benefit of $10.8 million for the three months ended March 31, 2001. This increase was due to the change in the pre-tax income for the comparable periods. The effective tax rate for 2001 is anticipated to be adversely impacted due to non-deductible amortization resulting from the R&B merger (Notes 4 and 7). The effective tax rates in 2000 were greatly impacted by favorable tax treatment of certain items which had a significant effect on the effective tax rate as the pre-tax income was relatively low.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under credit facilities. At March 31, 2001, we had $130 million in unused borrowings available under our senior credit facility. We borrowed an additional $20 million against our senior credit facility in the first quarter of 2001.

OPERATING CASH FLOWS
During the first quarter of 2001, net cash provided by operating activities was $2.3 million, with $3.8 million used in operations offset by net positive changes in operating assets and liabilities totaling $1.5 million. Principle changes in operating assets and liabilities were as follows: accounts receivable increased $4.0 million in total, which was a result primarily from the increase in revenues of $9.6 million from the fourth quarter of 2000; inventories and supplies decreased $4.6 million due to year end inventory stock build up being sold through the first quarter busy sales season; income taxes went from a receivable at the 2000 year end of $2.9 million to a $.2 million payable position at March 31, 2001 due to the receipt of the year end receivable and the state minimum tax payable at March 31, 2001; and, accounts payable and other liabilities (excluding additional payables from R&B and the WV Alliance) decreased by $1.3 million with accrued interest decreasing by $14.9 million due to the $20 million February semi-annual interest payment, offset by increases in accounts payable and accrued liabilities due to capital expenditure activity and growth in operations.

During the first quarter of 2000, net cash provided by operating activities was $6.5 million, with $3.4 million provided by operations and $2.3 million provided by the net positive changes in operating assets and liabilities and $.8 million provided by discontinued operations. Principal changes in operating assets and liabilities were as follows: income taxes went from a $2.0 million asset at December 31, 1999 to a $1.3 million liability on March 31, 2000; and accounts payable decreased $1.3 million due to the timing of payments.

Our cash flows used in investing activities for the first quarter of 2001 aggregated $13.3 million and include the following:

o    $25.5 million for the purchase of property and equipment;

o $3.5 million of proceeds from the final payment from the sale of the directory assistance operation (Note 5);

o $4.1 million of cash and cash equivalents on hand at R&B at the time of the merger;

o $3.6 million of net advances to and investment in the WV Alliance prior to the February 13, 2001 transaction date (Note 4), after which these entire amounts were included in the WV Alliance acquisition and were eliminated in consolidation;

o $8.0 million of deposits refunded at the conclusion of an FCC license auction as no additional licenses were purchased from this auction; and,

o    $1.1 million received from the sale of four towers in West Virginia.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


During the first quarter of 2000, our investing activities included:

o    the investment of $8.4 million in property and equipment;

o    $2.0 million in net advances to the Alliances; and

o    $3.2 million in proceeds from the sale of 10 towers.

Net cash provided by financing activities for the first quarter of 2001 aggregated $18.4 million, which includes the following:

o    $20 million in additional draws against the senior credit facility; and,

o    $1.7 million in other debt payments, primarily on capital leases.

During the first quarter of 2000, net cash provided by financing activities aggregated $5.6 million, which included $1.5 million used to pay dividends on common shares, $12.7 million for payment on senior debt, and a net of $19.4 million of borrowings against the line of credit outstanding during this period.

 Under  restrictions  related to the new debt  financing (see Note 6 in our 2000
Annual Report), we discontinued payment of dividends to common shareholders effective for the quarter ending June 30, 2000. This was done to allow us to retain future earnings, if any, to fund the development and growth of our businesses and to service our debt obligations.

As a result of the Transactions, our liquidity needs will be influenced by numerous factors including:

o significantly reduced EBITDA that we expect to continue through at least 2001, as a result of acquiring capital intensive businesses in their early stages, entering new markets and disposing of businesses that generate positive EBITDA;

o increased capital expenditures to support planned PCS network growth and customer expansion;

o our own continuing capital expenditures due to our ongoing strategy of offering our services in new markets, adding new products and services, and enhancing organic growth;

o significant capital expenditures to become an integrated communications provider in many of our existing, newly acquired and other potential markets by offering a broader range of products and services;

o    future acquisitions; and

o    significantly increased interest expense.

As a result of the Transactions, our liquidity sources include:

o    cash flows from operations, if any;

o approximately $52.8 million at March 31, 2001 held in the escrow account to fund the next three semi-annual interest payments on the senior notes, the first of which occurred in February 2001;

o $130 million available under our new credit facility subject to certain conditions;

o    public and private debt and equity markets; and,

o    disposition  of  additional   non-core   businesses  and  assets,  such  as
     additional cell towers owned in VA East, wireline cable operations and investments.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


We expect capital expenditures for the remainder of 2001 to be between $60 million and $80 million. We expect these capital expenditures to be used to:

o support the continued expansion of VA East, VA Alliance and WV Alliance operations;

o    support continued expansion of PCS, CLEC and Internet access services; and,

o add office space and furnishings to support employee additions commensurate with the growth in digital PCS, Internet and CLEC customers.

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

Item 3.   Quantitative and qualitative disclosures about market risk

   The Company's senior credit facility of $325 million, $195 million of which was outstanding at March 31, 2001, bear interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The Company's unsecured senior notes and unsecured subordinated notes are at fixed interest rates of 13% and 13.5%, respectively. The Company has other fixed rate, long-term debt totaling $34.4 million.

   The Company is exposed to market risks primarily related to interest rates. To manage its exposure to interest rate risks and in accordance with conditions of the Senior notes agreement, the Company entered into two, five year interest rate swap agreements with notional amounts of $162.5 million in September 2000. These swap agreements manage the Company's exposure to interest rate movements by effectively converting a portion of the long-term debt from variable to fixed rates. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 5.08% as of March 31, 2001. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes. Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At March 31, 2001, the Company had no exposure to credit loss on interest rate swaps. At March 31, 2001, the swap agreements had a fair value $10.3 million below their face value. The effects of a 1% change in LIBOR rates would change the fair value of the swap agreements by $6.5 million for a 1% increase in the rate (to $3.8 million below face value) and $6.8 million for a 1% decrease in the rate (to $17.1 million below face value). The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

   At March 31, 2001, fair value of the Company's financial assets approximates their related carrying amounts.

                                  NTELOS, Inc.

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

         Not applicable


Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits

         Not applicable

(B)      Reports on Form 8-K

             Form 8-K dated January 24, 2001, updating certain financial information and attaching the unaudited pro forma consolidated financial information of the Company, the unaudited interim condensed consolidated financial statements of R&B Communications, Inc. and the unaudited interim condensed financial statements of West Virginia PCS Alliance, L.C.

             Form 8-K dated February 1, 2001, pertaining to presentations to be made by Mr. James S. Quarforth, Chairman and Chief Executive Officer, and Mr. Michael B. Moneymaker, Chief Financial Officer, at investor meetings, providing an overview of NTELOS' strategy, transactions and performance through the fourth quarter of 2000.

             Form 8-K dated February 13, 2001,  pertaining to the closing of the
             agreement   and  plan  of  merger   between  the  Company  and  R&B
             Communications, Inc.

             Form 8-K dated March 6, 2001, pertaining to presentations to be made by Mr. James S. Quarforth, Chief Executive Officer, and Mr. Michael B. Moneymaker, Chief Financial Officer, at investor meetings, providing an overview of NTELOS' strategy, transactions and performance through the fourth quarter of 2000.

             Form 8-K dated March 16, 2001, pertaining to presentations to be made by Mr. James S. Quarforth, Chief Executive Officer, and Mr. Michael B. Moneymaker, Chief Financial Officer, at investor meetings, providing an overview of NTELOS' strategy, transactions and performance through the fourth quarter of 2000 and certain guidance for 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NTELOS Inc.

May 15, 2001               /s/J. S. Quarforth
                           -----------------------------------------------------
                           J. S. Quarforth, Chairman and Chief Executive Officer








May 15, 2001               /s/M. B. Moneymaker
                           -----------------------------------------------------
                           M. B. Moneymaker, Senior Vice President and
                           Chief Financial Officer, Treasurer, and Secretary