Form 10-Q/A
period 2000-09-30
NTELOS INC
filed 2001-06-21
CIK 829676

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 _____________

                                  FORM 10-Q/A
                               (Amendment No.1)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                 _____________

  For the quarter ended: September 30, 2000           Commission File: 0-16751

                                  NTELOS Inc.
            (Exact name of Registrant as specified in its Charter)

               Virginia                                54-1443350
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

                                 P.O. Box 1990
                          Waynesboro, Virginia  22980
          (Address of principal executive office, including zip code)

                      Formerly CFW Communications Company
                     -------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x       No  ____
    -------

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class Common Stock, no par value

Outstanding on May 15, 2001 was 16,858,274.

                               EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is being filed in order to revise the presentation of earnings per share to reflect the deduction of dividend requirements on preferred stock from income from continuing operations, and to present earnings per share from discontinued operation, as follows:

                                                  Three Months Ended                               Nine Months Ended
                                        ---------------------------------------        ------------------------------------------
                                          September 30,          September 30,           September 30,           September 30,
                                             2000                    1999                     2000                    1999
                                        ------------------      ---------------        ------------------      ------------------
Basic earnings per common share:
 Continuing operations                     $       0.99            $      0.34             $      0.97             $       0.50
 Discontinued operation                            1.23                  (0.00)                   1.29                     0.04
                                         --------------          -------------            ------------            -------------
 Basic earnings per common share           $       2.22            $      0.34             $      2.26             $       0.54
                                         ==============          =============            ============            =============

Diluted earnings per common share:
 Continuing operations                     $       0.96            $      0.34             $      0.95             $       0.50
 Discontinued operation                            1.20                  (0.01)                   1.26                     0.04
                                         --------------          -------------            ------------            -------------
 Diluted earnings per common share         $       2.16            $      0.33             $      2.21             $       0.54
                                         ==============          =============            ============            =============

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in City of Waynesboro, Commonwealth of Virginia, on June 18, 2001.


                                   NTELOS Inc.
                                   a Virginia corporation
                                    (Registrant)


                                   By: /s/ James S. Quarforth
                                      ---------------------------
                                      James S. Quarforth
                                      Chief Executive Officer