Form 10-K/A
period 2000-12-31
NTELOS INC
filed 2001-06-21
CIK 829676

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 _____________

                                  FORM 10-K/A
                               (Amendment No. 1)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                 _____________

For the fiscal year ended: December 31, 2000            Commission File: 0-16751


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

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES     X            NO  ____
     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

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

The number of shares of the registrant's Common Stock outstanding on March 13, 2001 was 16,852,922.

                               EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is being filed in order to amend the disclosure in NTELOS' 2000 Annual Report to shareholders incorporated by reference in Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data, in order to revise the presentation of earnings per share to reflect the deduction of dividend requirements on preferred stock from income from continuing operations, and to present earnings per share from discontinued operation, as follows:

                                                                      Year Ended December 31,
                                                          2000                  1999                 1998
                                                          ----                  ----                 ----
Basic earnings (loss) per common share:
        Continuing operations                         $         (0.58)      $          0.45      $          0.53
        Discontinued operation                                   1.25                  0.05                 0.12
                                                    -----------------     -----------------    -----------------
        Basic earnings per common share               $          0.67       $          0.50      $          0.65
                                                    =================     =================    =================
Diluted earnings (loss) per common share:
        Continuing operations                         $         (0.58)      $          0.45      $          0.52
        Discontinued operation                                   1.25                  0.05                 0.13
                                                    -----------------     -----------------    -----------------
        Diluted earnings per common share             $          0.67       $          0.50      $          0.65
                                                    =================     =================    =================
Average Shares outstanding - basic                             13,106                13,042               13,008
Average Shares outstanding - diluted                           13,106                13,113               13,094

     This Amendment No. 1 also amends the disclosure contained in the "Quarterly Review" in NTELOS' 2000 Annual Report to shareholders contained in Exhibit 13 to the Annual Report on Form 10-K, as follows:

                                                       Third            Fourth
                                                       Quarter          Quarter
--------------------------------------------------------------------------------
 2000

 Income (loss) from continuing operations per common
 share--diluted                                         .960            (1.543)

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



                              NTELOS Inc.
                              a Virginia corporation
                               (Registrant)


                              By: /s/ James S. Quarforth
                                  --------------------------------------
                                  James S. Quarforth
                                  Chief Executive Officer