Form 10-Q
period 2001-06-30
NTELOS INC
filed 2001-08-14
CIK 829676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    June 30, 2001        Commission File No.     0-16751
                      -------------------                         -------------

                                   NTELOS Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                            54-1443350
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I R S employer
  incorporation or organization)                           identification no.)


P. O. Box 1990, Waynesboro, Virginia                            22980
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code       540-946-3500
                                                  ------------------------


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



Class    COMMON STOCK, NO PAR VALUE        Outstanding 8/14/01     16,880,078
         --------------------------

                                   NTELOS Inc.


                                    I N D E X



                                                                          Page
                                                                         Number
                                                                         ------

PART I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets, June 30, 2001
         and December 31, 2000                                             3-4


         Condensed Consolidated Statements of Operations, Three and
         Six Months Ended June 30, 2001 and 2000                            5


         Condensed Consolidated Statements of Cash Flows, Six Months
         Ended June 30, 2001 and 2000                                       6


         Condensed Consolidated Statements of Shareholders' Equity, Three
         and Six Months Ended June 30, 2001 and 2000                        7


         Notes to Condensed Consolidated Financial Statements              8-11


         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12-20


PART II. OTHER INFORMATION                                                21-23


SIGNATURES                                                                24-25

                                   NTELOS Inc.

                      Condensed Consolidated Balance Sheets

                                                                                       June 30, 2001       December 31,
(In thousands)                                                                          (Unaudited)            2000
--------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
   Cash and cash equivalents                                                        $        3,136      $       1,637
   Restricted cash                                                                          13,648             20,121
   Accounts receivable, net of allowance of $10,219 ($5,100 in 2000)                        32,870             24,268
   Inventories and supplies                                                                  6,270              7,896
   Other receivables and deposits                                                                -             11,500
   Prepaid expenses and other                                                                3,859              3,178
   Income tax receivable                                                                         -              2,930
--------------------------------------------------------------------------------------------------------------------------

                                                                                            59,783             71,530
--------------------------------------------------------------------------------------------------------------------------

Investments and Advances
   Advances to affiliates                                                                    1,295             66,210
   Securities and investments                                                               40,759             17,405
   Restricted cash                                                                          39,707             50,903
--------------------------------------------------------------------------------------------------------------------------
                                                                                            81,761            134,518
--------------------------------------------------------------------------------------------------------------------------

Property and Equipment
   Land and building                                                                        42,289             26,988
   Network plant and equipment                                                             406,761            285,489
   Furniture, fixtures, and other equipment                                                 47,073             39,539
   Radio spectrum licenses                                                                 446,476            428,317
--------------------------------------------------------------------------------------------------------------------------
      Total in service                                                                     942,599            780,333
   Under construction                                                                       64,268             47,072
--------------------------------------------------------------------------------------------------------------------------

                                                                                         1,006,867            827,405
   Less accumulated depreciation                                                           110,563             81,612
--------------------------------------------------------------------------------------------------------------------------

                                                                                           896,304            745,793
--------------------------------------------------------------------------------------------------------------------------

Other Assets
   Cost in excess of net assets of business acquired,
      less accumulated amortization of $8,223 ($4,253 in 2000)                             100,768             45,861
   Other intangibles, less accumulated amortization of $4,870 ($3,554 in 2000)              19,150             44,043
   Deferred charges                                                                         20,028             26,586
   Radio spectrum licenses not in service                                                    9,968              7,874
--------------------------------------------------------------------------------------------------------------------------

                                                                                           149,914            124,364
--------------------------------------------------------------------------------------------------------------------------

                                                                                    $    1,187,762      $   1,076,205
--------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements

                                   NTELOS Inc.

                      Condensed Consolidated Balance Sheets

(In thousands)                                                                            June 30, 2001            December 31,
                                                                                           (Unaudited)                2000
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                                  $         31,974         $          33,119
   Advance billings and customer deposits                                                       8,294                     6,697
   Accrued payroll                                                                              2,393                     2,420
   Accrued interest                                                                            18,298                    20,894
   Deferred revenue                                                                             6,267                     4,843
   Other accrued liabilities                                                                    6,499                     7,362
   Accrued income taxes payable                                                                   144                         -
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               73,869                    75,335
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                                618,353                   556,287
-----------------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
   Deferred income taxes                                                                       12,202                    36,380
   Retirement benefits                                                                         16,758                    12,017
   Other                                                                                       36,386                    13,750
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               65,346                    62,147
-----------------------------------------------------------------------------------------------------------------------------------

Minority Interests                                                                                278                     1,258
-----------------------------------------------------------------------------------------------------------------------------------

Redeemable, Convertible Preferred Stock                                                       256,282                   246,906
-----------------------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
   Preferred stock                                                                                  -                         -
   Common stock                                                                               129,520                    45,272
   Stock warrants                                                                              22,874                    22,874
   Retained earnings                                                                           13,559                    57,668
   Unrealized gain on securities available for sale and cash flow hedge, net                    7,681                     8,458
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                              173,634                   134,272
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                     $      1,187,762         $       1,076,205
-----------------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

                                                                        Three Months Ended              Six Months Ended
--------------------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)                             June 30, 2001     June 30,     June 30, 2001     June 30,
                                                                                        2000                           2000
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Wireless communications                                         $      30,331    $      2,331   $     55,596    $      4,115
  Wireline communications                                                21,908          14,303         41,757          27,780
  Other communications services                                           2,414           4,883          4,728          10,233
--------------------------------------------------------------------------------------------------------------------------------
                                                                         54,653          21,517        102,081          42,128
--------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Cost of sales                                                          12,678           2,490         22,726           4,857
  Maintenance and support                                                15,933           6,181         29,760          11,687
  Depreciation and amortization                                          17,610           3,409         33,809           6,751
  Customer operations                                                    15,961           3,793         30,752           7,391
  Corporate operations                                                    4,865           2,058          9,742           4,158
--------------------------------------------------------------------------------------------------------------------------------

                                                                         67,047          17,931        126,789          34,844
--------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                 (12,394)          3,586        (24,708)          7,284

Other Income (Expenses)
  Equity loss from PCS investees
     VA PCS Alliance                                                          -          (1,315)             -          (2,839)
     WV PCS Alliance                                                          -          (1,673)        (1,286)         (3,817)
  Interest expense                                                      (19,250)           (550)       (37,447)         (1,010)
  Other income, principally interest                                        987              57          4,015              99
--------------------------------------------------------------------------------------------------------------------------------
                                                                        (30,657)            105        (59,426)           (283)

Income Taxes (Benefit)                                                  (10,872)             84        (21,636)            (87)
--------------------------------------------------------------------------------------------------------------------------------

                                                                        (19,785)             21        (37,790)           (196)

Minority Interests in Losses (Earnings) of Subsidiaries                   1,311             (32)         3,058            (105)
--------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                         (18,474)            (11)       (34,732)           (301)

Income from discontinued operations, net of tax                               -             348              -             687

--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                       (18,474)            337        (34,732)            386
Dividend requirements on preferred stock                                  4,690               -          9,377               -
--------------------------------------------------------------------------------------------------------------------------------
Income (Loss) applicable to common shares                         $     (23,164)   $        337   $    (44,109)   $        386
--------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations per common share - basic and
  diluted                                                         $       (1.37)   $  (    -   )  $      (2.76)   $      (0.02)
Income from discontinued operations per common share - basic and
diluted                                                                       -            0.03              -            0.05
Net Income (Loss) per common share - basic and diluted            $       (1.37)   $       0.03   $      (2.76)   $       0.03

Average shares outstanding - basic                                       16,857          13,101         15,972          13,084
Average shares outstanding - diluted                                     17,259          13,310         16,349          13,292
--------------------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                   $           -    $          -  $           -    $    0.11475
--------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

(In thousands)                                                                                         Six Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30, 2001          June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                                      $       (34,732)         $          386
Deduct income from discontinued operation                                                            -                     687
----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                                (34,732)                   (301)

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                 29,260                   5,871
   Amortization                                                                                  4,549                     880
   Deferred taxes                                                                              (22,789)                   (412)
   Retirement benefits and other                                                                 2,764                  (1,420)
   Accrued interest on long-term debt                                                           17,527                       -
   Accrued interest income on restricted cash                                                   (2,452)                      -
   Equity loss from PCS Alliances                                                                1,286                   6,656
   Accretion of loan discount and origination fees                                               2,107                       -
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
   (Increase) decrease in accounts receivable                                                      403                  (1,554)
   (Increase) decrease in materials and supplies                                                 2,330                    (140)
   Increase in other current assets                                                               (249)                   (404)
   Changes in income taxes                                                                       2,463                   2,122
   Decrease in accounts payable                                                                (14,223)                   (634)
   Increase (decrease) in other accrued liabilities                                             (1,447)                    518
   Increase (decrease) in other current liabilities                                               (156)                    390
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations                                           (13,359)                 11,572
Net cash used in discontinued operation                                                              -                     (73)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                            (13,359)                 11,499

Cash flows from investing activities
Purchases of property and equipment                                                            (53,759)                (17,185)
Proceeds from sale of discontinued operation                                                     3,500                       -
Investments in PCS Alliances                                                                      (634)                 (3,892)
Cash on hand in merged entity                                                                    4,096                       -
Advances to (repayments from) PCS Alliances                                                     (2,960)                  2,100
Deposit refunds (deposit) on assets                                                              8,000                    (100)
Proceeds from sale of towers and investments                                                     2,975                   3,200
Purchase of minority interest                                                                      (93)                 (7,400)
Acquisition of Internet company and subscribers                                                      -                  (1,356)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          (38,875)                (24,633)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from issuance of long-term debt                                                        55,000                       -
Cash dividends                                                                                       -                  (1,501)
Payments on senior notes                                                                             -                 (12,727)
Additional borrowing (payments) under lines of credit (net) and other debt instruments          (1,665)                 26,609
Net proceeds from exercise of stock options                                                        398                     804
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                       53,733                  13,185
----------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                            1,499                      51
Cash and cash equivalents:
Beginning                                                                                        1,637                     198
----------------------------------------------------------------------------------------------------------------------------------

Ending                                                                                 $         3,136          $          249
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

            Condensed Consolidated Statements of Shareholders' Equity
                                   (Unaudited)

                                                                                                      Accumulated
                                                                                                         Other           Total
                                             Common Stock                                 Retained   Comprehensive    Shareholders'
(In thousands)                                  Shares         Amount       Warrants      Earnings       Income          Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                       13,060    $    43,943  $         -   $    50,385  $     21,856     $   116,184
Comprehensive loss:
  Net income                                                                                   48
  Unrealized loss on securities available
  for sale,
     net of $1,533 of deferred tax benefit                                                               (2,409)
  Comprehensive loss                                                                                                     (2,361)
Dividends on common shares                                                                 (1,501)                       (1,501)
Stock options exercised, net                         34            382                                                      382
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                          13,094         44,325            -        48,932        19,447         112,704
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                                  337
  Unrealized loss on securities available
  for sale,
     net of $439 of deferred tax benefit                                                                    686
  Comprehensive income                                                                                                    1,023
Stock options exercised, net                         23            422                                                      422
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                           13,117    $    44,747  $         -   $    49,269  $     20,133     $   114,149
-----------------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                       13,132    $    45,272  $    22,874   $    57,668  $      8,458     $   134,272
Comprehensive loss:
  Net loss                                                                                (16,259)
  Cash flow hedge:
     Cumulative effect of the adoption of SFAS No.
       133, net of $2,489 of deferred tax                                                                (3,900)
       benefit
     Derivative losses, net of $1,523 of
     deferred tax
       benefit                                                                                           (2,402)
  Unrealized loss on securities available
  for sale,
     net of $979 of deferred tax benefit                                                                 (1,531)
  Comprehensive loss                                                                                                    (24,092)
Common stock issuance pursuant to R&B Merger      3,716         83,851                                                   83,851
Dividends on preferred shares                                                              (4,687)                       (4,687)
Shares issued through Employee Stock                  7            145                                                      145
Purchase Plan
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                          16,855        129,268       22,874        36,722           625         189,489
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                                                                                (18,473)
  Unrealized gain on securities available
  for sale,
     net of $3,626 of deferred tax                                                                        5,695
     obligation
  Derivative gains, net of $866 of deferred
  tax
     obligation                                                                                           1,361
  Comprehensive loss                                                                                                    (11,417)
Dividends on preferred shares                                                              (4,690)                       (4,690)
Stock options exercised, net                         12            106                                                      106
Shares issued through Employee Stock                  7            146                                                      146
Purchase Plan
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                           16,874    $   129,520  $    22,874   $    13,559  $      7,681     $   173,634
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements


1.       SIGNIFICANT ACCOUNTING POLICIES

        In the opinion of NTELOS Inc. ("NTELOS" or the "Company"), the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 2000, which is derived from audited financial statements, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

        The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities". On January 1, 2001, the Company reported the cumulative effect of adoption of $3.9 million reduction in other comprehensive income, net of $2.5 million deferred tax benefit. For the six month period ended June 30, 2001, the Company reported derivative losses of $1.0 million, net of $.7 million deferred tax benefit. The related $8.1 million liability is classified in other long-term liabilities.

        Certain amounts on the prior year financial statements have been reclassified, with no effect on net income, to conform with classifications adopted in 2001.

2.       DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        The Company manages its six primary business segments with separable management focus and infrastructures. These segments are described in more detail in Note 2 of the Company's 2000 Annual Report to Shareholders. Some changes were made to the reportable segments which are described in Note 2 of the Company's Form 10-Q for the quarter ended March 31, 2001. Summarized financial information concerning the reportable segments is shown in the following table.

                          Telephone     Network       CLEC       Internet   Wireless PCS     Analog        Other          Total
(in thousands)                                                                              Cellular
-----------------------------------------------------------------------------------------------------------------------------------
For the three months ended June 30, 2001
Revenues                $   10,831    $     2,205  $    4,705  $    4,167   $   30,331    $       -    $      2,414  $       54,653
EBITDA*                      6,717          1,769         675         229       (4,994)           -             821           5,217
Depreciation &
   Amortization              1,924            559         672         950       11,655            -           1,850          17,610

For the three months ended June 30, 2000
Revenues                $    8,022    $     1,003  $    1,930  $    3,348   $    2,332    $   2,169    $      2,713  $       21,517
EBITDA*                      5,486            662        (331)       (249)        (579)       1,105             901           6,995
Depreciation &
   Amortization              1,041            521          26         737            -          208             876           3,409

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued


                          Telephone     Network       CLEC       Internet   Wireless PCS     Analog        Other          Total
(in thousands)                                                                              Cellular
-----------------------------------------------------------------------------------------------------------------------------------
As of and for the six months ended June 30, 2001
Revenues                $   20,543    $     3,915  $    8,998  $    8,301   $   55,596    $       -    $      4,728  $      102,081
EBITDA*                     13,166          3,135       1,487         313      (10,737)           -           1,737           9,101
Depreciation &
   Amortization              3,291            859       1,174       1,937       23,723            -           2,825          33,809

Total Segment Assets        77,657         28,913      31,921      18,734      791,118            -          33,677         982,020
Corporate Assets                                                                                                            205,742
                                                                                                                     --------------
Total Assets                                                                                                         $    1,187,762
                                                                                                                     ==============

As of and for the six  months ended June 30, 2000
-------------------------------------------------
Revenues                $   15,991    $     1,872  $    3,545  $    6,372   $    4,115    $   4,847    $      5,386  $       42,128
EBITDA*                     10,979          1,236        (543)       (579)      (1,236)       2,442           1,736          14,035
Depreciation &
   Amortization              2,067            738         255       1,465            -          412           1,814           6,751

Total Segment Assets        47,267         22,582       8,543      19,358            -        5,811          44,378         147,939
Corporate Assets                                                                                                             95,324
                                                                                                                     --------------
Total Assets                                                                                                         $      243,263
                                                                                                                     ==============

        *  Operating Income (loss) before depreciation and amortization.


3.       INVESTMENTS IN WIRELESS AFFILIATES
        As of June 30, 2001, the Company had a 91% common ownership interest in the Virginia PCS Alliance, L.C. ("VA Alliance"), a PCS provider serving a 1.7 million populated area in central and western Virginia. On July 25, 2000, the Company converted its preferred interest to common interest and exercised its right to fund the redemption of the VA Alliance's Series A preferred membership interest. As a result of these events, the Company increased its common interest from 21% to 65% and commenced consolidating the VA Alliance as of July 26, 2000. The Company's ownership interest increased again on February 13, 2001 from 65% to 91% as a result of the merger with R&B Communications, Inc. ("R&B") (Note 4).

        As of June 30, 2001, the Company had a 79% common ownership interest in the West Virginia PCS Alliance, L.C. ("WV Alliance"), a PCS provider serving a 2.0 million populated area in West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. Prior to the R&B merger, the Company held a 45% ownership interest and accounted for this investment under the equity method of accounting. As a result of the R&B merger, the Company's ownership interest increased from 45% to 79%. As such, the Company commenced consolidating the WV Alliance as of the February 13, 2001 merger date (Note 4).

        At December 31, 2000, $66.2 million had been advanced to the WV Alliance which has been reflected as advances to affiliates in the Company's consolidated balance sheet. At June 30, 2001, the advance is reflected as an inter-company obligation which is eliminated from the Company's balance sheet pursuant to the consolidation.

4.       MERGER AND ACQUISITIONS
        R&B Communications Merger
        Effective February 13, 2001, the Company closed on its merger with R&B. Under the terms of the merger, the Company issued approximately 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The merger is being accounted for using the purchase method of accounting and was valued at $83.9 million. The purchase price in excess of the net assets acquired is approximately $52.0 million and has been classified as goodwill and is included in corporate assets in the segment table in Note 2, pending the completion of asset valuations and other purchase accounting matters.

        As of February 13, 2001, the Company assumed debt of $7.3 million from R&B payable in the years 2001 through 2026. The Company's results of operations include R&B operating results commencing on February 13, 2001.

        R&B is an Integrated Communications Provider ("ICP") providing local and long distance telephone service and dial-up and high-speed Internet service to business and residential customers in Roanoke, Virginia and the surrounding area, as well as in the New River Valley of Virginia.

        PrimeCo VA Acquisition
        On July 26, 2000, the Company closed on the acquisition of the PCS licenses, assets and operations of PrimeCo Personal Communications, L.P., which is located in the Richmond and Hampton Roads areas of Virginia ("PrimeCo VA"). The Company acquired PrimeCo VA for cash of $408.6 million, the assumption of approximately $20.0 million of lease obligations and the transfer of a limited partnership interest and the assets, licenses and operations of our analog wireless operation, with a combined value of approximately $78.5 million. This acquisition was accounted for under the purchase method of accounting. The Company's results of operations include PrimeCo VA operating results commencing on July 26, 2000.

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

        Revenue, operating income and income taxes from the discontinued operation were $6.8 million, $1.1 million and $.4 million, respectively, for the six months ended June 30, 2000 and $3.5 million, $.5 million and $.2 million, respectively, for the three months ended June 30, 2000.

6.       SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
        The Company made its first scheduled semi-annual payment of interest, including the period from July 26, 2000 to August 15, 2000, for $20 million on February 15, 2001 on the $280 million senior notes out of restricted cash in accordance with the terms and conditions set forth in the senior note indenture.

        In February 2001, the Company closed on the non-cash merger transaction with R&B (see Note 4).

        In April 2001, the Company acquired PCS licenses from AT&T in southern and central Pennsylvania, an area with a population of more than 2.5 million people which is contiguous to the Company's existing license holdings. This was a non-cash transaction, accounted for as a like-kind exchange, in which the Company exchanged certain of its non-operating WCS licenses, with a book value of $.1 million, for these PCS licenses.


7.       INCOME TAXES
        The effective tax rate in the six months ended June 30, 2001 was 38.4% as compared to an effective income tax rate at December 31, 2000 of 25.6%. Non deductible amortization totaled $.3 million in 2000 and the Company estimates the non-deductible amortization in 2001 will be $3.3 million. Additionally, the Company's net operating loss carryforward was approximately $22 million at December 31, 2000 and, at June 30, 2001, is estimated to be approximately $50 million by the 2001 year end. The Company has not recognized a valuation allowance based on available tax planning strategies which would result in the Company recognizing the tax benefit over the remaining statutory carryforward period.

8.       EARNINGS PER SHARE
        The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, was increased by 337,000 and 76,000 shares for the three and six months ended June 30, 2000 to reflect the assumed conversion of dilutive stock options. For the three and six months ended June 30, 2001, the Company had common stock equivalents from options totaling 102,000 and 76,000 shares, respectively, and 300,000 stock warrants for these three and six month periods, which would be dilutive. However, due to the fact that the Company has a loss from continuing operations and a loss applicable to common shares, these common stock equivalents are antidilutive as additional shares would decrease the computed loss per share information; therefore, basic and diluted earnings per share are the same. The Company currently has a total of 1.1 million options outstanding and 1.3 million warrants outstanding to acquire shares of common stock. Of these, 365,000 options and no warrants are currently exercisable.

9.       PRO FORMA RESULTS
        The pro forma unaudited results of operations for the six months ended June 30, 2001 and 2000, assuming consummation of the transactions more fully described in the Notes above and in the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report as of January 1, 2000, are as follows:

                                                                                 Six Months Ended June 30,
                                                                          -----------------------------------------
         (In thousands, except per share data)                                    2001                  2000
         ----------------------------------------------------------------------------------------------------------
         Operating revenues                                               $      107,248        $       87,263
         Operating expenses, before depreciation and amortization                 98,250                84,691
         EBITDA                                                                    8,998                 2,572
         Operating loss                                                          (26,153)              (28,432)
         Net loss from continuing operations                                     (35,537)              (45,153)
         Dividend requirements on preferred stock                                 (9,377)               (8,562)
         Loss applicable to common shares                                        (44,914)              (53,715)
         Net loss per common share:
            Basic and diluted                                             $       (2.81)        $       (3.20)


10.      SUBSEQUENT EVENTS

        On July 25, 2001, the Company announced the signing of a definitive merger agreement to acquire Conestoga Enterprises, Inc. ("CEI"). Under the terms of this agreement, CEI shareholders will receive approximately $335 million, or $40 per share, and, additionally, the Company will assume approximately $73 million of CEI's debt. The merger, which is expected to close around year-end 2001, is subject to regulatory and shareholder approvals and customary closing conditions. The agreement permits CEI shareholders to elect to receive cash, Company common stock or a combination of cash and stock, provided that not more than an aggregate of 58% of the merger consideration may be paid in cash. The transaction will be a tax-free reorganization and will be accounted for as a purchase. The number of shares of Company common stock a CEI shareholder will receive will float between a range of 1.333 and 2.222, and will be determined by dividing $40 by the volume weighted average per share sales price of the Company's common stock during the 20 trading days ending two business days prior to the effective time of the merger. To the extent that this average per share sales price is either above $30 or below $18 per share, CEI shareholders will receive 1.333 or
        2.222 shares of NTELOS stock, respectively, for each CEI share for the stock component of the merger consideration.

        The Company will finance the cash portion of the merger by issuing up to $200 million of a new Series E Redeemable, Convertible Preferred Stock to Welsh, Carson, Anderson & Stone ("WCAS"), an existing preferred shareholder. The Series E Preferred Stock will have a $21.25 conversion price, will provide an 8.5% annual coupon rate, compounded semi-annually, and will be payable in kind at the Company's option. In addition, at closing, the Company will exchange WCAS' Series B and Series C Preferred Stock for a new Series F Redeemable Convertible Preferred Stock. The Series F Preferred Stock will have a 7% coupon rate, compounded semi-annually and payable in kind at the Company's option. The Series F Preferred Stock and the warrants previously issued with the Series B Preferred Stock will have a conversion price determined in accordance with the anti-dilution protection provided in the Series B and Series C Preferred Stock agreements, but not to exceed $34 per share. WCAS will also receive a 1% cash commitment fee and one million warrants to purchase the Company's common stock with an exercise price of $21.25 per share.

        CEI is an integrated communications provider with a service area that covers southern and central Pennsylvania and is contiguous to the Company's Virginia and West Virginia operations. CEI provides local and competitive local telephone services to 84,000 and 14,000 access lines, respectively, throughout central Pennsylvania. Additionally, CEI has over 38,000 long distance customers, 18,000 wireless PCS subscribers, over 1,000 high-speed Internet customers and 5,000 paging customers. CEI generated earnings before income taxes, depreciation and amortization of $25.8 million in 2000 and $14.8 million for the six months ended June 30, 2001.

        On July 20, 2001 the Company entered into a definitive agreement to sell the PCS license in Kingsport, Tennessee to Lafayette Communications for $11.6 million. Consummation of the sale is subject to regulatory approval. Additionally, on July 24, 2001, the Company entered into a definitive agreement to sell and leaseback up to 82 communications towers in the Virginia East Market to American Towers, Inc. for up to $27.9 million. Consummation of the sale is subject to certain customary closing terms and conditions.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations

Overview

         We are a leading regional integrated communications provider ("ICP") offering a broad range of wireless and wireline products and services to business and residential customers in Virginia, West Virginia, Kentucky, Tennessee and North Carolina. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. As of June 30, 2001, we had approximately 198,700 digital PCS subscribers and approximately 78,400 combined incumbent local exchange carrier ("ILEC") and competitive local exchange carrier ("CLEC") access lines installed. R&B Communications, Inc. ("R&B"), who we merged with on February 13, 2001, accounted for 19,100 of the combined ILEC and CLEC lines.

Historically, we have derived much of our revenues from our ILEC services. As a result of our increasing focus on and growth in digital PCS, Internet access and CLEC services, a significant portion of our operating revenues are generated by businesses other than our ILEC. These newer businesses have generated lower operating margins due to start-up costs associated with expansion into new markets and introduction of new service offerings throughout the regions we serve. As we continue expansion of these new markets and services, we expect these lower operating margins to continue.

During the second half of 2000 and into 2001, we have significantly expanded the scope of the geographic markets that we serve and have focused our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services. Over the last twelve months, we completed the following:

o closing of the merger agreement with R&B, an integrated communications provider in a geographic market contiguous to ours and commensurate therewith, consolidated the WV Alliance (Note 4).

o acquisition of certain PCS licenses currently owned by AT&T that added a population of 2.5 million in certain markets in Pennsylvania in exchange for WCS licenses that we own but which were not in service (final closing was in April
2001);

o acquisition of the wireless licenses, assets and operations of PrimeCo Personal Communications, L.P. ("PrimeCo") in the Richmond and Hampton Roads, Virginia markets ("PrimeCo VA" and also referred to within our operations as "VA East");

o issuance and sale of $375 million of senior and subordinated notes;

o closing of $325 million senior credit facility, with $150 million borrowed on the date of the PrimeCo VA closing, $175 million outstanding at year-end and $230 million outstanding at June 30, 2001;

o payment of existing senior indebtedness and refinancing of the VA Alliance and the WV Alliance debt obligations;

o issuance and sale of $250 million of redeemable, convertible preferred stock;

o redemption of the series A preferred membership interest in the VA Alliance and conversion of the series B preferred membership interest into common interest;

o dispositions of RSA5 and the analog assets and operations of RSA6 in connection with the PrimeCo VA acquisition; and,

o disposition of our directory assistance operations.

Collectively these events are referred to as the "Transactions" elsewhere in this document.

We have accounted for the directory assistance operation disposed of in July 2000 as a discontinued operation. Therefore, the directory assistance operating results for 2000 are separated in the financial statements from the results of continuing operations.

As a result of the Transactions, results from the period after July 2000 differ significantly from those prior to July 2000. Additionally, the first quarter of 2001 differed significantly from any prior quarter due to the inclusion of R&B and the WV Alliance in the consolidated results from February 14, 2001. We reported significant losses from operations beginning in

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


the third quarter of 2000 due to the addition of the VA East operations, consolidation of the VA Alliance results, increase in amortization of goodwill, licenses and other intangible assets and the increases in interest related costs.

In addition to Transactions mentioned above, the following events (Note 10) have occurred subsequent to June 30, 2001:

o On July 24, 2001, we signed a definitive merger agreement with Conestoga Enterprises, Inc. ("CEI"), an ICP with a service area that covers southern and central Pennsylvania, an area contiguous to our Virginia and West Virginia operations.

o On July 24, 2001, the Company entered into a definitive agreement to sell and leaseback up to 82 communications towers in the Virginia East Market to American Towers, Inc. for up to $27.9 million.

o On July 20, 2001, the Company entered into a definitive agreement to sell the PCS license in Kingsport, Tennessee to Lafayette Communications for $11.6 million.

The discussion and analysis herein should be read in conjunction with the financial statements and the notes thereto included herein. Much of the discussion in this section involves forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements. We wish to caution readers that these forward-looking statements and any other forward-looking statements that we make are based on a number of assumptions, estimates and projections including but not limited to, changes in industry conditions created by federal and state legislation and regulations; successful integration of acquisitions; the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services; retention of our existing customer base and service levels and our ability to attract new customers; continuation of economic growth and demand for wireless and wireline communications services; rapid changes in technology; the competitive nature of the wireless telephone and other communications services industries; the effects of inflation and price changes not being greater than anticipated; adverse changes in the roaming rates we charge and pay; the capital intensity of the wireless telephone business and our debt structure; our substantial debt obligations and our ability to service those obligations; the cash flow and financial performance of our subsidiaries; restrictive covenants and consequences of default contained in our financing arrangements; our opportunities for growth through acquisitions and investments and our ability to manage this growth and successfully integrate the businesses; the level of demand for competitive local exchange services in smaller markets; our ability to manage and monitor billing; and possible health effects of radio frequency transmission. Our results are also dependent on our ability to consummate the merger with Conestoga and our ability to successfully integrate Conestoga's operations with ours. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Operating Expenses

         Our operating expenses are generally incurred from the following categories:

           o cost of sales, including digital PCS handset equipment costs, usage-based access charges, including long distance, roaming charges, and other direct costs. We sell handsets to our customers at a price below our cost. Previously, we have netted these discounts and costs against our revenues. We have reclassified prior periods to conform to our new policy of separately reporting these cost of sales;

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



         Other Income (Expenses)

         Our other income (expenses) are generated (incurred) from interest income and expense, equity income or loss from RSA5 (through July 25, 2000), and equity income or loss from the VA Alliance (through July 25, 2000) and WV Alliance (through February 13, 2001).



         Income Taxes

         Our income tax liability and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, losses sustained by the Alliances, net operating losses and related carryforwards, alternative minimum tax credit carryforwards, state minimum tax assessments, gain or loss on the sale of assets and investments, write-down of assets and investments, non-deductible amortization, and other tax deductible amounts.


Results of Operations

Three and Six Months Ended June 30, 2001
Compared to Three and Six Months Ended June 30, 2000

OVERVIEW

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased $1.8 million, or 25%, from $7.0 million to $5.2 million and $4.9 million, or 35%, from $14.0 million to $9.1 million for the respective three and six month periods ended June 30, 2001 as compared to 2000. Operating income
(loss) decreased $16.0 million from income of $3.6 million to a $12.4 million loss for the three months ended June 30, 2000 and 2001, respectively. Operating income (loss) decreased $32.0 million from income of $7.3 million to a $24.7 million loss for the six months ended June 30, 2000 and 2001, respectively. Pro forma EBITDA (Note 9) improved $1.8 million, or 53%, from $3.4 million to $5.2 million and $6.4 million, from $2.6 million to $9.0 million, for the three and six months ended June 30, 2000 and 2001, respectively. These results reflect relatively steady pro forma year over year improvement in the wireline and wireless businesses. Additionally, pro forma EBITDA for the second quarter of 2001 improved $1.4 million over the first quarter of 2001 results and has shown steady improvements over the last three quarters. Pro forma operating loss decreased $2.2 million from a loss of $28.4 million for the six months ended June 30, 2000 to a loss of $26.2 million for the six months ended June 30, 2001.

The combination of digital PCS customers from acquisitions and internal growth as well as growth in ILEC, CLEC and Internet customers contributed to a year over year increase in revenue of $60.0 million ($20.0 million on a pro forma basis). Negative operating margins from early to mid-stage PCS operations and the associated costs of adding new PCS customers (referred to as subscriber acquisition costs), primarily handset subsidies and commissions, drove the decline in overall operating margins. In addition, costs relating to internal growth and increased depreciation and amortization from acquisition and merger activity and the consolidation of VA Alliance and WV Alliance reduced income from operations to a loss position in 2001 as compared to the operating income recognized in the prior year comparable period. For the six months ended June 30, 2000, the Company reported its equity share of the VA Alliance and the WV Alliance on separate lines at its ownership percentage during this period (21% and 45%, respectively). However, the Company reported 100% of the VA Alliance operating results for the six month period ended June 30, 2001 and 100% of the WV Alliance operating results for the period from February 14, 2001 to June 30, 2001 (period after consolidation) in the details of the statement of operations.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


Net loss applicable to common shares for the three months ended June 30, 2001 was $23.2 million, which included $19.3 million in interest expense. Net loss applicable to common shares for the six months ended June 30, 2001 was $44.1 million, which included $37.4 million in interest expense and $1.3 million in equity losses from the WV Alliance for the period prior to consolidation.

Net income for the three months ended June 30, 2000 was $.3 million, which included equity losses from the Alliances of $3.0 million and $.3 million of income from discontinued operations, net of taxes. Net income for the six months ended June 30, 2000 was $.4 million, which included equity losses from the Alliances of $6.7 million, interest expense of $1.0 million and $.7 million of income from discontinued operations, net of taxes.

OPERATING REVENUES
Operating revenues increased $33.2 million, or 154%, from $21.5 million for the three months ended June 30, 2000 to $54.7 million for the three months ended June 30, 2001. Operating revenues increased $60.0 million, or 142%, from $42.1 million to $102.1 million for the six months ended June 30, 2000 and 2001, respectively.

WIRELESS COMMUNICATIONS REVENUES--Wireless communications revenues increased $28.0 million from $2.3 million to $30.3 million for the three months ended June 30, 2000 and 2001, respectively, and increased $51.5 million from $4.1 million to $55.6 million for the six months ended June 30, 2000 and 2001, respectively. This increase is primarily due to the acquisition of PrimeCo VA, the consolidation of the VA Alliance which occurred on July 26, 2000 (Note 4), and the consolidation of the WV Alliance on February 13, 2001 (Note 4). The acquisition of PrimeCo VA (now referred to as the "VA East" market) and the consolidation of the VA Alliance accounted for $22.9 million, or 82%, of the total three month increase and $44.3 million, or 86%, of the total six month increase. The consolidation of the WV Alliance in February 2001 also added $5.8 million and $8.4 million to the year over year revenues for the three and six month periods ended June 30, 2001 as compared to 2000, respectively. Pro forma revenues increased $6.5 million from $23.8 million to $30.3 million for the three months ended June 30, 2000 and 2001, respectively, and $13.1 million from $45.0 million to $58.1 million for the six months ended June 30, 2000 and 2001, respectively.

On a pro forma basis, we increased PCS subscribers by 47,200, from 151,500 as of June 30, 2000 to 198,700 as of June 30, 2001. This increase in subscribers translated to a $6.0 million year over year revenue increase. Additionally, wholesale revenue increased $8.0 million. A partial offset to these factors was a decrease in average revenue per unit ("ARPU") of $4.32, or 9%, from $45.87 for the six months ended June 30, 2000 to $41.55 for the six months ended June 30, 2001. This primarily resulted from competition and changes in the mix of prepay and postpay customers and promotional introductory rates offered in the initial months of certain postpay rate plans.

WIRELINE COMMUNICATIONS REVENUES--Wireline communications revenues increased $7.6 million, or 53%, from $14.3 million to $21.9 million for the three months ended June 30, 2000 and 2001, respectively, and increased $14.0 million, or 50%, from $27.8 million for the six months ended June 30, 2000 to $41.8 million for the six months ended June 30, 2001. Wireline revenues increased $3.4 million, or 19%, from $18.5 million to $21.9 million on a pro forma basis for the three months ended June 30, 2000 and 2001, respectively. Wireline revenues increased $8.2 million, or 23%, from $36.0 million to $44.2 million on a pro forma basis for the six months ended June 30, 2000 and 2001, respectively. These increases represent a more than 80% growth in the CLEC business for the three and six month comparable periods, followed by significant growth in the Internet, ILEC and Network businesses.

o Telephone Revenues. Telephone revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our ILEC business increased $2.8 million, or 35%, from $8.0 million for the three months ended June 30, 2000 to $10.8 million for the three months ended June 30, 2001. Telephone revenues increased $4.5 million, or 28%, from $16.0 million for the six months ended June 30, 2000 to $20.5 million for the six months ended June 30, 2001. The consolidation of R&B Telephone in the first quarter of 2001 accounted for $2.5 million (89%) and $3.8 million (85%) of the three and six month increase, respectively, over the period ended June 30, 2000. On a pro forma basis for the comparable six month periods, ILEC revenues were up 6.9% due to a 1% increase in access lines and a 7% increase in carrier access minutes.

o Fiber Optic Network Usage Revenues. Revenues from fiber optic network usage operations increased $1.2 million, or 120%, and $2.0 million, or 109%, from $1.0 million and $1.9 million for the three and six months ended June 30, 2000, respectively, to $2.2 million and $3.9 million for the three and six months ended June 30, 2001, respectively. Of the increase for the three and six months ended June 30, 2000 and 2001, $1.2 million and $1.9 million, respectively, or essentially 100% of the increases, is attributable to the consolidation of R&B Network in February 2001.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


o CLEC Revenues. CLEC revenues increased $2.8 million, or 144%, from $1.9 million for the three months ended June 30, 2000 to $4.7 million for the three months ended June 30, 2001 and increased $5.5 million, or 154%, from $3.5 million for the six months ended June 30, 2000 to $9.0 million for the six months ended June 30, 2001. Of the increase for the three and six month periods ended June 30, 2001 as compared to 2000, $.7 million (26%) and $1.3 million (23%), respectively, is attributable to the consolidation of R&B CLEC in February 2000 and $.2 million (9%) and $.7 (13%) million, respectively, is due to increased revenues from NA Communications, which was reclassified in both periods from the Internet segment to provide uniform reporting within the organization. Excluding the R&B market, which increased 2,500 lines (51%), CLEC access lines increased 6,600, or 53%. Additionally, reciprocal compensation revenues for the comparable six month periods increased $1.4 million, from $1.2 million to $2.6 million.

o Internet Revenues. Revenues from Internet services increased $.8 million, or 25%, and $1.9 million, or 30%, from $3.3 million and $6.4 million to $4.1 million and $8.3 million for the three and six months ended June 30, 2000 and 2001, respectively. The consolidation of R&B Internet in February 2001 accounted for $.2 million and $.3 million of the total increase for the three and six month periods, respectively. Internet subscribers increased 7,800, or 13%, in second quarter 2001 over second quarter 2000, with DSL customer additions accounting for 1,300 of this total, from 1,000 customers at June 30, 2000 to 2,300 customers at June 30, 2001.

OTHER COMMUNICATIONS SERVICES REVENUES--Other communications services revenues, including other R&B, decreased $2.5 million, or 51%, from $4.9 million to $2.4 million for the three month periods ended June 30, 2000 and 2001, respectively, and decreased $5.5 million, or 54%, from $10.2 million to $4.7 million for the six month periods ended June 30, 2000 and 2001, respectively.

o Other Wireless Revenues. Other wireless revenues consist of revenues from analog cellular, paging and voicemail. These revenues decreased $2.3 million, or 81%, and $5.2 million, or 82%, from $2.9 million and $6.3 million for the three and six months ended June 30, 2000 to $.6 million and $1.1 million for the three and six months ended June 30, 2001. This decrease reflects the absence of analog cellular revenue in 2001, as the business was sold in July 2000 in connection with the acquisition of VA East. Analog cellular revenue was $2.2 million for the three months ended June 30, 2000 and $4.8 million for the six months ended June 30, 2000. Voicemail and paging revenue decreased $.2 million, or 25%, from $.7 million for the three months ended June 30, 2000 to $.5 million for the three months ended June 30, 2001 and decreased $.4 million, or 24%, from $1.5 million for the six months ended June 30, 2000 to $1.1 million for the six months ended June 30, 2001 due to the 25% decrease in paging customers.

o Cable and other Revenues. Cable revenues, including wireless and wireline cable, decreased $.1 million, or 9%, and $.2 million, or 9%, from $1.0 million and $2.0 million for the three and six months ended June 30, 2000 to $.9 million and $1.8 million for the three and six months ended June 30, 2001. Other communications services revenues remained flat for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000; however, revenues decreased $.2 million, or 6%, from $1.9 million for the six months ended June 30, 2000 to $1.7 million for the six months ended June 30, 2001.


OPERATING EXPENSES

TOTAL OPERATING EXPENSES--Total operating expenses increased $49.1 million from $17.9 million to $67.0 million for the three months ended June 30, 2000 and 2001, respectively, and increased $91.9 million from $34.8 million for the six months ended June 30, 2000 to $126.7 million for the six months ended June 30, 2001. Of this increase, $14.2 million and $27.1 million relates to the increase in depreciation and amortization for the three and six month periods. Of the remaining increase for the comparable six month periods, $66.1 million relates to operating expenses other than depreciation and amortization from the VA Alliance, WV Alliance, VA East and R&B, all of which were consolidated into our results after June 30, 2000. Additionally, operating expenses increased by a total of $1.2 million in our operations which were present in both of the comparable six month periods. These increases were offset by the $2.5 million decrease attributable to analog cellular operation which was disposed of in July 2000.

On a proforma basis, operating expenses, excluding depreciation and amortization, increased $7.5 million, or 18%, in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 and increased $13.7 million, or 16%, in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. During these same comparative periods, revenues increased by 20% and 23%, respectively.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

COST OF SALES--Cost of sales increased $10.2 million from $2.5 million for the three months ended June 30, 2000 to $12.7 million for the three months ended June 30, 2001 and increased $17.8 million from $4.9 million for the six months ended June 30, 2000 to $22.7 million for the six months ended June 30, 2001. Cost of sales as a percent of wireless sales decreased significantly, from over 100% to just over 40% for the three and six month comparable periods. This is due to the change in the product mix, with a higher percentage of the total being comprised of post pay as compared to prepay customers, the increase in wholesale revenues and the leveraging of the recurring revenues from the growing customer base.

MAINTENANCE AND SUPPORT EXPENSES--Maintenance and support expenses increased $9.7 million, or 158%, from $6.2 million to $15.9 million for the three months ended June 30, 2000 and 2001, respectively, and increased $18.1 million, or 155%, from $11.7 million to $29.8 million for the six months ended June 30, 2000 and 2001, respectively. This increase was primarily attributable to the explosive growth by acquisition in the wireless segment, as this accounted for $6.7 million of the total three month increase and $13.1 million of the total six month increase. In addition, CLEC accounted for $2.3 million of the total three month increase and $3.7 million of the total six month increase. The other remaining increase was spread relatively evenly among the other segments. The largest driver of expense increase in all cases relates to network access and other plant related expenses due to geographic expansions and new facilities related costs from acquisitions. These types of expenses represent the largest start-up expense from geographic expansion. For the periods ended, maintenance and support expenses as a percent of total revenues were flat at 29%.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses increased $14.2 million from $3.4 million to $17.6 million for the three months ended June 30, 2000 and 2001, respectively, and increased $27.0 million from $6.8 million to $33.8 million for the six months ended June 30, 2000 and 2001, respectively. Of the total six month increase, $9.5 million is from amortization of goodwill, other intangible assets and licenses, primarily from the acquisition activity. The digital PCS acquisitions and R&B merger, none of which were included in the results for the period ended June 30, 2000, accounted for $15.2 million and $2.0 million, respectively, of depreciation for the six month period ending June 30, 2001.

CUSTOMER OPERATIONS EXPENSES--Customer operations expenses increased $12.2 million and $23.4 million, from $3.8 million and $7.4 million for the three and six months ended June 30, 2000, respectively, to $16.0 million and $30.8 million for the three and six months ended June 30, 2001, respectively. Of this total increase, $10.9 million and $22.7 million occurred in the wireless segment from the VA Alliance, WV Alliance, and VA East acquisitions for the three and six month periods, respectively. The total customer operations increase relates primarily to marketing and sales activities, such as the increases to operating expenses associated with adding new retail stores and other resources to the sales function, as well as the direct commissions associated with customer additions. Additionally, customer care costs increased significantly, primarily resulting from adding new customers. As a percent of total revenue, customer operations expenses increased from 18% to 30% over the related six month periods ended June 30, 2000 and 2001, respectively.

CORPORATE OPERATIONS EXPENSES--Corporate operations expenses increased $2.8 million, from $2.1 million to $4.9 million for the three months ended June 30, 2000 and 2001, respectively, and increased $5.5 million, from $4.2 million to $9.7 million for the six months ended June 30, 2000 and 2001, respectively. This was due to the growth in the infrastructure needed to support the acquired PCS businesses ($3.5 million for the three month increase and $6.9 million for the six month increase). Additionally, R&B accounted for $.4 million of the total corporate operations expense increase for the comparable six month periods. A portion of the increase in the wireless PCS corporate operations expenses resulted from the reallocation of existing overhead due to the shift in focus to our core strategic segments. As a percent of total revenue, corporate operations expenses remained constant at 10%.


OTHER INCOME (EXPENSES)
Total other expenses increased $14.8 million from a net other expense of $3.5 million for the three months ended June 30, 2000 to a net other expense of $18.3 million for the three months ended June 30, 2001 and increased $27.2 million from a net other expense of $7.5 million for the six months ended June 30, 2000 to a net other expense of $34.7 million for the six months ended June 30, 2001. This is primarily due to interest from debt with a face value of between $577 million and $640 million during the six months ended June 30, 2001 as compared to debt of less than $52 million during the comparable prior year period.

Interest expense increased $18.7 million and $36.4 million, from $.6 million and $1.0 million for the three and six months ended June 30, 2000, respectively, to $19.3 million and $37.4 million for the three and six months ended June 30, 2001. As noted above, this increase is due to additional financing to fund acquisitions and other third quarter 2000 transactions, and to fund future growth activity in an expanded market (see Note 4 and overview above). Other income, principally interest increased $.9 million and $3.9 million from $.06 million and $.1 million for the three and six months ended June 30, 2000 to $1.0 million and $4.0 million for the three and six months ended June 30, 2001, respectively. This increase is due to the interest earned on restricted cash

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

during the six months ended June 30, 2001, as well as gains of $.7 million from the sale of Illuminet Holding, Inc. ("Illuminet") stock during the second quarter of 2001.

Our share of losses from the VA Alliance was $1.3 million for the three months ended June 30, 2000 and $2.8 million for the six months ended June 30, 2000. Because the VA Alliance was consolidated in July 2000, no such line item exists in our 2001 income statement. Our share of losses from the WV Alliance declined due to WV Alliance being consolidated on February 13, 2001 concurrent with our merger with R&B. Our ownership interests in the VA Alliance and the WV Alliance increased to 91% and 79%, respectively, upon completion of the R&B merger (Notes 3 and 4) on February 13, 2001.

INCOME TAXES
Income tax benefits increased $11.0 million from a tax liability of $.08 million for the three months ended June 30, 2000 to a tax benefit of $11.0 million for the three months ended June 30, 2001. Income tax benefits increased $21.5 million from a tax benefit of $.09 million for the six months ended June 30, 2000 to a tax benefit of $21.6 million for the six months ended June 30, 2001. This increase was primarily due to the change in the pre-tax income for the comparable periods. The effective tax rate for six months ended June 30, 2001 was a 34.6% benefit, as compared to the expense rate for the six months ended June 30, 2000 of 48.9%. The 2000 rate was significantly above statutory rates due to the impact of nondeductible goodwill from the NetAccess Internet acquisition and state minimum taxes on a near breakeven profit before income tax. The 2001 benefit rate is below the statutory income tax rates due to the same factors that were present in 2000 and, additionally, nondeductible goodwill from the R&B merger (Notes 4 and 7).

LIQUIDITY AND CAPITAL RESOURCES
We have funded our working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under credit facilities. We anticipate proceeds in the second half of 2001 of approximately $39 million from the sale of certain towers and PCS licenses (Note 10). In addition, since July 1, 2001, the Company has received proceeds of $10.3 million from the sale of Illuminet stock. At June 30, 2001, we had $95 million in unused borrowings available under our senior credit facility. We borrowed an additional $35 million against our senior credit facility in the second quarter of 2001.

OPERATING CASH FLOWS
During the six month period ended June 30, 2001, net cash used in operating activities was $13.4 million, with $2.5 million used in operations and net negative changes in operating assets and liabilities totaling $10.9 million. Principle changes in operating assets and liabilities were as follows: inventories and supplies decreased $2.3 million due to the reduction in inventory levels from the quantities on hand at year-end, which were higher to support the seasonal sales activity through February; income taxes went from a receivable at the 2000 year end of $2.9 million to a $.1 million payable position at June 30, 2001 due to the receipt of the year end receivable and the state minimum tax payable at June 30, 2001; and, accounts payable and other liabilities (excluding additional payables from R&B and the WV Alliance) increased by $15.8 million due to the timing of payments at and around the respective period ends.

During the six month period ended June 30, 2000, net cash provided by operating activities was $11.5 million, with $11.3 million provided by operations, $.3 million provided by the net positive changes in operating assets and liabilities and $.1 million provided by discontinued operations. Principal changes in operating assets and liabilities were as follows: income taxes went from a $2.0 million asset at December 31, 1999 to a $.1 million liability on June 30, 2000; and accounts payable decreased $.6 million due to the timing of payments.

Our cash flows used in investing activities for the six month period ended June 30, 2001 aggregated $38.9 million and include the following:

o $53.8 million for the purchase of property and equipment;

o $3.5 million of proceeds from the final payment from the sale of the directory assistance operation (Note 5);

o $4.1 million of cash and cash equivalents on hand at R&B at the time of the merger;

o $3.0 million of repayments from the Alliances;

o $8.0 million of deposits refunded at the conclusion of an FCC license auction as no additional licenses were purchased from this auction; and,

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

o $3.0 million received from the sale of towers and investments.

During the six month period ended June 30, 2000, our investing activities included:

o $17.2 million in property and equipment;

o $3.9 million in investments in the Alliances;

o $2.1 million in net advances to the Alliances;

o $3.2 million in proceeds from the sale of towers and investments;

o $7.4 million for the purchase of minority interest; and,

o $1.4 million for the purchase of an Internet company and its subscribers.

Net cash provided by financing activities for the six month period ended June 30, 2001 aggregated $53.7 million, which includes the following:

o $55 million in additional draws against the senior credit facility; and,

o $1.7 million in other debt payments.

During the six month period ended June 30, 2000, net cash provided by financing activities aggregated $13.2 million, which included $1.5 million used to pay dividends on common shares, $12.7 million for payment on senior debt, and a net of $26.6 million of borrowings against the line of credit outstanding during this period.

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

As a result of the Transactions, our liquidity needs will be influenced by numerous factors including:

o significantly reduced EBITDA that we expect to continue through at least 2001 as a result of acquiring capital intensive businesses in their early stages, entering new markets and disposing of businesses that generate positive EBITDA;

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

o future acquisitions; and,

o significantly increased interest expense.

As a result of the Transactions, our liquidity sources include:

o cash flows from operations, if any;

o approximately $53.3 million at June 30, 2001 held in the escrow account to fund the next three semi-annual interest payments on the senior notes, the first of which occurred in February 2001 with the next payment to be made in August 2001;

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

o $95 million available under our new credit facility subject to certain conditions;

o public and private debt and equity markets; and,

o disposition of additional non-core businesses and assets, such as additional cell towers owned in VA East and excess PCS spectrum (Note 10), and available for sale investments.

We expect capital expenditures for the remainder of 2001 to be between $50 million and $60 million. We expect these capital expenditures to be used to:

o support the capital needs of our expanded PCS markets and operations;

o support potential future expansion of PCS, CLEC and Internet access services; and,

o add office space and furnishings to support employee additions commensurate with the growth in our strategic businesses.

Based on our assumptions about the future of our operating results, our capital expenditure needs, many of which are discretionary, and the availability of borrowings under our new credit facility and our other sources of liquidity, we believe that we will have sufficient resources to fund our existing operations and strategic plans. However, if any of our assumptions prove incorrect, we may not have sufficient capital resources or may not remain in compliance with our debt convenants. If so, we may have to delay or abandon some of our anticipated capital expenditures and our ability to make interest and principal payments on the notes would be significantly impaired.


Item 3.  Quantitative and qualitative disclosures about market risk

The Company's senior credit facility of $325 million, $230 million of which was outstanding at June 30, 2001, bears interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The Company's unsecured senior notes and unsecured subordinated notes are at fixed interest rates of 13% and 13.5%, respectively. The Company has other fixed rate, long-term debt totaling $34.4 million.

The Company is exposed to market risks primarily related to interest rates. To manage its exposure to interest rate risks and in accordance with conditions of the senior note indenture, the Company entered into two, five year interest rate swap agreements with notional amounts of $162.5 million in September 2000. These swap agreements manage the Company's exposure to interest rate movements by effectively converting a portion of the long-term debt from variable to fixed rates. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 3.835% as of June 30, 2001. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes. Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At June 30, 2001, the Company had no exposure to credit loss on interest rate swaps. At June 30, 2001, the swap agreements had a fair value $8.1 million below their face value. The effects of a 1% change in LIBOR rates would change the fair value of the swap agreements by $6.3 million for a 1% increase in the rate (to $1.8 million below face value) and $6.4 million for a 1% decrease in the rate (to $14.4 million below face value). The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

At June 30, 2001, fair value of the Company's financial assets approximates their related carrying amounts.

                                   NTELOS Inc.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

In June 1999, we commenced an arbitration against the vendor who provided our previous PCS billing system. The claim alleges that the vendor breached certain agreements and committed fraud in relation to its installation and maintenance of billing software for us. The claim seeks in excess of $2.8 million in damages. In April 2000, the vendor filed a response to the claim and, in addition, filed counterclaims seeking damages from us relating to the installation and maintenance of the same software. The vendor's counterclaims exceed $2.5 million in damages. We will continue to pursue our claims against the vendor and believe that the counterclaims asserted by the vendor are without merit. Arbitration of this matter is scheduled for October 2001.

Item 2.  Changes In Securities

        Not applicable

Item 3.  Defaults Upon Senior Securities

        Not applicable

Item 4.  Submission Of Matters To A Vote Of Security Holders

         At the regular Annual Meeting of the Shareholders held May 8, 2001, Class I Directors C.A. Rosberg, A.W. Hamill and A.J. de Nicola and Class II Director J.B. Williamson, III and Class III Director J.A Layman, being the same as the nominees in the proxy solicitation, were elected.

         In addition to the election of board members mentioned above, the shareholders voted and approved three other proposals.

         The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

============================================= ==================== ===================== =======================
                                                                                          ABSTENTIONS /BROKER
                  NOMINEE                             FOR                AGAINST               NON-VOTES
--------------------------------------------- -------------------- --------------------- -----------------------
C.A. Rosberg (Class I)                                17,919,862               577,267                0
--------------------------------------------- -------------------- --------------------- -----------------------
A.W. Hamill (Class I)                                 17,944,787               552,343                0
--------------------------------------------- -------------------- --------------------- -----------------------
A.J. de Nicola (Class I)                              17,939,296               557,833                0
--------------------------------------------- -------------------- --------------------- -----------------------
J.B. Williamson, III (Class II)                       17,911,093               586,036                0
--------------------------------------------- -------------------- --------------------- -----------------------
J.A. Layman (Class III)                               17,398,204             1,098,925                0
--------------------------------------------- -------------------- --------------------- -----------------------
              OTHER PROPOSALS
--------------------------------------------- -------------------- --------------------- -----------------------
To Amend the Non-Employee Directors' Stock
Option Plan to reserve an additional
100,000 shares for issuance under the plan            15,011,128             1,934,643          191,701
--------------------------------------------- -------------------- --------------------- -----------------------
To amend the 1997 Stock Compensation Plan
to reserve an additional 1,550,000 shares
for issuance under the plan                           14,956,696             1,975,339          205,440
--------------------------------------------- -------------------- --------------------- -----------------------

        The following continued in their capacity as directors: P.H. Arnold, W.W. Gibbs, J.B. Mitchell, and J.S. Quarforth. C.W. McNeely's term expired May 8, 2001, at which time he resigned as a Director.

                                   NTELOS Inc.

                           Part II. OTHER INFORMATION

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits

         Not applicable

(B)      Reports on Form 8-K

             Form 8-K dated January 24, 2001, updating certain financial information and attaching the unaudited pro forma consolidated financial information of the Company, the unaudited interim condensed consolidated financial statements of R&B Communications, Inc. and the unaudited interim condensed financial statements of West Virginia PCS Alliance, L.C. nine month periods ended September 30, 2000 and 1999.

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

             Form 8-K dated April 25, 2001, updating certain financial information and attaching the unaudited pro forma consolidated financial information of the Company, the unaudited interim condensed consolidated financial statements of R&B Communications, Inc. and the unaudited interim condensed financial statements of West Virginia PCS Alliance, L.C. for the fiscal years ended December 31, 2000 and 1999.

             Form 8-K dated May 8, 2001, pertaining to presentations to be made by Mr. James S. Quarforth, Chief Executive Officer, and Mr. Michael
             B. Moneymaker, Chief Financial Officer, at the Company's annual meeting of shareholders, providing an overview of NTELOS' strategy, transactions and performance through the 2000 year end.

             Form 8-K dated May 11, 2001, pertaining to presentations to be made by Mr. James S. Quarforth, Chief Executive Officer, and Mr. Michael
             B. Moneymaker, Chief Financial Officer, at investor meetings, providing an overview of NTELOS' strategy, transactions and performance through the first quarter of 2001.

                                   NTELOS Inc.

                           Part II. OTHER INFORMATION

             Form 8-K dated May 17, 2001, pertaining to presentations to be made by Mr. James S. Quarforth, Chief Executive Officer, and Mr. Michael
             B. Moneymaker, Chief Financial Officer, at investor meetings, providing an overview of NTELOS' strategy, transactions and performance through the first quarter of 2001.

             Form 8-K dated June 22, 2001, pertaining to presentations to be made by Mr. James S. Quarforth, Chief Executive Officer, and Mr. Michael B. Moneymaker, Chief Financial Officer, at investor meetings, providing an overview of NTELOS' strategy, transactions and performance through May 2001.

             Form 8-K dated June 27, 2001, pertaining to the Company's decision to dismiss McGladrey & Pullen LLP as its independent accountants and engage the firm Ernst & Young as independent accountants for the 2001 fiscal year.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             NTELOS Inc.


August 14, 2001
                             -----------------------------------------------
                             J. S. Quarforth, Chief Executive Officer








August 14, 2001
                             ----------------------------------------------
                             M. B. Moneymaker, Senior Vice President and
                             Chief Financial Officer, Treasurer, and Secretary

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        NTELOS Inc.

August 14, 2001         /s/J. S. Quarforth
                        -----------------------------------------------------
                        J. S. Quarforth, Chairman and Chief Executive Officer








August 14, 2001         /s/M. B. Moneymaker
                        -----------------------------------------------------
                        M. B. Moneymaker, Senior Vice President and
                        Chief Financial Officer, Treasurer, and Secretary