Form 10-Q
period 2001-09-30
NTELOS INC
filed 2001-11-14
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   September 30, 2001       Commission File No.   0-16751
                      ----------------------                         -----------

                                   NTELOS Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           VIRGINIA                                             54-1443350
--------------------------------------------------------------------------------
(State or other  jurisdiction of                             (I R S employer
 incorporation or organization)                            identification no.)


P. O. Box 1990, Waynesboro, Virginia                             22980
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code         540-946-3500
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



Class    COMMON STOCK, NO PAR VALUE        Outstanding 10/31/01    16,914,210
         --------------------------

                                   NTELOS Inc.


                                    I N D E X



                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets, September 30, 2001 and
         December 31, 2000                                                 3-4


         Condensed Consolidated Statements of Operations, Three and Nine
         Month Periods Ended September 30, 2001 and 2000                     5


         Condensed Consolidated Statements of Cash Flows, Nine Month
         Periods Ended September 30, 2001 and 2000                           6


         Condensed Consolidated Statements of Shareholders' Equity,
         Three Quarter Periods Ended September 30, 2001 and 2000             7


         Notes to Condensed Consolidated Financial Statements             8-13


         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       14-27


PART II. OTHER INFORMATION                                                  28


SIGNATURES                                                               29-30

                                                            NTELOS Inc.

                                               Condensed Consolidated Balance Sheets
                                                                                               September 30,       December 31,
(In thousands)                                                                                     2001                2000
----------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                          (Unaudited)
Current Assets
   Cash and cash equivalents                                                                $        8,971      $       1,637
   Restricted cash                                                                                   4,550             20,121
   Accounts receivable, net of allowance of $13,573 and $5,100, respectively                        36,305             24,268
   Inventories and supplies                                                                          7,062              7,896
   Other receivables and deposits                                                                   10,443             11,500
   Prepaid expenses and other                                                                        4,600              3,178
   Income tax receivable                                                                                 -              2,930
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                    71,931             71,530
----------------------------------------------------------------------------------------------------------------------------------

Investments and Advances
   Advances to affiliates                                                                                -             66,210
   Securities and investments                                                                       14,440             17,405
   Restricted cash                                                                                  31,317             50,903
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    45,757            134,518
----------------------------------------------------------------------------------------------------------------------------------

Property and Equipment
   Land and building                                                                                47,156             26,988
   Network plant and equipment                                                                     397,028            285,489
   Furniture, fixtures, and other equipment                                                         58,025             39,539
   Radio spectrum licenses                                                                         444,742            428,317
----------------------------------------------------------------------------------------------------------------------------------
      Total in service                                                                             946,951            780,333
   Under construction                                                                               62,744             47,072
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                 1,009,695            827,405
   Less accumulated depreciation                                                                   130,556             81,612
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                   879,139            745,793
----------------------------------------------------------------------------------------------------------------------------------

Other Assets
   Cost in excess of net assets of business acquired,
      less accumulated amortization of $8,672 and $4,253, respectively                              94,835             45,861
   Other intangibles, less accumulated amortization of $8,363 and $3,554, respectively              35,029             44,043
   Deferred charges                                                                                 21,374             26,586
   Deferred tax asset                                                                                4,352                  -
   Radio spectrum licenses not in service                                                           10,078              7,874
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                   165,668            124,364
----------------------------------------------------------------------------------------------------------------------------------

                                                                                            $    1,162,495      $   1,076,205
==================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                            NTELOS Inc.

                                               Condensed Consolidated Balance Sheets

(In thousands)                                                                           September 30,            December 31,
                                                                                              2000                    2000
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity                                                       (Unaudited)
Current Liabilities
   Accounts payable                                                                  $        28,307          $          33,119
   Advance billings and customer deposits                                                     10,216                      6,697
   Accrued payroll                                                                             2,644                      2,420
   Accrued interest                                                                            5,991                     20,894
   Deferred revenue                                                                            6,041                      4,843
   Other accrued liabilities                                                                   7,481                      7,362
   Income taxes payable                                                                          144                          -
----------------------------------------------------------------------------------------------------------------------------------
                                                                                              60,824                     75,335
----------------------------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                               638,358                    556,287
----------------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
   Deferred income taxes                                                                           -                     36,380
   Retirement benefits                                                                        17,163                     12,017
   Long-term deferred liabilities                                                             43,886                     13,750
----------------------------------------------------------------------------------------------------------------------------------

                                                                                              61,049                     62,147
----------------------------------------------------------------------------------------------------------------------------------

Minority Interests                                                                               278                      1,258
----------------------------------------------------------------------------------------------------------------------------------

Redeemable, Convertible Preferred Stock                                                      258,632                    246,906
----------------------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
   Preferred stock                                                                                -                          -
   Common stock                                                                              130,006                     45,272
   Stock warrants                                                                             22,874                     22,874
   Retained earnings                                                                             674                     57,668
   Unrealized (loss) gain on securities available for sale and cash flow hedge, net          (10,200)                     8,458
----------------------------------------------------------------------------------------------------------------------------------

                                                                                             143,354                    134,272
----------------------------------------------------------------------------------------------------------------------------------

                                                                                     $     1,162,495          $       1,076,205
==================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                            NTELOS Inc.

                                          Condensed Consolidated Statements Of Operations
                                                            (Unaudited)
                                                                        Three Months Ended                Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)                           Sept 30, 2001    Sept 30, 2000   Sept 30, 2001    Sept 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Wireless communications                                        $      31,996    $     15,316    $      87,592    $      19,431
  Wireline communications                                               21,513          14,886           63,270           42,666
  Other communications services                                          2,552           3,222            7,280           13,455
--------------------------------------------------------------------------------------------------  --------------------------------
                                                                        56,061          33,424          158,142           75,552
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Cost of sales                                                         11,901           5,830           34,627           10,687
  Maintenance and support                                               16,252           8,801           46,012           20,488
  Depreciation and amortization                                         22,373          12,224           56,182           18,975
  Asset write-down and impairment charges                                    -           5,625                -            5,625
  Customer operations                                                   16,029          10,978           46,781           18,369
  Corporate operations                                                   4,806           3,362           14,548            7,521
------------------------------------------------------------------------------------------------------------------------------------
                                                                        71,361          46,820          198,150           81,665
------------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                                         (15,300)        (13,396)         (40,008)          (6,113)

Other Income (Expenses)
  Equity loss from PCS investees
     VA PCS Alliance                                                         -            (840)               -           (3,679)
     WV PCS Alliance                                                         -          (1,934)          (1,286)          (5,750)
  Gain on sale of assets                                                22,261          62,633           22,967           62,633
  Other financing costs                                                      -          (6,276)               -           (6,276)
  Interest expense                                                     (19,542)        (12,278)         (56,989)         (13,748)
  Other income, principally interest                                       733           3,051            4,042            3,610
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (11,848)         30,960          (71,274)          30,677

Income Tax (Benefit) Provision                                          (3,812)         12,317          (25,448)          12,229
------------------------------------------------------------------------------------------------------------------------------------

                                                                        (8,036)         18,643          (45,826)          18,448

Minority Interests in Losses (Earnings) of Subsidiaries                      -               -            3,058             (105)
------------------------------------------------------------------------------------------------------------------------------------

(Loss) Income from Continuing Operations                                (8,036)         18,643          (42,768)          18,343

Discontinued Operation
   Income (loss) from discontinued operation, net of tax                     -            (290)               -              396
   Gain on sale of discontinued operation, net of tax                        -          16,497                -           16,497
------------------------------------------------------------------------------------------------------------------------------------
Net (Loss) Income                                                       (8,036)         34,850          (42,768)          35,236
Dividend requirements on preferred stock                                 4,849           5,670           14,226            5,670
------------------------------------------------------------------------------------------------------------------------------------
(Loss) Income Applicable to Common Shares                        $     (12,885)   $     29,180    $     (56,994)   $      29,566
====================================================================================================================================

Basic Earnings Per Common Share:
  (Loss) income from continuing operations                       $      (0.76)    $     0.99      $      (3.50)    $      0.97
  Income from discontinued operation                                        -           1.23                 -            1.29
------------------------------------------------------------------------------------------------------------------------------------
    Basic (loss) earnings per common share                       $      (0.76)    $     2.22      $      (3.50)    $      2.26
------------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Common Share:
  (Loss) income from continuing operations                       $      (0.76)    $     0.96      $      (3.50)    $      0.95
  Income from discontinued operation                                        -           1.20                 -            1.26
------------------------------------------------------------------------------------------------------------------------------------
    Diluted (loss) earnings per common share                     $      (0.76)    $     2.16      $      (3.50)    $      2.21
------------------------------------------------------------------------------------------------------------------------------------

Average shares outstanding - basic                                      16,890          13,128           16,282           13,099
Average shares outstanding - diluted                                    17,215          13,516           16,622           13,359
------------------------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                  $           -    $          -    $           -    $   0.11475
====================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                            NTELOS Inc.

                                          Condensed Consolidated Statements of Cash Flows
                                                            (Unaudited)

(In thousands)                                                                                   Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     September 30, 2001       September 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net (loss) income                                                                  $        (42,768)        $          35,236
Deduct income from discontinued operation                                                         -                      (396)
Deduct gain on sale of discontinued operations                                                    -                   (16,497)
----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                                                    (42,768)                   18,343

Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on disposition of investment                                                        (22,967)                  (62,633)
   Asset write-down and impairment charges                                                        -                     5,625
   Depreciation                                                                              48,188                    16,420
   Amortization                                                                               7,994                     2,555
   Deferred taxes                                                                           (27,121)                   22,802
   Retirement benefits and other                                                               (897)                    2,025
   Accrued interest on long-term debt                                                        23,408                         -
   Accrued interest income on restricted cash                                                (3,164)                        -
   Equity loss from PCS Alliances                                                             1,286                     9,428
   Accretion of loan discount and origination fees                                            3,174                         -
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
   Increase in accounts receivable                                                           (3,032)                   (7,443)
   Decrease in materials and supplies                                                         1,538                       180
   Increase in other current assets                                                          (4,822)                     (503)
   Net changes in income taxes                                                                3,074                    (9,495)
   Increase (decrease) in accounts payable                                                  (15,496)                    5,669
   Increase (decrease) in other accrued liabilities                                            (442)                    6,505
   Increase in other current liabilities                                                      1,736                     4,081
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations                                        (30,311)                   13,559
Net cash used in discontinued operation                                                           -                      (544)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                         (30,311)                   13,015

Cash flows from investing activities
Purchases of property and equipment                                                         (72,680)                  (34,153)
Cash payment on purchase of PrimeCo VA                                                            -                  (408,644)
Investment in restricted cash, net                                                                -                   (70,259)
Proceeds from sale of discontinued operation                                                  3,500                    31,744
Investments in PCS Alliances                                                                   (687)                  (15,292)
Cash on hand in merged entity                                                                 4,096                         -
Advances to PCS Alliances                                                                    (2,960)                  (53,805)
Deposit on assets                                                                             8,000                         -
Proceeds from sale of towers and investments                                                 26,992                     3,200
Purchase of minority interest                                                                   (93)                  (10,745)
Acquisition of Internet company and subscribers                                                   -                    (1,364)
Purchase of investments and other                                                              (895)                   (4,618)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (34,727)                 (563,936)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from issuance of long-term debt                                                     76,000                   520,459
Proceeds from issuance of preferred stock and warrants                                            -                   242,538
Payoff of VA PCS Alliance long-term debt                                                          -                  (118,570)
Cash dividends                                                                                    -                    (1,501)
Payments on senior notes                                                                          -                   (12,727)
Additional payments under lines of credit (net) and other debt instruments                   (2,943)                  (23,530)
Net proceeds from exercise of stock options                                                     533                     1,095
Payment of debt financing closing costs                                                      (1,218)                  (17,722)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    72,372                   590,042
----------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                         7,334                    39,121
Cash and cash equivalents:
Beginning                                                                                     1,637                       198
----------------------------------------------------------------------------------------------------------------------------------

Ending                                                                             $          8,971         $          39,319
==================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                            NTELOS Inc.

                                     Condensed Consolidated Statements of Shareholders' Equity
                                                            (Unaudited)
                                                                                                       Accumulated
                                                                                                          Other           Total
                                             Common Stock                                 Retained    Comprehensive    Shareholders'
(In thousands)                                  Shares         Amount       Warrants      Earnings        Income          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                       13,060    $    43,943  $         -   $    50,385   $     21,856     $   116,184
Comprehensive loss:
  Net income                                                                                   48
  Unrealized loss on securities available
    for sale, net of $1,533 of deferred tax
    benefit                                                                                               (2,409)
  Comprehensive loss                                                                                                      (2,361)
Dividends on common shares                                                                 (1,501)                        (1,501)
Stock options exercised, net                         34            382                                                       382
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                          13,094         44,325            -        48,932         19,447         112,704
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                                  337
  Unrealized loss on securities available
    for sale, net of $439 of deferred tax
    benefit                                                                                                  686
  Comprehensive income                                                                                                     1,023
Stock options exercised, net                         23            422                                                       422
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                           13,117         44,747            -        49,269         20,133         114,149
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                               34,850
  Unrealized loss on securities available
    for sale, net of $6,148 of deferred tax
    benefit                                                                                               (9,663)
  Comprehensive income                                                                                                    25,187
Dividends on preferred shares                                                              (5,670)                        (5,670)
Issuance of warrants                                                         22,874                                       22,874
Stock options exercised, net                         13            291                                                       291
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                      13,130    $    45,038  $    22,874   $    78,449   $     10,470     $   156,831
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                       13,132    $    45,272  $    22,874   $    57,668   $      8,458     $   134,272
Comprehensive loss:
  Net loss                                                                                (16,259)
  Cash flow hedge:
     Cumulative effect of the adoption of
       SFAS No. 133, net of $2,489 of
       deferred tax  benefit                                                                              (3,900)
     Derivative losses, net of $1,523 of
       deferred tax benefit                                                                               (2,402)
  Unrealized loss on securities available
    for sale, net of $979 of deferred tax benefit                                                         (1,531)
  Comprehensive loss                                                                                                     (24,092)
Common stock issuance pursuant to R&B Merger      3,716         83,851                                                    83,851
Dividends on preferred shares                                                              (4,687)                        (4,687)
Shares issued through Employee Stock
  Purchase Plan                                       7            145                                                       145
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                          16,855        129,268       22,874        36,722            625         189,489
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                                                                                (18,473)
  Unrealized gain on securities available
  for sale, net of $3,626 of deferred tax
    obligation                                                                                             5,695
  Derivative gains, net of $866 of deferred
    tax obligation                                                                                         1,361
  Comprehensive loss                                                                                                     (11,417)
Dividends on preferred shares                                                              (4,690)                        (4,690)
Stock options exercised, net                         12            106                                                       106
Shares issued through Employee Stock
  Purchase Plan                                       7            146                                                       146
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                           16,874        129,520       22,874        13,559          7,681         173,634
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                                                                                 (8,036)
  Realization of gain due to sale of equity
    interest in Illuminet Holdings, Inc.,
    net of $8,138 of deferred tax obligation                                                             (12,805)
  Derivative losses, net of $3,231 of
    ferred tax Benefit                                                                                    (5,076)
  Comprehensive loss                                                                                                     (25,917)
Dividends on preferred shares                                                              (4,849)                        (4,849)
Stock issuance for purchase of minority
  interest                                           20            350                                                       350
Stock options exercised, net                          3              -                                                         -
Shares issued through Employee Stock
  Purchase Plan                                      11            136                                                       136
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                      16,908    $   130,006  $    22,874   $       674   $    (10,200)    $   143,354
====================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES
        In the opinion of NTELOS Inc. ("NTELOS" or the "Company"), the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 2000, which is derived from audited financial statements, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2001 and December 31, 2000, the results of operations for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations for the nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

        The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities". On January 1, 2001, the Company reported the cumulative effect of adoption of $3.9 million reduction in other comprehensive income, net of $2.5 million deferred tax benefit. For the nine month period ended September 30, 2001, the Company reported derivative losses of $6.1 million, net of $3.9 million deferred tax benefit. The related $16.4 million liability is classified in other long-term liabilities.

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

        Depreciation and amortization of corporate assets is included in the "other" column in the tables below. For the quarters ended September 30, 2000 and 2001, this amounted to $.4 million and $1.4 million, respectively, of the total "other" depreciation and amortization. For the nine month periods ended September 30, 2000 and 2001, this amounted to $.9 million and $3.2 million, respectively, of the total "other" depreciation and amortization.

                                                            NTELOS Inc.
                                        Notes to Condensed Consolidated Financial Statements
                                                             Continued
                                                                                             Analog
(in thousands)            Telephone      Network      CLEC       Internet   Wireless PCS    Cellular       Other          Total
------------------------------------------------------------------------------------------------------------------------------------
For the three month period ended September 30, 2001
Revenues                $    10,929    $    2,397  $     4,022 $     4,165  $     31,996  $          -  $     2,552  $       56,061
EBITDA*                       6,873         1,951         (226)        354        (2,968)            -        1,089           7,073
Depreciation &
   Amortization               1,688           535          609         996        16,658             -        1,887          22,373

For the three month period ended September 30, 2000
Revenues                $     8,058    $      795  $     2,578 $     3,455  $     15,316  $        709  $     2,513  $       33,424
EBITDA*                       5,632           525           91        (145)       (2,770)          210          910           4,453
Depreciation &
   Amortization               1,075           256          503       1,117         8,187           (18)       1,104          12,224
Asset Write-Down Charge           -             -                        -         5,625                          -           5,625

                                                                                             Analog
(in thousands)            Telephone      Network      CLEC       Internet   Wireless PCS    Cellular       Other          Total
------------------------------------------------------------------------------------------------------------------------------------
As of and for the nine month period ended September 30, 2001
Revenues                $    31,472    $    6,312  $    13,020 $    12,466  $     87,592  $          -  $     7,280  $      158,142
EBITDA*                      20,039         5,087        1,261         668       (13,705)            -        2,824          16,174
Depreciation &
   Amortization               4,729         1,308        1,748       2,905        40,684             -        4,808          56,182

Total Segment Assets         72,715        26,500       30,108      18,220       793,695             -       32,101         973,339
Corporate Assets                                                                                                            189,156
                                                                                                                     ---------------
Total Assets                                                                                                         $    1,162,495
                                                                                                                     ===============

As of and for the nine month period ended September 30, 2000
------------------------------------------------------------
Revenues                $    24,049    $    2,667  $     6,123 $     9,827  $     19,431  $      5,556  $     7,899  $       75,552
EBITDA*                      16,611         1,760         (452)       (724)       (4,006)        2,652        2,646          18,487
Depreciation &
   Amortization               3,142           605        1,147       2,582         8,187           394        2,918          18,975
Asset Write-Down Charge           -             -            -           -         5,625             -            -           5,625
Total Segment Assets         50,748        11,580       22,271      19,035       679,398             -       33,649         816,681
Corporate Assets                                                                                                            253,248
                                                                                                                     ---------------
Total Assets                                                                                                         $    1,069,929
                                                                                                                     ===============
        * Operating Income (loss) before depreciation and amortization and asset write-down charge.

3. INVESTMENTS IN WIRELESS AFFILIATES
        As of September 30, 2001, the Company had a 93% common ownership interest in the Virginia PCS Alliance, L.C. ("VA Alliance"), a PCS provider serving a 1.7 million populated area in central and western Virginia. On July 25, 2000, the Company converted its preferred interest to common interest and exercised its right to fund the redemption of the VA Alliance's Series A preferred membership interest. As a result of these events, the Company increased its common interest from 21% to 65% and commenced consolidating the VA Alliance as of July 26, 2000. The Company's ownership interest increased again on February 13, 2001 from 65% to 91% as a result of the merger with R&B Communications, Inc. ("R&B") (Note 4). Finally, the Company increased its ownership to 93% on August 16, 2001 by purchasing additional minority interest in exchange for 20,000 shares of its common stock valued at $.4 million.

        As of September 30, 2001, the Company had a 79% common ownership interest in the West Virginia PCS Alliance, L.C. ("WV Alliance"), a PCS provider serving a 2.0 million populated area in West Virginia and parts

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued

        of eastern Kentucky, southwestern Virginia and eastern Ohio. Prior to the R&B merger, the Company held a 45% ownership interest and used the equity method to account for this investment. As a result of the R&B merger, the Company's ownership interest increased from 45% to 79%. Based on this change, the Company commenced consolidating the WV Alliance as of the February 13, 2001 merger date (Note 4).

        At December 31, 2000, $66.2 million had been advanced to the WV Alliance which has been reflected as advances to affiliates in the Company's consolidated balance sheet. At September 30, 2001, the advance is reflected as an inter-company obligation which is eliminated from the Company's balance sheet pursuant to consolidation.

4. MERGER AND ACQUISITIONS

        R&B Communications Merger
        -------------------------
        Effective February 13, 2001, the Company closed on its merger with R&B. Under the terms of the merger, the Company issued approximately 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The merger was accounted for under the purchase method of accounting and was valued at $83.9 million. The purchase price in excess of the net assets acquired is approximately $52 million and has been classified as goodwill and is included in corporate assets in the segment table in Note 2, pending the completion of asset valuations.

        In connection with the R&B merger, the Company assumed debt of $7.3 million payable in the years 2001 through 2026. The Company's results of operations include R&B operating results commencing on February 13, 2001.

        R&B is an Integrated Communications Provider ("ICP") providing local and long distance telephone service and dial-up and high-speed Internet service to business and residential customers in Roanoke, Virginia and the surrounding area, as well as in the New River Valley of Virginia.

        PrimeCo VA Acquisition
        ----------------------
        On July 26, 2000, the Company closed on the acquisition of the PCS licenses, assets and operations of PrimeCo Personal Communications, L.P. ("PrimeCo VA") located in the Richmond and Hampton Roads areas of Virginia, which serves an area with a total population of 2.9 million. The Company acquired the PrimeCo VA licenses, assets and operations for cash of $408.6 million, the assumption of approximately $20.0 million of lease obligations and the transfer of a limited partnership interest and the assets, licenses and operations of our analog wireless operation, with a combined value of approximately $78.5 million. This acquisition was accounted for under the purchase method of accounting. The Company's results of operations include PrimeCo VA operating results commencing on July 26, 2000.

5. DISPOSITIONS
        Effective July 11, 2000, pursuant to a stock purchase agreement dated May 17, 2000 with telegate AG, a Federal Republic of Germany corporation, the Company sold the capital stock of CFW Information Services, Inc., through which directory assistance operations are conducted. In exchange, the Company received $32.0 million at closing and $3.5 million in January 2001 and recognized a $26.2 million pre-tax gain ($16.0 million after tax). As a result, the directory assistance operation is treated as a discontinued operation in the 2000 financial statements.

        Revenue, operating income and income taxes from the discontinued operation through the date of disposition were $6.8 million, $.6 million and $.3 million, respectively. For the period from July 1, 2000 to July 11, 2000 disposition date, revenue, operating loss and income tax benefit from the discontinued operations were $4,000, $.5 million and $.2 million, respectively.

6. SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
        The Company made its first scheduled semi-annual payment of interest, including the period from July 26, 2000 to August 15, 2000, for $20.1 million on February 15, 2001 on the $280 million senior notes out of restricted cash in accordance with the terms and conditions set forth in

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued

        the senior note indenture. On August 15, 2001, the second semi-annual payment of interest on senior notes was due and made for $18.2 million.

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

        As of September 30, 2001, the Company has sold all its holdings in Illuminet, Inc. for proceeds of $30.6 million, with $6.6 million received after September 30, 2001. The Company recognized a $19.3 million pre-tax gain on this transaction.

7. FINANCIAL INSTRUMENTS
        As noted in Note 1, the Company has adopted SFAS No. 133 and 138 and has reported the effect of this adoption in other comprehensive income. The underlying derivative activity, more fully described in Note 9 of the Company's 2000 Annual Report to Shareholders, related to interest rate swap agreements entered into in 2000 for a total notional amount of $162.5 million. These instruments, required by the senior notes indenture, mature in 5 years and exist for the purpose of managing the Company's exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed. Thus, the Company has interest rate risk on its variable rate senior credit facility in the amount above the $162.5 million swap hedge. At September 30, 2001, the Company's senior credit facility totaled $251 million, $88.5 million over the swap agreements. A one percentage point change in the Company's variable rate exposure would result in $.9 million change in interest expense on an annual basis.

        The Company's senior notes are trading at rates well below their book values. The Company's management believes that the risk of the fair value exceeding the carrying value of this debt in the foreseeable future is remote due to the current trading level, as well as market and industry conditions.

8. INCOME TAXES
        The effective tax rate in the nine month period ended June 30, 2001 was 37.3% as compared to an effective income tax rate at December 31, 2000 of 25.6%. Non deductible amortization totaled $.3 million in 2000 and the Company estimates the non-deductible amortization in 2001 will be $3.3 million. Additionally, the Company's net operating loss carryforward was approximately $22 million at December 31, 2000 and, at September 30, 2001, is estimated to be approximately $47 million for the 2001 year end. The Company has not recognized a valuation allowance based on available tax planning strategies which would result in the Company recognizing the tax benefit over the remaining statutory carryforward period.

9. EARNINGS PER SHARE
        The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, was increased by 388,000 and 260,000 shares for the three and nine months ended September 30, 2000 to reflect the assumed conversion of dilutive stock options and warrants. For the three and nine months ended September 30, 2001, the Company had common stock equivalents from options totaling 40,000 and 24,000 shares, respectively, and 300,000 stock warrants for these three and nine month periods, which would be dilutive. However, due to the fact that the Company has a loss from continuing operations and a loss applicable to common shares, these common stock equivalents are antidilutive, as additional shares would decrease the computed loss per share information; therefore, basic and diluted earnings per share are calculated using the basic average shares outstanding. The Company currently has a total of 1.2 million options outstanding and 1.3 million warrants outstanding to acquire shares of common stock. Of these, 386,000 options and all of the warrants are currently exercisable.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued

10. PRO FORMA RESULTS
        The pro forma unaudited results of operations for the nine month periods ended September 30, 2001 and 2000, assuming consummation of the transactions more fully described in the Notes above and in the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report as of January 1, 2000, are as follows:

                                                      Nine Months Ended September 30,
                                                  -------------------------------------
         (In thousands, except per share data)           2001               2000
         ------------------------------------------------------------------------------
         Operating revenues                         $   163,309        $   133,117
         Operating expenses                             202,043            183,946
         Operating loss                                 (41,467)           (50,829)
         Net loss from continuing operations            (44,432)           (65,257)
         Dividend requirements on preferred stock       (14,226)           (13,813)
         Loss applicable to common shares               (58,658)           (79,070)
         Net loss per common share:
            Basic and diluted                       $    (3.48)        $    (4.70)

11. PENDING TRANSACTIONS AND SUBSEQUENT EVENTS
        On July 25, 2001, the Company announced the signing of a definitive merger agreement to acquire Conestoga Enterprises, Inc. ("CEI"). Under the terms of this agreement, CEI shareholders will receive approximately $335 million, or $40 per share, and, additionally, the Company will assume approximately $73 million of CEI's debt. The merger is subject to regulatory and shareholder approvals and customary closing conditions. We anticipate that regulatory approval and shareholder vote will not occur until first quarter of 2002. The merger agreement permits CEI shareholders to elect to receive cash, Company common stock or a combination of cash and stock, provided that not more than an aggregate of 58% of the merger consideration may be paid in cash. The transaction will be a tax-free reorganization accounted for as a purchase. The number of shares of Company common stock a CEI shareholder will receive will float between a range of 1.3333 and 2.2222, and will be determined by dividing $40 by the volume weighted average per share sales price of the Company's common stock during the 20 trading days ending two business days prior to the effective time of the merger. To the extent that this average per share sales price is either above $30 or below $18 per share, CEI shareholders will receive 1.3333 or 2.2222 shares of NTELOS stock, respectively, for each CEI share for the stock component of the merger consideration.

        The Company will finance the cash portion of the merger by issuing up to $200 million of a new Series E Redeemable, Convertible Preferred Stock ("Series E Preferred Stock") to Welsh, Carson, Anderson & Stowe ("WCAS"), an existing preferred shareholder. The Series E Preferred Stock will have a $21.25 conversion price, provide an 8.5% annual coupon rate, compounded semi-annually, and be payable in kind at the Company's option. In addition, at closing, the Company will exchange WCAS' Series B and Series C Preferred Stock for a new Series F Redeemable, Convertible Preferred Stock ("Series F Preferred Stock"). The Series F Preferred Stock will have a 7% coupon rate, compounded semi-annually and payable in kind at the Company's option. The Series F Preferred Stock and the warrants previously issued with the Series B Preferred Stock will have a conversion price determined in accordance with the anti-dilution protection provided in the Series B and Series C Preferred Stock agreements, but not to exceed $34 per share. WCAS will also receive a 1% cash commitment fee and one million warrants to purchase the Company's common stock with an exercise price of $21.25 per share.

        CEI is an ICP with a  service  area that  covers  southern  and  central
        Pennsylvania and is contiguous to the Company's Virginia and West Virginia operations. CEI provides local and competitive local telephone services with 85,000 and 17,000 access lines, respectively, throughout

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued

        central Pennsylvania. Additionally, CEI has 41,000 long distance customers, 19,000 wireless PCS subscribers, over 1,000 high-speed Internet customers and 5,000 paging customers. CEI generated earnings before income taxes, depreciation and amortization of $19.2 million in 2000 and $21.3 million for the nine months ended September 30, 2001.

        On August 28, 2001 the Company and CEI announced the signing of a definitive purchase agreement with VoiceStream Wireless to sell to VoiceStream the Conestoga Wireless GSM (Global System of Mobile Communications) network in central Pennsylvania for $60 million. This sale of assets includes the PCS licenses, the wireless network assets and operations and approximately 19,000 PCS customers of Conestoga Wireless. The transaction is subject to the closing of the aforementioned merger, regulatory approvals and other customary conditions.

        On July 20, 2001 the Company entered into a definitive agreement to sell the PCS license in Kingsport, Tennessee to Lafayette Communications for $11.6 million. Consummation of the sale is subject to regulatory approval. Additionally, on July 24, 2001, the Company entered into a definitive agreement to sell and leaseback up to 82 communications towers in the Virginia East Market to American Towers, Inc. for up to $27.9 million. On November 1, 2001, the Company closed on 46 of these towers for $15.6 million and anticipates a second closing before year-end for up to 36 additional towers for proceeds of up to approximately $12 million.

        On October 19, 2001, the Company exchanged a Wireless Communications Services (WCS) license for certain digital PCS licenses from AT&T
        Wireless covering an area with 400,000 people in southeastern Ohio, which is contiguous to the Company's existing PCS license holdings, and received additional spectrum in one of its existing areas. The transaction was structured as a like-kind exchange.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations

Overview

         We are a leading regional integrated communications provider ("ICP") offering a broad range of wireless and wireline products and services to business and residential customers in Virginia, West Virginia, Kentucky, Tennessee and North Carolina. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. As of September 30, 2001, we had approximately 203,800 digital PCS subscribers and approximately 82,500 combined incumbent local exchange carrier ("ILEC") and competitive local exchange carrier ("CLEC") access lines installed.

Historically, we have derived much of our revenues from our ILEC services. As a result of our increasing focus on and growth in digital PCS, Internet access and CLEC services, a significant portion of our operating revenues is generated by businesses other than our ILEC. These newer businesses have generated lower operating margins due to start-up costs associated with expansion into new markets and introduction of new service offerings throughout the regions we serve. As we continue expansion of these new markets and services, we expect these lower operating margins to continue.

During the second half of 2000 and into 2001, we have significantly expanded the scope of the geographic markets that we serve and have focused our growth efforts on our core communications services, primarily digital PCS services, local telephone services and Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission. Over the last eighteen months, we completed the following:

o closed the merger agreement with R&B, an integrated communications provider in a geographic market contiguous to ours and commensurate therewith, consolidated the WV Alliance (final closing in February 2001) (Note 4);

o acquired certain PCS licenses currently owned by AT&T that added a population of 2.5 million in certain markets in Pennsylvania contiguous to our existing license holdings in exchange for Wireless Communication Services ("WCS") licenses that we own but which were not in service (final closing in April 2001);

o acquired additional PCS licenses from AT&T that added an additional population of .4 million in southeastern Ohio in markets contiguous to our existing license holdings in exchange for other non-operating WCS licenses (final closing in October 2001);

o acquired the wireless licenses, assets and operations of PrimeCo Personal Communications, L.P. ("PrimeCo") in the Richmond and Hampton Roads, Virginia markets ("PrimeCo VA" and also referred to within our operations as "VA East");

o    issued and sold of $375 million of senior and subordinated notes;

o closed on $325 million senior credit facility, with $150 million borrowed on the date of the PrimeCo VA closing, $175 million outstanding at year-end and $251 million outstanding at September 30, 2001;

o paid existing senior indebtedness and refinanced VA and WV Alliance debt obligations;

o    issued and sold $250 million of redeemable, convertible preferred stock;

o redeemed the series A preferred membership interest in the VA Alliance and converted the series B preferred membership interest into common interest;

o disposed of RSA5 and the analog assets and operations of RSA6 in connection with the PrimeCo VA acquisition; and,

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


o    disposed of our directory assistance operations.

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

In addition to the Transactions mentioned above, the following events (Note 10) have occurred during the quarter ended September 30, 2001 which are not yet completed:

o On July 24, 2001, we signed a definitive merger agreement with Conestoga Enterprises, Inc. ("CEI"), an ICP with a service area contiguous to our Virginia and West Virginia operations in southern and central Pennsylvania. The merger is subject to shareholder and regulatory approval.

o On August 28, 2001, NTLEOS and CEI announced the signing of a definitive purchase agreement with VoiceStream Wireless to sell to VoiceStream the Conestoga Wireless GSM ("Global System of Mobile Communications") network in central Pennsylvania for $60 million. This sale of assets is subject to consummation of the CEI merger, regulatory approvals and other customary conditions and includes the PCS licenses, the wireless network assets and operations and approximately 19,000 PCS customers of Conestoga Wireless.

o On July 20, 2001, we entered into a definitive agreement, which is subject to FCC approval, to sell the PCS license in Kingsport, Tennessee to Lafayette Communications for $11.6 million.

o On July 24, 2001, we entered into a definitive agreement to sell and leaseback up to 82 communications towers in the Virginia East market to American Towers, Inc. for up to $27.9 million. On November 1, 2001, the Company closed on 46 towers for proceeds of $15.6 million. A subsequent closing of up to 36 towers is anticipated to occur before year-end.

o On August 24, 2001, we signed an amendment to the existing wholesale network services agreement between the VA Alliance and WV Alliance and Horizon Personal Communications, Inc. The amendment stipulated implementation of third generation digital PCS technology across the alliances' network and modified the standard wholesale prices for network services over the next 30 month term.

The  discussion  and  analysis  herein  should be read in  conjunction  with the financial statements and the notes thereto included herein. Much of the discussion in this section involves forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements. We wish to caution readers that these forward-looking statements and any other forward-looking statements that we make are based on a number of assumptions, estimates and projections. The risks related to these assumptions include but are not limited to the following: the competitive nature of the wireless telephone and other communications services industries; changes in industry conditions created by federal and state legislation and regulations; successful integration of acquisitions; the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services; retention of our existing customer base and service levels and our ability to attract new customers; the ability of the Company to attract and retain qualified management personnel; continuation of economic growth and demand for wireless and wireline communications services; rapid changes in technology; adverse changes in the roaming and other access related rates we charge and pay; the capital intensity of the wireless telephone

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


business and our debt structure; our substantial debt obligations and our ability to service those obligations; the cash flow and financial performance of our subsidiaries; restrictive covenants and consequences of default contained in our financing arrangements; our opportunities for growth through acquisitions and investments and our ability to manage this growth and successfully integrate the businesses; the level of demand for competitive local exchange services in smaller markets; our ability to manage and monitor billing; and possible health effects of radio frequency transmission. Our results are also dependent on our ability to consummate the merger with Conestoga and our ability to successfully integrate Conestoga's operations with ours. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Revenues

     Our revenues are generated from the following categories:

     o wireless communications, consisting of retail, service and wholesale digital PCS revenues;

     o wireline communications, including telephone revenues, fiber optic network usage (or carrier's carrier services), Internet, CLEC, and long distance revenues; and,

     o other communications services revenues, including revenues from paging, voicemail, wireless and wireline cable television, our sale and lease of communications equipment and security alarm monitoring and rental of property and equipment, primarily to tenants of certain company owned facilities. Through the disposition date of July 26, 2000, analog cellular revenues are included in this category.

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

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

Results of Operations

Three and Nine Month Periods Ended September 30, 2001
Compared to Three and Nine Month Periods Ended September 30, 2000

OVERVIEW

Operating income before depreciation and amortization and asset write-down and impairment charges ("EBITDA") increased $2.6 million, or 59%, from $4.5 million to $7.1 million for the three months ended September 30, 2001 as compared to 2000. Operating loss increased by $1.9 million, or 14%, from $13.4 million to $15.3 million for the three months ended September 30, 2000 and 2001, respectively. Pro forma EBITDA improved $4.1 million from $3.0 million to $7.1 million for the three months ended September 2000 and 2001, respectively. EBITDA improvements reflect relatively steady pro forma year over year improvements in the wireless and wireline revenue and operating performance. PCS pro forma operating cash flows before costs of acquisition ("COA") continued improvement trends at $9.0 million for the third quarter 2001 compared to $8.0 million and $6.0 million in the second and first quarters 2001, respectively. Operating losses increased $1.9 million, or 14%, from $13.4 million to $15.3 million for the three months ended September 30 2000 and 2001, respectively, with $2.6 million of depreciation acceleration recognized in the third quarter of 2001 with respect to certain wireless network and equipment scheduled to be replaced in 2002 and 2003 due to recently announced plans to upgrade to 3G-1XRTT technology (see "Depreciation and Amortization Expenses" below).

EBITDA decreased $2.3 million, or 13%, from $18.5 million to $16.2 million for the nine months ended September 30, 2000 and 2001, respectively. Operating loss increased $33.9 million, from $6.1 million to $40.0 million for the nine months ended September 30, 2000 and 2001, respectively. Pro forma EBITDA improved $10.4 million from $5.6 million to $16.0 million for the nine months ended September 30, 2000 and 2001, respectively. For the nine months ended September 30, 2001, PCS pro forma operating cash flows before COA totaled $23.1 million, an increase of 85% over the $12.5 million from the same nine months in 2000. Nine month actual result comparisons do not reflect the effects of the significant transactions we have executed just prior to or during this period which are discussed above and are defined as the "Transactions". Pro forma results demonstrate operating result growth in the wireless and wireline businesses. Pro forma operating loss decreased $9.4 million, or 18%, from a loss of $50.8 million for the nine months ended September 30, 2000 to a loss of $41.4 million for the nine months ended September 30, 2001.

The combination of digital PCS customers from acquisitions and internal growth as well as growth in ILEC, CLEC and Internet customers contributed to a year over year increase in revenue of $82.6 million ($30.1 million on a pro forma basis). Negative operating margins from mid-stage PCS operations and the associated costs of adding new PCS customers (referred to as subscriber acquisition costs), primarily handset subsidies and commissions, drove the decline in overall operating margins. In addition, costs relating to internal growth and increased depreciation and amortization from acquisition and merger activity and the consolidation of the VA Alliance and the WV Alliance reduced income from operations to a greater loss in 2001 than the operating loss recognized in the prior year comparable period. For the nine months ended September 30, 2000, the Company reported its equity share of the VA Alliance and the WV Alliance on separate lines at its ownership percentage during this period (21% for VA Alliance until July 26, 2000 and 65% thereafter; 45% for WV Alliance). However, the Company reported 100% of the VA Alliance operating results for the nine month period ended September 30, 2001 and 100% of the WV Alliance operating results for the period from February 14, 2001 to September 30, 2001 (period after consolidation) in the details of the statement of operations.

Net loss applicable to common shares for the three months ended September 30, 2001 was $12.9 million as compared to net income applicable to common shares of $29.2 million for the 2000 comparable period. Net loss applicable to common shares for the nine months ended September 30, 2001 was $57.0 million as compared to net income applicable to common shares for the nine months ended September 30, 2000 of $29.6 million. The current year to date results as compared to the prior year include a $22.3 gain for sale of investments in 2001

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

versus a $62.6 million gain on sale of assets in 2000, a $43.2 million increase in interest expense associated with the increased average debt outstanding, significant increases in intangible amortization associated with the Transactions, and a $8.6 million increase in preferred stock dividends in 2001 over 2000 due primarily to a full versus partial period.


OPERATING REVENUES
Operating revenues increased $22.6 million, or 68%, from $33.4 million for the three months ended September 30, 2000 to $56.0 million for the three months ended September 30, 2001. Operating revenues increased $82.6 million, or 109%, from $75.5 million to $158.1 million for the nine months ended September 30, 2000 and 2001, respectively.

WIRELESS COMMUNICATIONS REVENUES--Wireless communications revenues increased $16.7 million, or 109%, from $15.3 million to $32.0 million for the three months ended September 30, 2000 and 2001, respectively, and increased $68.2 million from $19.4 million to $87.6 million for the nine months ended September 30, 2000 and 2001, respectively. This increase is primarily due to the acquisition of PrimeCo VA, the consolidation of the VA Alliance on July 26, 2000 (Note 4), and the consolidation of the WV Alliance on February 13, 2001 (Note 4). The acquisition of PrimeCo VA (now referred to as the "VA East" market) and the consolidation of the VA Alliance accounted for $6.7 million, or 40%, of the total three month increase and $51.0 million, or 75%, of the total nine month increase. The consolidation of the WV Alliance in February 2001 also added $6.4 million and $14.8 million to the year over year revenues for the three and nine month periods ended September 30, 2001 as compared to 2000, respectively. Pro forma revenues increased $8.0 million from $24.0 million to $32.0 million for the three months ended September 30, 2000 and 2001, respectively, and $21.1 million from $69.0 million to $90.1 million for the nine months ended September 30, 2000 and 2001, respectively.

On a pro forma basis, we increased PCS subscribers by 46,100 from 157,700 as of September 30, 2000 to 203,800 as of September 30, 2001. Gross PCS subscriber additions for the third quarter of 2001 were 32,140 of which 80% were high-value post-pay additions. This increase in subscribers, combined with product mix and average revenue per subscriber ("ARPU") increases, translated to a $15.2 million year over year increase in pro forma subscriber revenue (actual subscriber revenue increased $51.0 million). ARPU decreased $1.21, or 2.7%, from $44.57 for the nine months ended September 30, 2000 to $43.36 for the nine months ended September 30, 2001 due to competition and promotional introductory rates offered in the initial months of certain post-pay rate plans. ARPU for the third quarter of 2001 increased to $45.99, primarily due to growth initiatives and service offerings targeted at higher-end rate plans. Since the end of the first quarter of 2001, post pay rate plans of $50 per month or greater have increased by 48% and now represent 34% of post pay customers. We have successfully shifted the post-pay/pre-pay customer mix from 61% post-pay at September 30, 2000 to 77% post-pay at September 30, 2001. This is a leading factor in our ability to sustain ARPU levels despite the competitive factors described above.

Wholesale and roaming revenue increased $3.4 million and $12.8 million for the three and nine months ended September 30, 2001 as compared to 2000. Our wholesale and roaming agreement with Sprint/Horizon, which accounted for $13.7 million, or 95%, of our wholesale revenues for the nine months ended September 30, 2001, was amended during the third quarter of 2001. This amendment covers the next 30 months of our 10 year existing agreement and will result in lower average unit rates but predictable and increased monthly revenues. Pursuant to this agreement, minimum wholesale revenues will be $5.1 million for the fourth quarter 2001, and $27.4 million and $38.6 million for the years 2002 and 2003, respectively.

WIRELINE COMMUNICATIONS REVENUES--Wireline communications revenues increased $6.6 million, or 45%, from $14.9 million to $21.5 million for the three months ended September 30, 2000 and 2001, respectively. Wireline revenues increased $2.5 million, or 13%, from $19.0 million to $21.5 million on a pro forma basis for the three months ended September 30, 2000 and 2001, respectively.

Wireline revenues increased $20.6 million, or 48%, from $42.7 million for the nine months ended September 30, 2000 to $63.3 million for the nine months ended September 30, 2001. On a pro forma basis, these revenues increased $10.8 million, or 20%, from $55.0 million to $65.8 million for the nine months ended September 30, 2000 and 2001, respectively.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

o Telephone Revenues. Telephone revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our ILEC business increased $2.9 million, or 36%, from $8.0 million for the three months ended September 30, 2000 to $10.9 million for the three months ended September 30, 2001. Telephone revenues increased $7.4 million, or 31%, from $24.0 million for the nine months ended September 30, 2000 to $31.4 million for the nine months ended September 30, 2001. The consolidation of R&B Telephone in the first quarter of 2001 accounted for $2.5 million (87%) and $6.4 million (86%) of the three and nine month increases, respectively, over the period ended September 30, 2000. On a pro forma basis for the comparable nine month periods, ILEC revenues were up 7% due to a .5% increase in access lines and an 8.8% increase in carrier access minutes.

o Fiber Optic Network Usage Revenues. Revenues from fiber optic network usage operations increased $1.6 million, from $.8 million to $2.4 million for the three months ended September 30, 2000 and 2001, respectively. These revenues increased $3.6 million, or 137%, from $2.7 million to $6.3 million for the three months ended September 30, 2000 and 2001, respectively. Of these increases, $1.5 million and $3.3 million for the three and nine month periods ended September 30, 2000 and 2001, respectively, are attributable to the consolidation of R&B Network in February 2001. On a pro forma basis, these revenues were up $.5 million, or 27%, and $1.1 million, or 19%, for the three and nine month comparable periods.

o CLEC Revenues. CLEC revenues increased $1.4 million, or 56%, from $2.6 million for the three months ended September 30, 2000 to $4.0 million for the three months ended September 30, 2001 and increased $6.9 million, or 113%, from $6.1 million for the nine months ended September 30, 2000 to $13.0 million for the nine months ended September 30, 2001. Of the increases for the three and nine month periods, $.9 million (61%) and $2.1 million (31%), respectively, is attributable to the consolidation of R&B's CLEC operation in February 2001 and $.6 million (43%) and $3.2 million (46%), respectively, is due to increased revenues in the Virginia CLEC market. Excluding the R&B market, which increased 2,800 lines (57%), CLEC access lines increased 9,700, or 74%. We finished the third quarter 2001 with 30,700 CLEC access lines, an increase of 15.6% over the previous quarter. Reciprocal compensation revenues for the comparable nine month periods increased $.6 million from $2.4 million to $3.0 million but fell sharply to $.4 million for the third quarter of 2001 compared to $1.2 million in each of the first two quarters of 2001 due to lower rates that went into effect in June 2001.

o Internet Revenues. Revenues from Internet services increased $.7 million, or 21%, from $3.4 million to $4.1 million for the three months ended September 30, 2000 and 2001, respectively. These revenues increased $2.6 million, or 27%, from $9.8 million to $12.4 million for the nine months ended September 30, 2000 and 2001, respectively. The consolidation of R&B's Internet operation in February 2001 accounted for $.2 million (29%) and $.5 million (20%) of the total increase for the three and nine month periods, respectively. Internet subscribers increased 12,500, or 21%, in third quarter 2001 over third quarter 2000, with DSL customer additions accounting for 1,800 of this total, as DSL customers increased from 1,200 customers at September 30, 2000 to 3,000 customers at September 30, 2001. DSL showed 30.1% customer growth in the third quarter of 2001 over the second quarter of 2001 and the number of dial up customers grew 6.7% during this same period.

OTHER COMMUNICATIONS SERVICES REVENUES--Other communications services revenues, including other R&B, decreased $.7 million, or 21%, from $3.2 million to $2.5 million for the three month periods ended September 30, 2000 and 2001, respectively, and decreased $6.2 million, or 46%, from $13.5 million to $7.3 million for the nine month periods ended September 30, 2000 and 2001, respectively.

o Other Wireless Revenues. Other wireless revenues consist of revenues from analog cellular, paging and voicemail. These revenues decreased $1.0 million, or 65%, from $1.5 million to $.5 million for the three months ended September 30, 2000 and 2001, respectively. These revenues decreased $6.2 million, or 79%, from $7.9 million to $1.7 million for the nine months ended September 30, 2000 and 2001, respectively. This decrease reflects the absence of analog cellular revenue in 2001, as the business was sold in July 2000 in connection with the acquisition of VA East. Analog cellular revenue was $.7 million for the three months ended September 30, 2000 and $5.6 million for the nine months ended September 30, 2000. Voicemail and paging revenue decreased $.3 million, or 36%,

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

from $.8 million for the three months ended September 30, 2000 to $.5 million for the three months ended September 30, 2001 and decreased $.7 million, or 28%, from $2.3 million for the nine months ended September 30, 2000 to $1.6 million for the nine months ended September 30, 2001 due primarily to the 20% decrease in paging customers.

o Cable and other Revenues. Cable revenues, including wireless and wireline cable, remained flat for the three months ended September 30, 2001 as compared to 2000, and decreased $.2 million, or 8%, from $3.0 million to $2.8 million for the nine months ended September 30, 2000 and September 30, 2001, respectively. Other communications services revenues remained relatively flat for the three months ended September 30, 2001 as compared to 2000. However, other communications services revenues decreased $.5 million, or 18%, from $2.5 million for the nine months ended September 30, 2000 to $2.0 million for the nine months ended September 30, 2001. The decline from the prior year is attributable primarily to 13% decrease in wireless cable subscribers partial offset by the consolidation of R&B's cable and paging operations in February 2001 which accounted for $.3 million and $.7 million of the total three and nine month revenues in 2001.


OPERATING EXPENSES

TOTAL OPERATING EXPENSES--Total operating expenses increased $24.6 million, or 52%, from $46.8 million to $71.4 million for the three months ended September 30, 2000 and 2001, respectively, and increased $116.5 million, from $81.7 million for the nine months ended September 30, 2000 to $198.2 million for the nine months ended September 30, 2001. Of this increase, $10.2 million and $37.2 million relates to the increase in depreciation and amortization for the three and nine month respective periods. Of the remaining increase for the comparable three and nine month periods, $6.1 million and $56.9 million, respectively, relates to operating expenses other than depreciation and amortization from the VA Alliance and VA East, which were consolidated into our results beginning in July 2000, and $10.5 million and $25.7 million, respectively, is from the WV Alliance and R&B, which were consolidated into our results after February 13, 2001. Additionally, operating expenses increased by a total of $3.6 million and $5.7 million in our operations that were present in both of the comparable three and nine month respective periods. These increases were offset by the $.5 million and $2.9 million decreases attributable to the analog cellular operation, which was disposed of in July 2000, for the three and nine months ended September 30, 2001 as compared to 2000, respectively.

On a pro forma basis, operating expenses, excluding depreciation and amortization, increased $6.0 million, or 14%, in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 and increased $19.6 million, or 15%, in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. During these same comparative periods, revenues increased by 22% and 23%, respectively. Over the three quarters of 2001, these expenses have remained essentially flat in total.

COST OF SALES--Cost of sales increased $6.1 million, or 104%, from $5.8 million for the three months ended September 30, 2000 to $11.9 million for the three months ended September 30, 2001 and increased $23.9 million from $10.7 million for the nine months ended September 30, 2000 to $34.6 million for the nine months ended September 30, 2001. Cost of sales as a percentage of wireless sales remained flat for the three month comparable periods and decreased from 55% to 40% for the nine month comparable periods. This is due to the change in the product mix, with a higher percentage of the total being comprised of post pay as compared to prepay customers, the increase in wholesale revenues and the leveraging of the recurring revenues from the growing customer base.

MAINTENANCE AND SUPPORT EXPENSES--Maintenance and support expenses increased $7.5 million, or 85%, from $8.8 million to $16.3 million for the three months ended September 30, 2000 and 2001, respectively, and increased $25.5 million, or 125%, from $20.5 million to $46.0 million for the nine months ended September 30, 2000 and 2001, respectively. This increase was primarily attributable to the significant growth by acquisition in the wireless segment, as this accounted for $3.3 million of the total three month increase and $16.4 million of the total nine month increase. In addition, CLEC accounted for $1.3 million of the total three month increase and $5.0 million of the total nine month increase, and ILEC accounted for $.5 million of the total three month increase and $2.0 million of the total nine month increase. The other remaining increase was spread

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

relatively evenly among the other segments. The largest driver of expense increase in all cases relates to network access and other plant related expenses due to geographic expansions and new facilities-related costs from acquisitions. These types of expenses represent the largest start-up expense from geographic expansion. Maintenance and support expenses as a percent of total revenues increased from 26% and 27% for the three and nine months ended September 30, 2000, respectively, to 29% for the three and nine months ended September 30, 2001 due to higher composition of wireless business to the total company, which carries slightly higher maintenance and support costs.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses increased $10.2 million, or 83%, from $12.2 million to $22.4 million for the three months ended September 30, 2000 and 2001, respectively, and increased $37.2 million, from $19.0 million to $56.2 million for the nine months ended September 30, 2000 and 2001, respectively. Of the total nine month increase, $7.1 million is from amortization of goodwill, other intangible assets and licenses, primarily from the acquisition activity. The WV Alliance consolidation and the R&B merger, none of which were included in the results for the period ended September 30, 2000, accounted for $2.9 million and $4.8 million, respectively, of depreciation for the nine month period ending September 30, 2001. The inclusion of VA East and VA Alliance depreciation for the full versus the prior year partial period, together with the significant increase in the related property and equipment, accounted for $17.3 million of the increase. Also within the VA Alliance and WV Alliance third quarter 2001 depreciation, we recognized an additional $2.6 million depreciation charge related to certain wireless network equipment scheduled to be replaced due to our planned upgrade to the third generation (3G-1XRTT) technology to be implemented in the VA Alliance and WV Alliance markets over the period from October 2001 to June 2003. This is in connection with a recent amendment to our Sprint/Horizon network services agreement which, as noted above, provides for scheduled wholesale revenue minimums over the 30 months commencing July 1, 2001 in return for the Company's commitment to upgrade the Alliances' network to 3G-1XRTT technology for an estimated capital outlay of $40-$45 million which will enable offerings of high-speed data applications. The remaining increase related to the higher property and equipment asset base.

CUSTOMER OPERATIONS EXPENSES--Customer operations expenses increased $5.0 million, or 46%, from $11.0 million to $16.0 million for the three months ended September 30, 2000 and 2001, respectively. Customer operations expenses increased $28.4 million, or 155%, from $18.4 million to $46.8 million for the nine months ended September 30, 2000 and 2001, respectively. Of this total increase, $3.1 million and $25.7 million occurred in the wireless segment for the three and nine month periods, respectively. The total customer operations increase relates primarily to marketing and sales activities, such as the increases to operating expenses associated with adding new retail locations (24 added since September 2000) and other resources to the sales function, as well as the direct commissions associated with customer additions. Additionally, customer care costs increased significantly, primarily resulting from the significant PCS customer additions. Despite this overall increase, PCS customer

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

care costs per subscriber per month fell from an average of $4.84 for the nine month period ended September 30, 2000 to $2.89 for the same period in 2001. As a percentage of total revenue, customer operations expenses increased from 24% to 30% over the related nine month periods ended September 30, 2000 and 2001, respectively. However, customer operations as a percentage of total revenues decreased from 33% in the third quarter of 2000 to 29% in the third quarter of 2001. The nine month comparative increase is due to the partial period inclusion of the acquired PCS businesses which contain a higher ratio of customer operations costs to revenues due to the transaction volume and the increased retail sales channel activity as compared to the overall wireline businesses.

CORPORATE OPERATIONS EXPENSES--Corporate operations expenses increased $1.4 million, or 43%, from $3.4 million to $4.8 million for the three months ended September 30, 2000 and 2001, respectively, and increased $7.0 million, or 93%, from $7.5 million to $14.5 million for the nine months ended September 30, 2000 and 2001, respectively. This was due to the growth in the infrastructure needed to support the acquired PCS businesses ($1.5 million for the three month increase and $6.8 million for the nine month increase). Additionally, R&B accounted for $.2 million of the total corporate operations expense increase for the comparable nine month periods. A portion of the increase in the wireless PCS corporate operations expenses resulted from the reallocation of existing overhead due to the shift in focus to our core strategic segments. Despite the overall increase, PCS general and administrative expenses have fallen on a per subscriber per month basis from an average of $9.98 in the third quarter of 2000 to $6.38 in the third quarter of 2001. As a percentage of total revenue, corporate operations expenses decreased from 10% to 9% for the comparable periods due to our focus on cost containment.


OTHER INCOME (EXPENSES)
Total other income (expenses) decreased $40.9 million, or 92%, from a net other income of $44.4 million for the three months ended September 30, 2000 to a net other income of $3.5 million for the three months ended September 30, 2001 and decreased $68.1 million, or 185%, from a net other income of $36.8 million for the nine months ended September 30, 2000 to a net other expense of $31.3 million for the nine months ended September 30, 2001.

Interest expense increased $7.3 million, or 59%, from $12.2 million to $19.5 million for the three months ended September 30, 2000 and 2001, respectively. Interest expense increased $43.2 million, from $13.7 million to $56.9 million for the nine months ended September 30, 2000 and 2001, respectively. This increase is due to additional financing to fund acquisitions and other third quarter 2000 transactions, and to fund future growth activity in an expanded market (see Note 4 and overview above). Gain on sale of assets for the nine months ended September 30, 2000 was $62.6 million. This relates to the disposition of the RSA6 analog assets and operations and the sale of the 22% limited partnership interest in RSA5. The 2001 gain of $22.9 million relates to the sale of Illuminet Holding, Inc. ("Illuminet") stock, $22.3 million of which occurred during the third quarter of 2001. Additionally, in 2000, we incurred $6.3 million in financing costs which were expensed in the third quarter related to the Transactions. Other income, principally interest decreased $2.3 million and increased $.4 million for the three and nine month comparative periods. This income related primarily to interest from loans to affiliates (prior to consolidation) and from restricted cash (for the period from the July 26 transaction date to the end of the quarter). The interest from loans to affiliates is now eliminated in consolidation and the restricted cash balance generated income for the full nine months in 2001. However, the average restricted cash balance decreased significantly during 2001 due to the February 2001 and August 2001 interest payments made on the senior notes from restricted cash which totaled $38.3 million.

Our share of losses from the VA Alliance was $.8 million for the three months ended September 30, 2000 and $3.7 million for the nine months ended September 30, 2000. Because the VA Alliance was consolidated in July 2000, no such line item exists in our 2001 income statement. Our share of losses from the WV Alliance declined due to WV Alliance being consolidated on February 13, 2001 concurrent with our merger with R&B. Our ownership interests in the VA Alliance and the WV Alliance increased to 91% and 79%, respectively, upon completion of the R&B merger (Notes 3 and 4) on February 13, 2001.

INCOME TAXES
Income tax benefits increased $16.1 million, from a tax liability of $12.3 million for the three months ended September 30, 2000 to a tax benefit of $3.8 million for the three months ended September 30, 2001. Income tax benefits increased $37.6 million, from a tax liability of $12.2 million for the nine months ended September 30, 2000 to a tax benefit of $25.4 million for the nine months ended September 30, 2001. This increase was primarily due to the change in the pre-tax income for the comparable periods. The effective tax rate for nine months ended September 30, 2001 was a 37.3% benefit, as compared to the expense rate for the nine months ended September 30, 2000 of 40%. The 2000 rate was significantly above statutory rates due to the impact of nondeductible goodwill from the Net Access Internet acquisition and state minimum taxes on a near breakeven profit before income tax. The 2001 benefit rate is below the statutory income tax rates due to the same factors that were present in 2000 and, additionally, nondeductible goodwill from the R&B merger (Notes 4 and 7).

LIQUIDITY AND CAPITAL RESOURCES
We have funded our working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under credit facilities. We anticipate proceeds in the second half of 2001 of approximately $20 million from the sale of certain towers and PCS licenses (Note 11). At September 30, 2001, we had $74 million in unused borrowings available under our senior credit facility. We borrowed an additional $21 million against our senior credit facility in the third quarter of 2001. Subsequent to September 30,2001, the Company received $6.4 million from the late September sale of its remaining holdings of Illuminet stock and on November 1 received $15.6 million from the

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

sale of 46 towers. On November 6, 2001, the Company used these proceeds to reduce its borrowing under its credit facility by $23 million, resulting in $97 million of available funds for future drawdown under its senior credit facility.

OPERATING CASH FLOWS
During the nine month period ended September 30, 2001, net cash used in operating activities was $30.3 million, with $12.9 million used in operations and net negative changes in operating assets and liabilities totaling $17.4 million. Principle changes in operating assets and liabilities were as follows: accounts receivable was up $3.0 million; inventories and supplies decreased $1.5 million due to the reduction in inventory levels from the quantities on hand at year-end, which were higher to support the seasonal sales activity through February; other current assets were up $4.8 million, primarily related to increases in other receivables related to various non-trade programs; income taxes went from a receivable at the 2000 year end of $2.9 million to a $.1 million payable position at September 30, 2001 due to the receipt of the year end receivable and the state minimum tax payable at September 30, 2001; and, accounts payable and other liabilities decreased by $14.2 million due to the timing of payments at and around the respective period ends.

During the nine month period ended  September  30,  2000,  net cash  provided by operating activities was $13.0 million, with $14.5 million provided by operations, $1.0 million used by the net negative changes in operating assets and liabilities and $.5 million used by discontinued operation. Principal changes in operating assets and liabilities were as follows: income taxes receivable decreased $9.5 million due primarily to PCS losses, offset by an $11.1 million tax gain on sale of discontinuing operation; and accounts payable and other current liabilities increased $16.3 million due primarily to increases in current liabilities of the VA Alliance and the VA East operations from the July 25, 2000 transaction date.

Our cash flows used in investing activities for the nine month period ended September 30, 2001 aggregated $34.7 million and included the following:

o    $72.7 million for the purchase of property and equipment;

o $3.5 million of proceeds from the final payment from the sale of the directory assistance operation (Note 5);

o $4.1 million of cash and cash equivalents on hand at R&B at the time of the merger;

o    $3.0 million of advances to the Alliances;

o $8.0 million of deposits refunded at the conclusion of an FCC license auction as no additional licenses were purchased from this auction; and,

o $27.0 million received from the sale of investments and towers with an additional $6.6 million in other receivables at September 30, 2001, which was received in October 2001.

During the nine month period ended September 30, 2000, our investing activities included; $34.2 million for the purchase of property and equipment; $408.6 million cash payment on purchase of the PrimeCo VA licenses, assets and operations; $53.8 million in net advances to the Alliances; $70.3 million investment in restricted cash, net; $31.7 million of proceeds from sales of discontinued operation; $3.2 million in proceeds from the sale of towers and investments; $10.7 million for the purchase of minority interest; $1.4 million for the purchase of an Internet company and its subscribers; and, $4.6 million for purchases of investments and other investing activities.

Net cash provided by financing activities for the nine month period ended September 30, 2001 aggregated $72.4 million, which included the following:

o    $76.0 million proceeds from the issuance of long-term debt;

o    $2.9 million in other debt payments; and,

o    $1.2 million in debt amendment costs related to the CEI  transaction  (Note
     11).

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

During the nine month period ended September 30, 2000, net cash provided by financing activities aggregated $590.0 million, which included; $520.4 million of proceeds from issuance of long-term debt; $242.5 million of proceeds from issuance of preferred stock and warrants; $118.6 million in payoff of VA Alliance debt; $23.5 million of cash outlay to payoff the Company's existing lines of credit; $17.7 million in payments for investment banking, legal and other professional services associated with the issuance of long-term debt; $12.7 million redemption payment on senior notes; $1.5 million used to pay dividends on common shares; and, $1.1 million of net proceeds from the exercise of stock options.

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

Our liquidity sources include:

o    cash flows from operations, if any;

o approximately $35.9 million at September 30, 2001 held in the escrow account to fund the next two semi-annual interest payments on the senior notes, the first of which occurred in February 2001 with the next payment to be made in February 2002;

o $74 million available under our senior credit facility subject to certain conditions;

o disposition of additional non-core businesses and assets, such as additional cell towers owned in VA East and excess PCS spectrum (Note 10), and available for sale investments; and, o public and private debt and equity markets.


We expect capital expenditures for the remainder of 2001 to be between $30 million and $40 million. We expect these capital expenditures to be used to:

o    support the capital needs of our expanded PCS markets and operations;

o support the capital needed to begin implementation of the third generation digital PCS technology in markets covered by the Sprint/Horizon agreement; and,

o support potential future expansion of PCS, CLEC and Internet access services.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

We expect capital expenditures for 2002 to be $60 million to $65 million, exclusive of an estimated $40 million to $45 million to be incurred over the period from October 2001 to August 2003 in connection with our commitment to upgrade the Alliance's PCS network to 3G-1XRTT technology (see "Depreciation and Amortization Expenses" above for additional information).

Based on our assumptions about the future of our operating results, our capital expenditure needs, and the availability of borrowings under our credit facility and our other sources of liquidity, we believe that we will have sufficient resources to fund our existing operations and strategic plans. However, if any of our assumptions prove incorrect, we may not have sufficient capital resources or may not remain in compliance with our debt covenants. If so, we may have to delay or abandon some of our anticipated capital expenditures, modify our operating plans or seek additional capital resources, including the possible sale of non-strategic assets, and our ability to make interest and principal payments would be significantly impaired.

Item 3.  Quantitative and qualitative disclosures about market risk

The Company's senior credit facility of $325 million, $251 million of which was outstanding at September 30, 2001, bears interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The Company's unsecured senior notes and unsecured subordinated notes are at fixed interest rates of 13% and 13.5%, respectively. The Company has other fixed rate, long-term debt totaling $19.7 million.

The Company is exposed to market risks primarily related to interest rates. To manage its exposure to interest rate risks and in accordance with conditions of the senior note indenture, the Company entered into two, five year interest rate swap agreements with notional amounts of $162.5 million in September 2000. These swap agreements manage the Company's exposure to interest rate movements by effectively converting a portion of the long-term debt from variable to fixed rates. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 2.63% as of September 30, 2001. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes. Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At September 30, 2001, the Company had no exposure to credit loss on interest rate swaps. At September 30, 2001, the swap agreements had a fair value $16.4 million below their face value. The effects of a one percentage point change in LIBOR rates would change the fair value of the swap agreements by $5.3 million for a one percentage point increase in the rate (to $18.9 million below face value) and $8.0 million for a one percentage point decrease in the rate (to $32.3 million below face value). The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

At September 30, 2001, fair value of the Company's financial assets approximates their related carrying amounts.

The Company has interest rate risk on the amount above the $162.5 million of senior bank debt covered by the swap noted above. At September 30, 2001, the Company senior bank debt totaled $251 million, or $88.5 million over the swap agreements. A one percentage point change in the Company's variable rate exposure would result in $.9 million change in interest expense on an annual basis.

The Company's senior notes are trading at rates well below their book values. The Company's management believes that the risk of the fair value exceeding the carrying value of this debt in the foreseeable future is remote due to the current trading level, as well as market and industry conditions.

                                   NTELOS Inc.

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

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits

         Not applicable

(B)      Reports on Form 8-K

      Form 8-K dated July 20, 2001, updating certain information previously filed by the Company relating to certain previously announced acquisitions and attaching the unaudited pro forma consolidated financial information of the Company.

      Form 8-K dated July 25, 2001, announcing the agreement and plan of merger with Conestoga Enterprises, Inc. and attaching a copy of the agreement.

      Form 8-K dated August 30, 2001, pertaining to presentations to be made by Mr. James S. Quarforth, Chief Executive Officer, and Mr. Michael B. Moneymaker, Chief Financial Officer, at investor meetings, providing an overview of NTELOS' strategy, transactions and performance through the second quarter of 2001 and certain guidance for 2001.

      Form 8-K dated September 17, 2001 (as amended by Form 8-K/A filed on September 17, 2001), pertaining to presentations to be made by Mr. James
      S. Quarforth, Chief Executive Officer, and Mr. Michael B. Moneymaker, Chief Financial Officer, at investor meetings, providing an overview of NTELOS' strategy, performance and proposed merger with Conestoga Enterprises, Inc. and modified guidance previously given related to subscriber levels and provided additional guidance in connection with the proposed merger.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NTELOS Inc.

November 14, 2001          /s/J. S. Quarforth
                           -----------------------------------------------------
                           J. S. Quarforth, Chairman and Chief Executive Officer








November 14, 2001          /s/M. B. Moneymaker
                           -----------------------------------------------------
                           M. B. Moneymaker, Senior Vice President and
                           Chief Financial Officer, Treasurer, and Secretary