Form 10-Q/A
period 2000-09-30
NTELOS INC
filed 2002-03-15
CIK 829676

                                  UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   -----------
                                   FORM 10-Q/A
                                   -----------
                                (Amendment No. 2)
                                -----------------
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                ------------------------------------------------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                                ----------------
       For the quarter ended: September 30, 2000    Commission File: 0-16751

                                   NTELOS Inc.
                                   -----------
             (Exact name of Registrant as specified in its Charter)


          Virginia                                          54-1443350
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                                  P.O. Box 1990
                                  -------------
                           Waynesboro, Virginia 22980
                           --------------------------
           (Address of principal executive office, including zip code)


Registrant's telephone number, including area code         540-946-3500
                                                         ---------------

                       Formerly CFW Communications Company
                       -----------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x       No  ____
   --------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class Common Stock, no par value

Outstanding on November 14, 2000 was 13,129,653.

                                EXPLANATORY NOTE
                                ----------------
This Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 is being filed in order to reverse the impairment charge recorded during the quarter ended September 30, 2000 associated with certain switching equipment planned for early disposition. This asset impairment charge was recorded for $5.6 million ($3.4 million after tax) and this restatement is issued to reverse this charge and record additional depreciation of $1.4 million. For additional details regarding this issue and a summary of the financial statement impact, see Note 1 to the condensed, consolidated financial statements.

                                   NTELOS INC.


                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I. FINANCIAL INFORMATION

        Condensed Consolidated Balance Sheets, September 30, 2000 and
        December 31, 1999                                                   4-5


        Condensed Consolidated Statements of Income, Three and Nine
        Months Ended September 30, 2000 and 1999                              6


        Condensed Consolidated Statements of Cash Flows Nine Months
        Ended September 30, 2000 and 1999                                     7


        Condensed Consolidated Statements of Shareholders' Equity,
        Three and Nine Months Ended September 30, 2000 and 1999               8


        Notes to Condensed Consolidated Financial Statements               9-17


        Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         18-27

        Signature                                                            28

                                   NTELOS INC.

                      Condensed Consolidated Balance Sheets

                                                                                     September 30,
                                                                                         2000
                                                                                    (Unaudited and           December 31,
                                                                                       Restated)                 1999
                                                                                  --------------------   ---------------------
ASSETS

Current Assets
  Cash and cash equivalents                                                       $        39,318,550    $           198,240
  Accounts receivable, net of allowance of $5.2 million ($1.1 million in 1999)             25,492,585             12,212,886
  Materials and supplies                                                                    5,552,622                955,381
  Prepaid expenses and other                                                                2,807,669                572,339
  Income tax receivable                                                                       417,134              1,999,715
  Directory assistance assets                                                                       -              8,023,326
                                                                                  --------------------   ---------------------

                                                                                           73,588,560             23,961,887
                                                                                  --------------------   ---------------------
Investments and Advances
  Advance to affiliates                                                                    57,629,800              3,824,585
  Securities and investments                                                               24,829,596             39,109,476
  Restricted cash                                                                          70,258,938                      -

Property and Equipment
  Land and building                                                                        26,416,750             23,526,095
  Network plant and equipment                                                             274,823,877            100,938,828
  Furniture, fixtures, and other equipment                                                 33,147,064             26,158,859
  Radio spectrum licenses                                                                 383,949,680             15,478,079
                                                                                  --------------------   ---------------------
     Total in service                                                                     718,337,371            166,101,861
  Under construction                                                                       37,797,388              9,124,046
                                                                                  --------------------   ---------------------

                                                                                          756,134,759            175,225,907
  Less accumulated depreciation                                                            72,543,795             55,756,282
                                                                                  --------------------   ---------------------

                                                                                          683,590,964            119,469,625
                                                                                  --------------------   ---------------------
Other Assets

  Goodwill and other intangibles, net of accumulated amortization of $5.6
     million ($2.4 million in 1999)                                                       135,302,646             23,411,894
  Deferred charges                                                                         21,081,717                359,294
  Radio spectrum licenses and license deposits                                              7,864,963              7,864,836
                                                                                  --------------------   ---------------------

                                                                                          164,249,326             31,636,024
                                                                                  --------------------   ---------------------

                                                                                  $     1,074,147,184    $       218,001,597
                                                                                  ====================   =====================


See Notes to Condensed Consolidated Financial Statements

                           CFW COMMUNCICATIONS COMPANY

                      Condensed Consolidated Balance Sheets

                                          September 30, 2000
                                              (Unaudited)
                                              (Restated)      December 31, 1999
                                          ------------------  ------------------
Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                        $   35,742,925      $  9,552,592
  Customers' deposits                          2,912,379           448,995
  Advance billings                             4,821,476         2,677,044
  Accrued payroll                              1,975,879         1,030,413
  Accrued interest                             9,473,321           280,151
  Other accrued liabilities                    9,844,423         1,617,206
  Deferred revenue                             4,985,108         1,835,694
  Directory assistance liabilities                     -         2,293,799
                                          ------------------  ------------------

                                              69,755,511        19,735,894
                                          ------------------  ------------------

Long-Term Debt                               526,463,138        37,684,783
                                          ------------------  ------------------

Long-term Liabilities
  Deferred income taxes                       48,318,341        31,077,684
  Retirement benefits                         11,862,833        10,741,020
  Other                                       12,703,685           797,175
                                          ------------------  ------------------

                                              72,884,859        42,615,879
                                          ------------------  ------------------

Minority Interests                             1,258,439         1,781,241
                                          ------------------  ------------------

Redeemable and Convertible, Redeemable
  Preferred stock                            244,423,499                 -
                                          ------------------  ------------------

Commitments

Shareholders' Equity
  Common stock, no par                        45,038,404        43,943,136
  Stock warrants                              22,873,680                 -
  Retained earnings                           80,980,339        50,385,117
  Unrealized gain on securities available
   for sale, net                              10,469,315        21,855,547
                                          ------------------  ------------------

                                             159,361,738       116,183,800
                                          ------------------  ------------------

                                          $1,074,147,184      $218,001,597
                                          ==================  ==================

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS INC.
                   Condensed Consolidated Statements Of Income
                                   (Unaudited)

                                                                    Three Months Ended                    Nine Months Ended
                                                            ---------------------------------    ---------------------------------
                                                             September 30,     September 30,       September 30,     September 30,
                                                                 2000               1999               2000
                                                              (Restated)                            (Restated)            1999
                                                            --------------    ---------------    --------------     --------------
Operating Revenues
  Wireline communications                                   $   15,287,209    $    11,378,606    $   43,859,715     $   31,380,122
  Wireless communications                                       17,460,975          5,623,540        29,158,797         16,095,078
  Other communications services                                    675,730          1,107,630         2,533,587          3,164,590
                                                            --------------    ---------------    --------------     --------------

                                                                33,423,914         18,109,776        75,552,099         50,639,790
                                                            --------------    ---------------    --------------     --------------

Operating Expenses
  Cost of Wireless Sales (Exclusive of Items Shown
  Separately Below)                                              5,830,494          2,023,212        10,687,541          5,512,961
  Maintenance and support                                        8,800,746          4,045,771        20,487,796         10,181,811
  Depreciation and amortization                                 13,629,949          2,887,913        20,381,316          8,086,082
  Asset write-down and impairment charges                                -          2,713,221                 -          2,713,221
  Customer operations                                           10,978,067          2,870,465        18,369,006          8,311,927
  Corporate operations                                           3,362,407          2,096,037         7,520,627          5,163,161
                                                            --------------    ---------------    --------------    ---------------

                                                                42,601,663         16,636,619        77,446,286         39,969,163
                                                            --------------    ---------------    --------------     --------------

Operating Income (Loss)                                         (9,177,749)         1,473,157        (1,894,187)        10,670,627

Other Income (Expenses)
  Equity loss from PCS investees
     VA PCS Alliances                                             (840,531)        (1,297,807)       (3,679,095)        (4,135,859)
     WV PCS Alliances                                           (1,933,520)        (1,403,377)       (5,750,428)        (3,834,606)
  Equity income from other wireless investees                       12,036             45,665           110,665            133,431
  Gain on sale of assets                                        62,633,282          8,366,378        62,633,282          8,366,378
  Other financing costs                                         (6,275,625)                 -        (6,275,625)                 -
  Interest expense                                             (12,278,436)          (399,745)      (13,748,241)        (1,076,261)
  Other income, principally interest                             3,039,371             63,128         3,499,201            193,957
                                                            --------------    ---------------    --------------     --------------

                                                                35,178,828          6,847,399        34,895,572         10,317,667

Income Taxes                                                    14,004,111          2,274,000        13,916,797          3,470,237
                                                            --------------    ---------------    --------------     --------------

                                                                21,174,717          4,573,399        20,978,775          6,847,430

Minority Interests                                                       -           (122,586)          105,092           (341,144)
                                                            --------------    ---------------    --------------     --------------

Income from continuing operations                               21,174,717          4,450,813        20,873,683          6,506,286

Discontinued operations
  Income (loss) from discontinued operations, net of tax          (290,545)           (73,388)          396,160            505,973
  Gain on sale of discontinued operations, net of tax           16,496,984                  -        16,496,984                  -
                                                            --------------    ---------------    --------------     --------------

Net Income                                                      37,381,156          4,377,425        37,766,827          7,012,259

Dividend requirements on preferred stock                         5,670,371                  -         5,670,371                  -
                                                            --------------    ---------------    --------------     --------------
Net Income applicable to common shares                      $   31,710,785    $     4,377,425    $   32,096,456     $    7,012,259
==================================================================================================================================

Basic earnings (loss) per common share:

Continuing operations                                       $         1.18    $          0.34    $         1.16     $         0.50
Discontinued operations                                               1.23              (0.01)             1.29               0.04
Basic earnings per common share                             $         2.41    $          0.33    $         2.45     $         0.54

Diluted earnings (loss) per common share:
Continuing operations                                       $         1.15    $          0.34    $         1.14     $         0.50
Discontinued operations                                               1.20              (0.01)             1.26               0.04
Diluted earnings per common share                           $         2.35    $          0.33    $         2.40     $         0.54

Average shares outstanding - basic                              13,127,996         13,050,090        13,098,652         13,037,438
Average shares outstanding - diluted                            13,516,271         13,110,152        13,359,373         13,093,342

Cash dividends per common share                             $            -    $       0.11475    $      0.11475     $      0.34425
                                                            ======================================================================

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                September 30, 2000            September 30, 1999
                                                                                     (Restated)
                                                                               ---------------------         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $          37,766,827         $          7,012,259
Deduct income from discontinued operations                                                  (396,160)                    (505,973)
Deduct gain on sale of discontinued operations                                           (16,496,984)                           -
                                                                               ---------------------         --------------------
Income from continuing operations                                                         20,873,683                    6,506,286
Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on disposition of assets and investments                                         (62,633,282)                  (8,317,646)
   Asset write-down and impairment charges                                                         -                    2,713,221
   Depreciation                                                                           17,826,457                    7,402,254
   Amortization                                                                            2,554,859                      683,828
   Deferred taxes                                                                         24,489,828                    2,476,388
   Retirement benefits                                                                     1,121,813                       33,919
   Other                                                                                   2,003,852                      895,248
   Equity loss from PCS Alliances                                                          9,427,897                    7,837,034
   Minority interests, net of distributions                                                 (522,802)                      37,187
   Other equity gains from investees                                                        (576,591)                           -
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
   (Increase) decrease in accounts receivable                                             (7,443,175)                     135,258
   (Increase) decrease in materials and supplies                                             179,612                   (2,009,988)
   Increase in other current assets                                                         (503,115)                    (703,743)
   Changes in income taxes                                                                (9,495,088)                   1,171,380
   Increase (decrease) in accounts payable                                                 5,668,949                     (992,849)
   Increase (decrease) in other accrued liabilities                                        6,504,530                     (284,164)
   Increase in other current liabilities                                                   4,081,369                      273,352
                                                                               ---------------------         --------------------
Net cash provided by continuing operations                                                13,558,796                   17,856,965
Net cash used by discontinued operations                                                    (543,885)                  (2,891,456)
                                                                               ---------------------         --------------------
Net cash provided by operating activities                                                 13,014,911                   14,965,509

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                      (34,152,541)                 (21,433,647)
Cash payment on purchase of PrimeCo VA                                                  (408,643,570)                           -
Investments in restricted cash                                                           (70,258,938)                           -
Proceeds from sale of discontinued operation                                              31,744,225                            -
Purchase of minority interest in cellular partnership                                    (10,745,236)                           -
Investments in PCS Alliances                                                             (15,292,138)                  (3,892,138)
Repayments from (advances to) PCS Alliances                                              (53,805,215)                   4,543,519
Proceeds from sale of tower and investments                                                3,200,000                    9,463,434
Purchase of PCS licenses, net of minority interest                                                 -                   (1,349,898)
Acquisition of internet company and subscribers                                           (1,364,376)                  (7,497,652)
Purchase of investments                                                                   (5,000,000)                           -
Other                                                                                        381,295                      130,954
                                                                               ---------------------         --------------------
Net cash used in investing activities                                                   (563,936,494)                 (20,035,428)
                                                                               ---------------------         --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends on common shares                                                           (1,501,234)                  (4,492,029)
Payments on senior notes                                                                 (12,727,272)                  (3,636,364)
Payment of debt financing closing costs                                                  (17,721,607)                           -
Proceeds from issuance of preferred stock and warrants                                   242,538,128                            -
Proceeds from issuance of long-term debt                                                 520,458,884                            -
Payoff of VA PCS Alliance long-term debt                                                (118,570,274)                           -
Additional borrowing (payments) under lines of credit, net                               (23,530,000)                  12,893,056
Net proceeds from exercise of stock options                                                1,095,268                      362,634
                                                                               ---------------------         --------------------
Net cash provided by financing activities                                                590,041,893                    5,127,297
                                                                               ---------------------         --------------------
Decrease in cash and cash equivalents                                                     39,120,310                       57,378
Cash and cash equivalents:
Beginning                                                                                    198,240                       42,590
                                                                               ---------------------         --------------------

Ending                                                                         $          39,318,550         $             99,968
                                                                               =====================         ====================

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS INC.

                 Consolidated Statements of Shareholders' Equity
                            (Unaudited and Restated)

                                                                                                         Accumulated
                                                                                                            Other         Total
                                                   Common Stock                          Retained       Comprehensive  Shareholders'
                                               Shares       Amount        Warrants       Earnings           Income        Equity
                                             ----------  ------------  -------------   ------------    --------------  -------------
     Balance, December 31, 1998              13,016,988  $ 43,527,636  $           -   $ 49,882,849    $          -    $ 93,410,485
     Comprehensive income:
        Net Income                                                                        1,339,726
        Unrealized gain on securities
          available for sale, net of $1.0
          million of deferred tax obligation                                                              1,580,294
        Comprehensive income                                                                                              2,920,020
     Cash dividends                                                                      (1,495,905)                     (1,495,905)
     Stock options exercised, net                19,428        75,022                                                        75,022
                                             ----------  ------------  -------------   ------------    ------------    ------------
     Balance, March 31, 1999                 13,036,416    43,602,658              -     49,726,670       1,580,294      94,909,622
     Comprehensive income:
        Net Income                                                                        1,295,108
        Unrealized gain on securities
          available for sale, net of $1.7
          million of deferred tax obligation                                                              2,719,995
        Comprehensive income                                                                                              4,015,103
     Cash dividends                                                                      (1,498,100)                     (1,498,100)
     Stock options exercised, net                 5,663        76,737                                                        76,737
                                             ----------  ------------  -------------   ------------    --------------  ------------
     Balance, June 30, 1999                  13,042,079    43,679,395              -     49,523,678       4,300,289      97,503,362
     Comprehensive income:
        Net Income                                                                        4,377,425
        Reversal of unrealized gain on
          securities sold, net of $2.6
          million of deferred tax obligation                                                             (4,300,289)
        Comprehensive income                                                                                                 77,136
     Cash dividends                                                                      (1,498,024)                     (1,498,024)
     Stock options exercised, net                11,000       210,875                                                       210,875
                                             ----------  ------------  -------------   ------------    ------------    ------------
     Balance, September 30, 1999             13,053,079    43,890,270              -     52,403,079               -      96,293,349
     Comprehensive income:
        Net Income                                                                         (519,601)
        Unrealized gain on securities
          available for sale, net of $14.0
          million of deferred tax obligation                                                             21,855,547
        Comprehensive income                                                                                             21,335,946
     Cash dividends                                                                      (1,498,361)                     (1,498,361)
     Stock options exercised, net                 7,307        52,866                                                        52,866
                                             ----------  ------------  -------------   ------------    ------------    ------------
     Balance, December 31, 1999              13,060,386    43,943,136              -     50,385,117      21,855,547     116,183,800
     Comprehensive income:
        Net Income                                                                           48,410
        Unrealized loss on securities
          available for sale, net of $1.0
          million of deferred tax benefit                                                                (2,409,118)
        Comprehensive income                                                                                             (2,360,708)
     Cash dividends                                                                      (1,501,234)                     (1,501,234)
     Stock options exercised, net                34,043       382,356                                                       382,356
                                             ----------  ------------  -------------   ------------    ------------    ------------
     Balance, March 31, 2000                 13,094,429    44,325,492              -     48,932,293      19,446,429     112,704,214
     Comprehensive income:
        Net Income                                                                          337,261
        Unrealized loss on securities
          available for sale, net of $0.4
          million of deferred tax benefit                                                                   685,514
        Comprehensive income                                                                                              1,022,775
     Stock options exercised, net                22,124       421,893                                                       421,893
                                             ----------  ------------  -------------   ------------    ------------    ------------
     Balance, June 30, 2000                  13,116,553    44,747,385              -     49,269,554      20,131,943     114,148,882
     Comprehensive income:
        Net Income                                                                       37,381,156
        Dividend requirements on preferred
          stock                                                                          (5,670,371)
        Unrealized loss on securities
          available for sale, net of $6.1
          million of deferred tax benefit                                                                (9,662,628)
        Comprehensive income                                                                                             22,048,157
     Issuance of warrants                                                 22,873,680                                     22,873,680
     Stock options exercised, net                13,100       291,019                                                       291,019
                                             ----------  ------------  -------------   ------------    ------------    ------------
     Balance, September 30, 2000             13,129,653  $ 45,038,404  $  22,873,680   $ 80,980,339    $ 10,469,315    $159,361,738
                                             ==========  ============  =============   ============    ============    ============
     Comprehensive income:
     For the nine months ended September
     30, 2000                                                                                                          $  7,012,258
                                                                                                                       ============
     For the nine months ended September
     30, 1999                                                                                                          $ 20,710,225
                                                                                                                       ============

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

     This Form 10Q-A is being filed to amend the previously reported Form 10Q for the fiscal period ended September 30, 2000. As a result of the PrimeCo VA acquisition and the planned R&B merger, both of which utilize Lucent switch equipment, the Company decided to convert to a uniform Lucent switching platform. Accordingly, the Company recognized a $5.6 million ($3.4 million after tax) write-down of existing equipment in the third quarter 2000. This represents a write-down to its estimated net realizable value with planned disposition at the end of the second quarter of 2001. This write-down was calculated using the held for disposal method under Statement of Financial Accounting Standards ("SFAS") No. 121. However, the Company continued to utilize this equipment within its business prior to its planned disposal date and did not have the ability to replace the assets at the time of write-down according to ability as discussed in "Staff Accounting Bulletin 100: Restructuring and Impairment Charges" (SAB
     100) since the replacement switch was not physically on site and operational at the time of the original writedown. SAB 100 is an interpretive guidance issued by the Securities and Exchange Commission to, among other things, clarify the appropriate timing of this type of write-down under SFAS No. 121. Therefore, this document is issued to restate the original Form 10-Q to reflect the reversal of the $5.6 million asset impairment charge and recognize $1.4 million in additional depreciation to reflect the planned replacement of this switching equipment by the end of the second quarter of 2001 (see Note 1 for a summary of the financial statement impact).

     The following is a summary of the effects this restatement has on the September 30, 2000 financial statements (amounts in 000's except Earnings Per Share):

                                                             September 30, 2000
                                                      -------------------------------
      Excerpt from Condensed                                             Originally      Increase
      Consolidated Balance Sheet                        (Restated)        Reported      (decrease)
     ---------------------------------------------------------------------------------------------
      Network plant and equipment                      $ 274,824        $ 267,288        $ 7,536
      Less accumulated depreciation                       72,544           69,227          3,317
      Net property and equipment                         683,591          679,372          4,219
      Deferred income tax liability                       48,318           46,631          1,687
      Retained Earnings                                $  80,980        $  78,449        $ 2,531



                                                        Three Months Ended
                                                        September 30, 2000
      Excerpt from Condensed                                             Originally      Increase
      Consolidated Balance Sheet                        (Restated)        Reported      (decrease)
     ---------------------------------------------------------------------------------------------
      Depreciation and amortization                    $  13,630        $  12,224        $ 1,406
      Asset impairment charge                                  -            5,625         (5,625)
      Operating loss                                      (9,178)         (13,397)         4,219
      Income taxes                                        14,004           12,317          1,687
      Income from continuing operations                   21,175           18,644          2,531
      Net income                                          37,381           34,850          2,531
      Income available to common shares                   31,711           29,180          2,531
      Income per share from continuing
        operations-basic                                    1.18             0.99           0.19
      Earnings per common share-basic                       2.41             2.22           0.19
      Income per share from continuing
        operations-diluted                                  1.15             0.96           0.19
      Earnings per common share-diluted                $    2.35        $    2.16        $  0.19

                                                        Nine Months Ended
                                                        September 30, 2000

                                  NTELOS INC.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

        Excerpt from Condensed Consolidated                               Originally      Increase
        Statements of Income                              (Restated)       Reported      (decrease)
        ---------------------------------------------- ---------------- -------------- -------------
        Depreciation and amortization                      $20,381           $18,975      $ 1,406
        Asset impairment charge                                  -             5,625       (5,625)
        Operating Loss                                      (1,894)           (6,113)       4,219
        Income taxes                                        13,917            12,230        1,687
        Income from continuing operations                   20,874            18,553        2,531
        Net income                                          37,767            35,446        2,531
        Income available to common shares                   32,096            29,775        2,531
        Income per share from continuing
          operations-basic                                    1.16              0.97         0.19
        Earnings per common share-basic                       2.45              2.26         0.19
        Income from continuing operations-diluted             1.14              0.95         0.19
        Earnings per common share-diluted                  $  2.40           $  2.21      $  0.19

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

                                               Network &                 Wireless
(in thousands)                       Telephone   CLEC       Internet        PCS       Cable       Other        Total
---------------------------------------------------------------------------------------------------------------------
For the three months ended September 30, 2000 (Restated)
Revenues                             $ 8,059  $  2,681     $  4,147      $ 15,315    $   598   $  2,624    $   33,424
EBITDA                                 5,632        38          432        (2,770)       153        967         4,452
Depreciation & amortization            1,075       516        1,361         9,546        311        821        13,630

For the three months ended September 30, 1999
Revenues                             $ 7,918  $  1,507     $  1,552      $  1,397       $652   $  5,083    $   18,109
EBITDA                                 5,371       335         (263)         (724)        30      2,325         7,074
Depreciation & amortization              933       329          376            21        517        712         2,888
Asset impairment charge                    -         -            -             -      2,713          -         2,713

As of and for the nine months ended September 30, 2000 (Restated)
Revenues                             $24,049  $  7,057     $ 11,559      $ 19,430    $ 1,836   $ 11,621    $   75,552
EBITDA                                16,611      (238)         823        (4,006)       410      4,887        18,487
Depreciation & amortization            3,142     1,466        2,868         9,593        973      2,339        20,381
Total segment
   assets                             50,913    32,511       20,375       640,684     19,528     46,689       810,700
Corporate assets                                                                                              263,447
                                                                                                         ------------
Total assets                                                                                               $1,074,147

For the nine months ended September 30, 1999
Revenues                             $23,428  $  3,928     $  2,818      $  3,491    $ 2,093   $ 14,882    $   50,640
EBITDA                                16,396       837         (872)       (2,137)       315      6,931        21,470
Depreciation & amortization            2,755       879          611            57      1,797      1,987         8,086
Asset impairment charge                    -         -            -             -      2,713          -         2,713
Total segment
   assets                             42,305    21,532       11,427         1,606     20,785     19,945       117,600
Corporate assets                                                                                               54,214
                                                                                                         ------------
Total assets                                                                                               $  171,814


(3) The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, were increased by 169,796 and 60,062 shares for the three months ended September 30, 2000 and 1999, respectively, and by 187,363 and 55,904 shares for the nine months ended

                                  NTELOS INC.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

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

                                                     Virginia PCS Alliance L.C.
                                                    Condensed Statement of Income
                                                             (Unaudited)

    (Dollars in thousands except per share                Three Months Ended                            Nine Months Ended
    ---------------------------------------               ------------------                            -----------------
      amounts)
      -------                                 September 30, 2000                             September 30, 2000
                                                  (Restated)        September 30, 1999           (Restated)       September 30, 1999
                                             ---------------------- ------------------     ---------------------- ------------------
    Operating Revenue
      Subscriber Revenues                    $          3,145       $          2,075       $          8,819       $          5,417
      Wholesale/Roaming Revenues                        2,421                    839                  5,357                  2,131
      Equipment Revenues                                  265                    240                  1,071                    812
      Other Revenues                                      469                    488                  1,481                  1,464
                                             ----------------       ----------------       ----------------       ----------------
                                                        6,300                  3,642                 16,728                  9,824

    Operating Expenses
      Cost of Wireless Sales (Exclusive of
      Items Shown Separately Below)                     2,673                  1,565                  7,138                  4,417
      Depreciation and Amortization                     3,531                  2,642                  7,603                  7,495
      Maintenance and Support                           2,224                  1,607                  6,274                  4,963
      Customer Operations                               2,668                  1,843                  7,442                  5,697
      Corporate Operations                                698                    398                  2,105                  1,583
                                             ----------------       ----------------       ----------------       ----------------
                                                       11,794                  8,055                 30,562                 24,155
                                             ----------------       ----------------       ----------------       ----------------

    Operating Loss                                     (5,494)                (4,413)               (13,834)               (14,331)
    Other Expenses, principally interest,
      net                                               5,132                  1,511                 10,439                  4,583
                                             ----------------      -----------------       ----------------       ----------------

    Net Loss                                 $        (10,626)      $         (5,924)      $        (24,273)      $        (18,914)
                                             ================       ================       ================       ================
    Company's Share of Net Loss              $           (841)      $         (1,298)      $         (3,679)      $         (4,136)
                                             ================       ================       ================       ================


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

As a result of the PrimeCo VA acquisition (See Note 6 below) and planned R&B merger, both of which utilize Lucent switch equipment, the

                                  NTELOS INC.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

Company decided to convert to a uniform Lucent switch equipment platform by the middle of 2001. Accordingly, the Company has recognized $1.2 million in additional depreciation to reflect this early planned disposition.

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

                                                        West Virginia PCS Alliance L.C.
                                                         Condensed Statement of Income
                                                                  (Unaudited)
(Dollars in thousands except per share
---------------------------------------
  amounts)                                              Three Months Ended                            Nine Months Ended
  -------                                               ------------------                            -----------------
                                            September 30, 2000     September 30, 1999     September 30, 2000      September 30, 1999
                                           ---------------------  ---------------------- ----------------------  -------------------
Operating Revenue
  Subscriber Revenues                      $          3,008       $            578       $          7,381        $           985
  Wholesale/Roaming Revenues                            763                    137                  1,535                    137
  Equipment Revenues                                    186                    160                    955                    351
  Other Revenues                                          -                      -                      -                      -
                                           ---------------------  ---------------------- ----------------------  -------------------
                                                      3,957                    875                  9,871                  1,473

Operating Expenses
  Cost of Wireless Sales (Exclusive of
  Items Shown Separately Below)                       2,197                    702                  6,470                  1,402
  Depreciation and Amortization                         550                    613                  1,713                  1,305
  Maintenance and Support                             1,804                  1,110                  4,794                  2,970
  Customer Operations                                 1,598                    993                  5,128                  2,568
  Corporate Operations                                  499                    296                  1,525                  1,302
                                           ---------------------  ---------------------  ----------------------  -------------------
                                                      6,648                  3,714                 19,630                  9,547
                                           ---------------------  ---------------------  ----------------------  -------------------

Operating Loss                                       (2,691)                (2,839)                (9,759)                (8,074)

Other Expenses, principally interest, net             1,197                    307                  2,683                    520
                                           ---------------------  ---------------------  ----------------------  -------------------

Net Loss                                   $         (3,888)      $         (3,146)      $        (12,442)       $        (8,594)
                                           =====================  =====================  ======================  ===================

Company's Share of Net Loss                $         (1,934)      $         (1,403)      $         (5,750)       $        (3,834)
                                           =====================  =====================  ======================  ===================

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


                                           West Virginia PCS Alliance L.C.
                                              Condensed Balance Sheet
                                                   (Unaudited)
(Dollars in thousands)            September 30, 2000        December 31, 1999
                                ----------------------   -----------------------

Assets

                                  NTELOS INC.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

Current Assets                                 $      4,489   $   2,367
Investments                                               -       2,506
Property & Equipment, net                            53,950      45,422
Other Assets                                          3,117       3,202
                                               ------------   ---------
Total Assets                                   $     61,556   $  53,497
                                               ============   =========

Liabilities and Shareholders' Equity
Current Liabilities                            $      3,434   $   3,076
Long-Term Debt                                       57,458      51,125
Other Long-Term Liabilities                          12,836           -
Shareholder's' Equity                               (12,172)       (704)
                                               ------------   ---------
Total Liabilities and Shareholders' Equity     $     61,556   $  53,497
                                               ============   =========

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

        In March 2000, the Company sold 10 towers for $3.2 million and the Alliances sold a total of 123 towers for $38.5 million to Crown Castle International Corp ("Crown"). In April 2000, the Alliances sold a total of 18 towers for $5.7 million to Crown. In connection with these transactions, the Company has certain future leaseback and other commitments. Accordingly, gains on the sales have been deferred for book purposes and is being amortized over a ten year expected leaseback period.

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

                                  NTELOS INC.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

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

                                  NTELOS INC.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

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

     Components of amounts pertaining to the discontinued operations are reflected in the financial statements and are presented in the following table:

                                                                   Three Months Ended                       Nine Months Ended
      (In thousands; unaudited)                             September 30,         September 30,     September 30,      September 30,
                                                                2000                  1999              2000               1999
      ------------------------------------------------------------------------------------------------------------------------------
      Operating revenues                                   $        4            $    3,280          $    6,792         $    9,147
      Operating income                                           (493)                 (110)                639                677
      Income taxes (benefit)                                     (187)                  (37)                252                190
      Income (loss) from operations of discontinued
        segment                                            $     (291)           $      (73)         $      396         $      506
      ==============================================================================================================================


      (In thousands; unaudited)                             September 30,         December 31,
                                                                2000                  1999
      -------------------------------------------------------------------------------------------
      Net assets of discontinued operations:
      Current assets                                       $        -            $    1,612
      Property and equipment, net                                   -                 6,411
                                                              --------------       --------------
      Assets of discontinued segment                       $        -            $    8,023
                                                              --------------       --------------
      Current liabilities                                           -                 1,654
      Deferred taxes                                                -                   527
      Retirement benefits                                           -                   113
                                                              --------------       --------------
      Liabilities of discontinued operations               $        -            $    2,294
                                                              ==============       ==============

                                  NTELOS INC.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

(11) In the third quarter of 1999, the Company recognized an asset impairment charge relating to certain wireless analog cable equipment of $2.7 million ($1.7 million after tax). The Company provides wireless analog cable services over MMDS spectrum. Acquisitions of MMDS spectrum by Sprint Corp. and MCI WorldCom are expected to accelerate development of digital equipment for high speed digital data, and possibly voice, applications. As a result of these actions, an analysis of cash flows in each market and an assessment of the alternative uses for this spectrum, the Company determined that the carrying value of certain wireless analog cable equipment was impaired. The wireless analog cable equipment, which was deemed to be impaired in value, was written-down to estimated net realizable value of $0.3 million based on the Company's assessment of fair value of similar used equipment.

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

(14) The pro forma unaudited results of operations for the nine months ended September 30, 2000 and September 30, 1999, assuming consummation of the transactions more fully described in Notes 6, 7, 8 and 10 as of January 1, 1999 are as follows:

         (In thousands, except per share data)             Nine Months Ended   September 30th
                                                                 2000               1999
                                                              (Restated)
                                                           -----------------  ----------------
         Operating revenues                                $   107,856         $    85,273
         EBITDA                                                  4,140              11,217
         Net loss                                              (60,614)            (53,752)
         Dividend requirements on preferred stock               22,750              22,750
         Loss applicable to common shares                      (83,364)            (76,503)
         Net loss per common share:
            Basic and diluted                                    (6.38)              (5.87)

Overview

     NTELOS Inc. (the "Company") is a leading regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers in Virginia, West Virginia, Kentucky, Tennessee and North Carolina. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. As of September 30, 2000, the Company, combined with the VA Alliance and WV Alliance and including the subscribers obtained in the PrimeCo VA acquisition, had approximately 157,700 digital PCS subscribers and approximately 52,500 combined ILEC (incumbent local exchange carrier) and CLEC (competitive local exchange carrier) access lines installed. PrimeCo VA operations accounted for 88,300 of the total PCS subscribers.

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

     We have recently significantly expanded the scope of the geographic markets that we serve and focused our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services. Through September 30, 2000, we have completed the following:

     . acquisition of the wireless licenses, assets and operations of PrimeCo Personal Communications, L.P. ("PrimeCo") in the Richmond and Hampton Roads, Virginia markets ("PrimeCo VA and referred to within the Company's operations as VA East");

     . issuance and sale of $375 million of debt securities in a private placement;

     . closing on $325 million in new senior credit facility, with $150 million borrowed on the date of the PrimeCo VA closing;

     . payment of existing senior indebtedness and refinancing of the VA & WV Alliance debt obligations;

     .    issuance and sale of Series B, Series C and Series D Preferred Stock;

     . entered into an agreement to acquire certain PCS licenses currently owned by AT&T that will add 2.5 million POPs in certain markets in Maryland and Pennsylvania, with closing remaining subject to regulatory approval;

     . redemption of the series A preferred membership interest in the VA Alliance and conversion of series B preferred membership interest into common interest;

     . dispositions of RSA 5 and the analog assets and operations of RSA 6 in connection with the transaction with PrimeCo;

     .    disposition of our directory assistance operations; and

     . execution of a merger agreement with R&B Communications, an integrated communications provider in a geographic market contiguous to ours. This agreement is subject to regulatory and shareholder approval and is expected to close towards the end of the fourth quarter of 2000 or early 2001.

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

     Our revenues are generated from the following categories:

     . wireless communications, including digital PCS, analog cellular (disposed of on July 26, 2000), paging, voice mail and wireless cable, which consists primarily of video services;

     . wireline communications, including telephone revenues, fiber optic network usage, or carrier's carrier services, Internet, CLEC, long distance and cable television revenues; and

     . other communications services revenues, including revenues from our sale and lease of communications equipment and security alarm monitoring and installation and rental of property and equipment primarily to the Alliances.

     Operating Expenses

     Our operating expenses are generally incurred from the following categories:

     . cost of sales, including handset equipment costs, usage-based access charges, including long distance, roaming charges, and other direct costs. We sell handsets to our customers at a price below our cost. Previously, we have netted these discounts and costs against our revenues. We have reclassified prior periods to conform them to our new policy of separately reporting cost of sales;

     . maintenance and support expenses, including costs related to specific property and equipment, as well as indirect costs such as engineering and general administration of property and equipment;

     . depreciation and amortization, including amortization of goodwill from acquired assets and capital outlays to support continued business expansion;

     .    asset impairment charges, if applicable;

     . customer operations expenses, including marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services and directory services;

     . corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information management, human resources and other general and administrative expenses.

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

Results of Operations

     Overview

     Revenue increased $15.3 million, or 85%, from $18.1 million to $33.4 million, and $25.0 million, or 49%, from $50.6 million to $75.6 million for the respective three and nine month periods ended September 30, 2000 as compared to 1999. EBITDA decreased $2.6 million, or 37%, from $7.1 million to $4.5 million, and $3.0 million, or 14%, from $21.5 million to $18.5 million, for the respective three and nine month periods ended September 30, 2000 and 1999. Operating income decreased $10.7 million from $1.5 million to $(9.2) million, and $12.6 million, from $10.7 million to $(1.9) million for the respective three and nine month periods ended September 30, 2000 and 1999.

     These results reflect customer growth from our wireless, CLEC and Internet businesses, with customers from these services totaling 228,400 as of September 30, 2000, a 162,190 customer increase from September 30, 1999. Over half of this growth was from the acquisition of PrimeCo VA (hereinafter referred to as "VA East"). In addition to this, the Company experienced significant internal growth and expansion throughout our markets in PCS, Internet and CLEC and from Internet acquisitions. EBITDA decreased primarily due to the inclusion of the VA Alliance in the Company's consolidated operating results in the current year and the acquisition of VA East. Also, CLEC start-up losses are in the current versus the prior year due to expansion, particularly in our new West Virginia markets. Operating income decreased from the prior year comparable quarter and nine month period due to the decrease in EBITDA coupled with the higher levels of depreciation and significant increases in amortization of licenses, goodwill and other intangibles generated from acquisitions and from capital investments in our growth businesses and underlying supporting infrastructure. Finally, the Company recognized additional depreciation of $1.2 million in the third quarter of 2000 related to wireless switch equipment scheduled to be replaced in the middle of 2001. In the third quarter of 1999, an asset impairment charge of $2.7 million was recognized related to wireless analog cable equipment.

     Net income for the three and nine months ended September 30, 2000 was $37.4 million and $37.8 million, respectively. The nine month results included a gain of $62.6 million ($37.6 million, net of tax) on the exchange of RSA6 analog assets and operations, along with the Company's 22% limited partnership interest in VA RSA5 in connection with the VA East acquisition. Also, the Company recognized a gain on the sale of the directory assistance segment of $27.6 million ($16.5 million, net of tax) and non-recurring bridge financing commitment charges of $6.3 million. Interest expense net of interest income, amounted to $10.2 million ($6.1 million after tax), and the Company's share of unconsolidated PCS losses totaled $2.8 million ($1.7 million after tax) and $9.4 million ($5.7 million after tax) for the three and nine months ended September 30, 2000, respectively. As discussed in Note 3, the Alliances were accounted for on the equity method prior to the consolidation of the VA Alliance on July 26, 2000.

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

     . Digital PCS Revenue. Revenues for digital PCS increased $13.9 million from $1.3 million for the three months ended September 30, 1999 to $15.2 million for the three months ended September 30, 2000 and increased $15.9 million from $3.5 million for the nine months ended September 30, 1999 to $19.4 million for the nine months ended September 30, 2000. The increase was primarily attributable to the consolidation of the VA Alliance into the Company's operating results (Notes 4 and 8), the acquisition of VA East (Note 6) and significant customer growth in the Company's core market. Consolidation of the VA Alliance and the acquisition of VA East accounted for 91% and 82% of the total increase in the three and nine months ended September 30, 2000 versus the prior year comparable periods. Excluding customers from the WV Alliance, as their revenue is not included in the results of operations, the Company had 133,500 digital customers as of September 30, 2000, which represented a 108,800 increase in the number of digital customers from September 1999.

     . Other Wireless Revenues. Revenues for analog cellular, paging and voicemail decreased $2.0 million, or 56%, from $3.6 million for the three months ended September 30, 1999 to $1.6 million for the three months ended September 30, 2000 and decreased $2.6 million, or 25%, from $10.5 million for the nine months ended September 30, 1999 to $7.9 million for the nine months ended September 30, 2000. This decrease reflects the absence of analog cellular revenues for over two months in the third quarter 2000, as that business was sold in connection with the VA East acquisition (Note 7) on July 26, 2000.

     . Wireless Cable Revenues. Wireless cable revenues decreased $.1 million, or 14%, from $.7 million for the three months ended September 30, 1999 to $.6 million for the three months ended September 30, 2000 and decreased $.3 million, or 12%, from $2.1 million for the nine months ended September 30, 1999 to $1.8 million for the nine months ended September 30, 2000.

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

     . Telephone Revenues. Telephone revenues, which include local service, access and toll services, directory advertising and calling feature revenues, increased $.2 million, or 1.8%, from $7.9 million for the three months ended September 30, 1999 to $8.1 million for the three months ended September

          30, 2000 and increased $.5 million, or 2.6%, from $23.5 million for the nine months ended September 30, 1999 to $24.0 million for the nine months ended September 30, 2000. The increase was due to an increase in access minutes of 11%, toll minutes of 16%, and access lines of 5%.

     . Fiber Optic Network Usage and CLEC Revenues. Revenues from fiber optic network usage for carrier's carrier services and CLEC operations increased $1.2 million, or 80%, from $1.5 million for the three months ended September 30, 1999 to $2.7 million for the three months ended September 30, 2000 and increased $3.2 million, or 80%, from $3.9 million for the nine months ended September 30, 1999 to $7.1 million for the nine months ended September 30, 2000. Approximately $1.2 million and $3.0 million of these increases for the three and nine month related periods was due to the growth in CLEC customers and revenues. As of September 30, 2000, CLEC customers totaled 13,168, an increase of 9,168 customers from September 30, 1999.

     . Internet Revenues. Revenues from Internet services increased $2.5 million, from $1.6 million for the three months ended September 30, 1999 to $4.1 million for the three months ended September 30, 2000, and increased $8.8 million, from $2.8 million for the nine months ended September 30, 1999 to $11.6 million for the nine months ended September 30, 2000. This revenue growth was attributable to acquisitions, internal customer growth and improved unit revenues. This growth in Internet services comprised the largest single component of wireline revenue growth in the three months ended September 30, 2000, as Internet and DSL customers grew to 57,600 as of September 30, 2000, an increase of 25,900 customers from September 30, 1999. Internet customer growth from acquisitions accounted for 16,300 of this total, and 9,600 was from internal growth.

     . Wireline Cable Revenues. Wireline cable revenues remained unchanged at $.4 million and $1.2 million for the three and nine months ended September 30, 2000 and 1999, respectively. This revenue stream is stable due to a decrease in the level of marketing and sales and other resources deployed to support the operation.

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

     Operating Expenses

     Total Operating Expenses. Total operating expenses increased $30.2 million, from $16.6 million for the three months ended September 30, 1999 to $46.8 million for the three months ended September 30, 2000. The consolidation of the VA Alliance and the acquisition of VA East accounted for $27.5 million, or 91%, of the total increase. Also, the VA Alliance recorded additional depreciation of $1.2 million in the third quarter of 2000 related to the useful life change of wireless switching equipment scheduled for early replacement in the middle of 2001. In the third quarter of 1999, the Company recorded an asset write-down charge of $2.7 million. The net effect of these two items resulted in a decrease in operating expenses of $1.5 million in the current versus the prior year comparative periods. Operating expenses, excluding depreciation and amortization and asset write-down and impairment charges, increased $27.9 million, or 96%, from $29.2 million for the nine months ended September 30, 1999 to $57.1 million for the nine months ended September 30, 2000. The combined effect of the consolidation of the VA Alliance and the acquisition of VA East accounted for 59% of the total increase for the nine month periods ended September 30, 1999 and 2000. Wireline operating expenses increased $3.2 million and $11.6 million for the three and nine month periods, respectively, and wireless operating expenses increased $12.6 million and $14.4 million for the same periods, respectively. Within the wireline business, Internet and network comprised 100% and 94% of the total wireline increases for the three and nine months ended September 30, 1999 and 2000, respectively.

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

     Depreciation and Amortization Expenses. Depreciation and amortization expense increased $10.7 million, from $2.9 million for the three months ended September 30, 1999 to $13.6 million for the three months ended September 30, 2000, and increased $12.3 million, from $8.1 million for the nine months ended September 30, 1999 to $20.4 million for the nine months ended September 30, 2000. Of this increase, $7.0 million (of which $1.9 million was amortization of goodwill and other intangible assets, and $1.8 million was from amortization of PCS licenses) came from the addition of the VA Alliance and VA East. Network and CLEC depreciation increased $.8 million and $1.1 million for the three and nine months ended September 30, 2000 as compared to 1999. This increase was due to an increase in property and equipment of approximately 43%, from $21.3 million as of September 30, 1999 to $30.5 million as of September 30, 2000. This increase is due to a shift in the composition of the asset base to network plant and equipment and a higher amount of goodwill from Internet acquisitions, both of which carry shorter lives. Finally, the Company recognized $1.2 million of additional depreciation on switching equipment due to the planned early retirement in the middle of 2001. This switching equipment is being replaced for economic reasons and in order to obtain one consistent switching platform across all markets.

     Customer Operations Expenses. Customer operations expense increased $8.1 million, from $2.9 million for the three months ended September 30, 1999 to $11.0 million for the three months ended September 30, 2000, and increased $10.1 million, or 121%, from $8.3 million for the nine months ended September 30, 1999 to $18.4 million for the nine months ended September 30, 2000. Aside from the $6.2 million increase attributable to the addition of the VA Alliance and VA East, primary areas of increase were in the Internet and Network and CLEC operations, which increased a combined $1.2 million and $3.2 million for the three and nine months ended September 30, 2000 as compared to 1999. These increases relate primarily to marketing and sales activities, customer care costs primarily associated with adding new customers, and the 1999 internet acquisitions, which were added in the last four months of 1999.

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

     Income Taxes

     Income taxes increased $11.7 million, from $2.3 million for the three months ended September 30, 1999 to $14.0 million for the three months ended September 30, 2000, and increased $10.4 million, from $3.5 million for the nine months ended September 30, 1999 to $13.9 million for the nine months ended September 30, 2000. These increases were due to the change in the pre-tax income for the comparable periods. Additionally, the effective rate changed from a 34.8% tax obligation for the nine months ended September 30, 1999 to a 39.8% tax obligation for the nine months ended September 30, 2000. The effective tax rate change is due to the continuing operations results turning from a profit to a loss with non-deductible goodwill from 1999 Internet acquisitions being added back to the pre-tax loss, offset by significant gains. This results in a tax obligation greater than the statutory rate.

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

     Operating Cash Flows

     In the nine months ended September 30, 2000, net cash provided by operating activities was $13.0 million. Principal changes in operating assets and liabilities were as follows: accounts receivable increased $7.4 million resulting from the inclusion of the VA PCS Alliance and VA East accounts receivable totaling $10.2 million, offset by improved aging on receivables and increases in receivable reserves; income taxes receivable changed from $2.0 million at December 31, 1999 to $.4 million at September 30, 2000 due to taxes due on the business dispositions (Note 6, 7, and 10) offset by tax benefits primarily from PCS operating losses; and accounts payable and other liabilities changed by $16.3 million from December 31, 1999, again primarily due to the inclusion of the VA PCS Alliance and the VA East operation in the Company's consolidated financial position at September 30, 2000.

     The Company's cash flows used in investing activities for the nine months ended September 30, 2000 aggregated $563.9 million and include the following:

     .   $34.2 million for the purchase of property and equipment,
     . $408.6 million representing the cash portion of the acquisition price for PrimeCo VA (Note 6),
     . $70.3 million cash outlay relates to the purchase of restricted cash investments equal to the first two years interest payments on the senior notes,
     . $31.7 million of proceeds from the sale of the directory assistance operation (Note 10),
     . $10.7 million cash outlay for the purchase of minority interest in the cellular business which was subsequently disposed of through a non-cash like-kind asset exchange in connection with the PrimeCo VA acquisition,
     . $15.3 of investments in the WV PCS Alliance and VA PCS Alliance ($3.9 million in scheduled equity contributions and $11.4 million in connection with the purchase of controlling common ownership interest (Note 8)),
     . $53.8 million of net advances to the Alliances, the majority of which was to the WV PCS Alliance in order for them to pay off their existing long-term debt in contemplation of the pending consolidation (Note 9),
     . $3.2 million received from the sale of 10 towers and $1.4 million cash outlay to acquire Internet subscribers (Note 5), and
     . $5.0 million purchase of RTFC capital certificates in connection with RTFC participation in the senior credit facility.

     Net cash provided by financing activities for the nine months ended September 30, 2000 aggregated $590.0 million which represents the following:

     .   Payment of dividends on outstanding common stock of $1.5 million in the first quarter 2000,
     . redemption payment on the senior notes of $12.7 million (see Note 5 in the 1999 Annual Report to Shareholders),
     . $17.7 million in payments for investment banking, legal and other professional services associated with the issuance of long-term debt,
     . $242.5 million in proceeds from the issuance of preferred stock and the related warrants and $520.5 million in proceeds from the issuance of long-term debt (Note 6),
     .   $118.6 million cash outlay to payoff certain VA PCS Alliance debt,
     . $23.5 million of cash outlay to payoff the Company's existing lines of credit, and
     .   $1.1 million of net proceeds from the exercise of stock options.

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

     After the completion of the Transactions, our liquidity needs will be influenced by numerous factors including:

     . significantly reduced or negative EBITDA that we expect to continue until at least into 2001, as a result of acquiring capital intensive businesses in their early stages, entering new markets and disposing of businesses that generate positive EBITDA;
     . increased capital expenditures to support planned PCS network growth and expansion, much of which is discretionary in nature, and to support planned customer growth;
     . our own continuing capital expenditures due to our ongoing strategy of offering our services in new markets, adding new products and services, and enhancing organic growth;
     . significant capital expenditures to become an integrated communications provider in many of our existing, newly acquired and other potential markets by offering a broader range of products and services;
     . capital expenditures for the Richmond and Hampton Roads markets (PrimeCo VA acquisition) and R&B Communications;
     .   continued investment in the Alliances;
     .   future acquisitions; and
     .   significantly increased interest expense.

     After the completion of the Transactions, our liquidity sources include:

     .   cash flow from operations, if any;
     . approximately $70.3 million held in the escrow account to fund the first four interest payments on the senior notes;
     . $175.0 million available under our new credit facility subject to certain conditions;
     .   public and private debt and equity markets;
     . disposition of additional non-core businesses and assets, such as additional cell towers owned in VA East and wireline cable operations, and investments; and
     .   interest on the escrow account.

     We expect capital expenditures for the last three months of 2000 to be between $30 and $40 million and for the year 2001 to be between $80 million to $100 million. We expect these capital expenditures to be used to:

     .   support continued expansion of CLEC and Internet access services;
     . add another building to support employee additions commensurate with the growth in digital PCS, Internet and CLEC customers; and
     . support the continued expansion of VA East, VA Alliance and WV Alliance operations.

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

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Waynesboro, Commonwealth of Virginia, on March 14, 2002.


                                        NTELOS Inc.
                                        a Virginia corporation
                                        (Registrant)


                                        By: /s/ James S. Quarforth
                                           -------------------------
                                            James S. Quarforth
                                            Chief Executive Officer