Form 10-K/A
period 2000-12-31
NTELOS INC
filed 2002-03-15
CIK 829676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  _____________

                                   FORM 10-K/A
                                (Amendment No. 2)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES     X            NO  ____
     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           ---

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

                                EXPLANATORY NOTE

This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is being filed in order to revise the accounting applied to the switching equipment planned for early disposition. The Company recognized an asset impairment charge of $5.6 million ($3.4 million after tax) during the quarter ended September 30, 2000. In this amendment, this charge is reversed and additional depreciation of $2.8 million is recorded for the fiscal year ended December 31, 2000. For additional details regarding this issue and a summary of the financial statement impact, see Note 18 in the Notes to Consolidated Financial Statements.

(3) EXHIBITS

  Exhibit No.                Description
----------------       -------------------------------------------------------

      13 Annual Report of NTELOS Inc. to its shareholders for the year ended December 31, 2001

                                                                      EXHIBIT 13

CONSOLIDATED STATEMENTS OF INCOME
NTELOS Inc. and Subsidiaries

(In thousands, except per share amounts)                            2000
Years Ended December 31,                                         (Restated)         1999            1998
-------------------------------------------------------------------------------------------------------------
Operating Revenues
   Wireline communications                                    $    59,877    $    44,110      $    37,597
   Wireless communications                                         50,218         21,692           17,624
   Other communications services                                    3,424          4,028            2,942
-------------------------------------------------------------------------------------------------------------
                                                                  113,519         69,830           58,163
-------------------------------------------------------------------------------------------------------------
Operating Expenses
   Cost of wireless sales (exclusive of items shown                18,657          8,142            4,426
   separately below)
   Maintenance and support                                         31,177         15,212            9,762
   Depreciation and amortization                                   37,678         11,323            9,472
   Asset impairment charge                                             --          3,951               --
   Customer operations                                             31,992         11,685            8,625
   Corporate operations                                            11,441          6,846            5,903
-------------------------------------------------------------------------------------------------------------
                                                                  130,945         57,159           38,188
-------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                           (17,426)        12,671           19,975
Other Income (Expenses)
   Equity loss from PCS investees
     VA PCS Alliance                                               (3,679)        (5,437)          (5,075)
     WV PCS Alliance                                               (8,580)        (5,929)          (1,391)
   Gain on sale of assets                                          62,616          8,318               --
   Financing acquisition costs                                     (6,536)            --               --
   Loss on write-down of investment                                    --             --           (1,010)
   Interest expense                                               (31,407)          (900)            (676)
   Other income, principally interest                               6,970            179              198
-------------------------------------------------------------------------------------------------------------
                                                                    1,958          8,902           12,021
Income Taxes                                                        1,326          2,622            4,587
-------------------------------------------------------------------------------------------------------------
                                                                      632          6,280            7,434
Minority Interests in Losses (Earnings) of Subsidiaries             1,638           (389)            (578)
-------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                   2,270          5,891            6,856
Discontinued Operation
   Income from discontinued operation, net of tax                     396            602            1,652
   Gain on sale of discontinued operation, net of tax              15,973             --               --
-------------------------------------------------------------------------------------------------------------
Net Income                                                         18,639          6,493            8,508
Dividend requirements on preferred stock                            8,168             --               --
-------------------------------------------------------------------------------------------------------------
Income Applicable to Common Shares                            $    10,471    $     6,493      $     8,508
=============================================================================================================
Basic earnings (loss) per common share:
Continuing operations                                         $     (0.45)   $      0.45      $      0.53
Discontinued operations                                              1.25           0.05             0.13
-------------------------------------------------------------------------------------------------------------
Basic earnings per common share                               $      0.80    $      0.50      $      0.65

Diluted earnings (loss) per common share:
Continuing operations                                         $     (0.45)   $      0.45      $      0.52
Discontinued operations                                              1.25           0.05             0.13
-------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                             $      0.80    $      0.50      $      0.65

Average shares outstanding--basic                                  13,106         13,042           13,008
Average shares outstanding--diluted                                13,106         13,113           13,094
-------------------------------------------------------------------------------------------------------------
Cash dividends per common share                               $   0.11475    $     0.459      $     0.435

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NTELOS Inc. and Subsidiaries

(In thousands)                                                                             2000
December 31,                                                                            (Restated)          1999
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                                                         $      1,637    $       198
   Restricted cash                                                                         20,121             --
   Accounts receivable, net of allowance of $5,100 ($1,100 in 1999)                        24,268         12,213
   Other receivables                                                                        3,500             --
   Refundable deposits on radio spectrum licenses                                           8,000             --
   Inventories and supplies                                                                 7,896            955
   Prepaid expenses and other                                                               3,178            572
   Income taxes receivable                                                                  2,930          2,001
   Directory assistance assets                                                                 --          8,023
---------------------------------------------------------------------------------------------------------------------
                                                                                           71,530         23,962
---------------------------------------------------------------------------------------------------------------------
Investments and Advances
   Advances to affiliates                                                                  66,210          3,825
   Securities and investments                                                              17,405         39,109
   Restricted cash                                                                         50,903             --
---------------------------------------------------------------------------------------------------------------------
                                                                                          134,518         42,934
---------------------------------------------------------------------------------------------------------------------
Property and Equipment
   Land and building                                                                       26,988         23,526
   Network plant and equipment                                                            293,024        100,939
   Furniture, fixtures, and other equipment                                                39,539         26,159
   Radio spectrum licenses                                                                428,317         15,478
---------------------------------------------------------------------------------------------------------------------
     Total in service                                                                     787,868        166,102
   Under construction                                                                      47,072          9,124
---------------------------------------------------------------------------------------------------------------------
                                                                                          834,940        175,226
Less accumulated depreciation                                                              86,335         55,756
---------------------------------------------------------------------------------------------------------------------
                                                                                          748,605        119,470
---------------------------------------------------------------------------------------------------------------------
Other Assets
   Cost in excess of net assets of business acquired,
     less accumulated amortization of $4,253 ($2,165 in 1999)                              45,861         22,457
   Other intangibles, less accumulated amortization of $3,554 ($176 in 1999)               44,043            955
   Deferred charges                                                                        26,586            359
   Radio spectrum licenses not in service                                                   7,874          7,865
---------------------------------------------------------------------------------------------------------------------
                                                                                          124,364         31,636
---------------------------------------------------------------------------------------------------------------------
                                                                                     $  1,079,017    $   218,002
---------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

(In thousands)                                                                          2000           1999
December 31,                                                                         (Restated)
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                               $     33,119    $    9,553
   Advance billings and customer deposits                                                6,697         3,126
   Accrued payroll                                                                       2,420         1,030
   Accrued interest                                                                     20,894           280
   Deferred revenue                                                                      4,843         1,836
   Other accrued liabilities                                                             7,362         1,617
   Directory assistance liabilities                                                         --         2,294
---------------------------------------------------------------------------------------------------------------------
                                                                                        75,335        19,736
---------------------------------------------------------------------------------------------------------------------

Long-term Debt                                                                         556,287        37,685
---------------------------------------------------------------------------------------------------------------------
Long-term Liabilities
   Deferred income taxes                                                                37,505        31,078
   Retirement benefits                                                                  12,017        10,741
   Other                                                                                13,750           797
---------------------------------------------------------------------------------------------------------------------
                                                                                        63,272        42,616
---------------------------------------------------------------------------------------------------------------------
Minority Interests                                                                       1,258         1,781
---------------------------------------------------------------------------------------------------------------------

Redeemable, Convertible Preferred Stock                                                246,906            --
---------------------------------------------------------------------------------------------------------------------
Commitments
Shareholders' Equity
   Preferred stock, no par value per share, authorized 1,000 shares; none issued            --            --
   Common stock, no par value per share, authorized 75,000 shares;
     issued 13,132 shares (13,060 in 1999)                                              45,272        43,943
   Stock warrants                                                                       22,874            --
   Retained earnings                                                                    59,355        50,385
   Unrealized gain on securities available for sale, net                                 8,458        21,856
---------------------------------------------------------------------------------------------------------------------
                                                                                       135,959       116,184
---------------------------------------------------------------------------------------------------------------------
                                                                                  $  1,079,017    $  218,002
---------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
NTELOS Inc. and Subsidiaries

(In thousands)                                                              2000
Years Ended December 31,                                                 (Restated)        1999            1998
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                               $   18,639    $     6,493     $     8,508
Deduct income from discontinued operation                                      (396)          (602)         (1,652)
Deduct gain on sale of discontinued operation                               (15,973)            --              --
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                             2,270          5,891           6,856
Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on disposition of assets and investments                            (62,616)        (8,318)             --
   Asset write-down and impairment charges                                       --          3,951           1,010
   Depreciation                                                              32,666         10,159           8,700
   Amortization                                                               5,012          1,164             772
   Deferred taxes                                                               915          3,437           3,950
   Retirement benefits                                                        1,276          1,002             958
   Equity loss from PCS Alliances                                            12,259         11,366           6,467
   Other                                                                      1,150            227            (273)
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
   Increase in accounts receivable                                           (5,746)        (1,083)         (1,433)
   (Increase) decrease in inventories and supplies                           (2,164)           419             (29)
   Increase in other current assets                                            (792)          (121)            (94)
   Changes in income taxes                                                    2,400         (1,308)           (816)
   Increase (decrease) in accounts payable                                   (1,313)         2,517           2,632
   Increase (decrease) in other accrued liabilities                           3,442           (220)           (416)
   Accrued interest on long-term debt                                        20,121             --              --
   Increase in other current liabilities                                      2,009            422             166
-------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                                   10,889         29,505          28,450
Net cash provided by (used in) discontinued operation                           (51)        (1,008)          4,323
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    10,838         28,497          32,773
Cash Flows from Investing Activities
   Purchases of property and equipment                                      (65,590)       (33,809)        (15,832)
   Cash payment on purchase of PrimeCo VA operations                       (408,644)            --              --
   Investments in restricted cash, net                                      (71,024)            --              --
   Proceeds from sale of discontinued operation                              30,343             --              --
   Purchase of minority interest in cellular partnership                    (10,745)            --              --
   Investments in PCS Alliances                                             (15,292)        (3,892)         (2,254)
   Repayments from (advances to) PCS Alliances                              (62,385)         1,857          (4,955)
   Deposits on assets                                                       (14,852)            --              --
   Proceeds from sale of tower and investments                                3,200          9,732             971
   Purchase of PCS licenses, net of minority interest                            --         (1,410)           (667)
   Acquisitions of Internet companies and subscribers                        (1,367)       (12,355)             --
   Purchase of investments                                                   (7,500)            --          (1,005)
   Other                                                                        492             82             173
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (623,364)       (39,795)        (23,569)
Cash Flows from Financing Activities
-------------------------------------------------------------------------------------------------------------------
   Cash dividends on common shares                                           (1,501)        (5,991)         (5,660)
   Payments on senior notes                                                 (12,727)        (3,636)         (3,742)
   Payment of debt financing closing costs                                  (18,622)            --              --
   Proceeds from issuance of preferred stock and warrants                   242,523             --              --
   Proceeds from issuance of long-term debt                                 545,259             --              --
   Payoff of VA PCS Alliance long-term debt                                (118,570)            --              --
   Additional borrowings (payments) under lines of credit, net              (23,530)        20,664          (1,090)
   Net proceeds from exercise of stock options                                1,133            416             107
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         613,965         11,453         (10,385)
-------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents                           1,439            155          (1,181)
Cash and cash equivalents:
Beginning                                                                       198             43           1,224
-------------------------------------------------------------------------------------------------------------------
Ending                                                                   $    1,637    $       198     $        43
-------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

ANNUAL REPORT 2000 PAGE 16

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NTELOS Inc. and Subsidiaries

                                                                                                Accumulated
                                                                                                   Other         Total
(In thousands)                                      Common Stock                     Retained  Comprehensive  Shareholders'
(Restated)                                       Shares      Amount     Warrants     Earnings      Income        Equity
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                         12,987   $  43,420    $      --    $   47,035   $        --   $    90,455
Comprehensive income:                                                                    8,508
   Net Income
   Comprehensive income                                                                                              8,508
Dividends on common shares                                                              (5,660)                     (5,660)
Stock options exercised, net                         30         107                                                    107
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                       13,017      43,527           --        49,883            --        93,410
Comprehensive income:
   Net Income                                                                            6,493
   Unrealized gain on securities
     available for sale, net of
     $14,013 of deferred tax effect                                                                   21,856
   Comprehensive income                                                                                             28,349
Dividends on common shares                                                              (5,991)                     (5,991)
Stock options exercised, net                         43         416                                                    416
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                       13,060      43,943           --        50,385        21,856       116,184
Comprehensive income:
   Net Income                                                                           18,639
   Unrealized loss on securities
     available for sale, net of $8,529
     of deferred tax benefit                                                                         (13,398)
   Comprehensive income                                                                                              5,241
Tax benefit related to stock options                            196                                                    196
Dividends on common shares                                                              (1,501)                     (1,501)
Dividends on preferred shares                                                           (8,168)                     (8,168)
Issuance of warrants                                                      22,874                                    22,874
Stock options exercised, net                         70       1,095                                                  1,095
Shares issued through Employee
   Stock Purchase Plan                                2          38                                                     38
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                       13,132  $   45,272    $  22,874    $   59,355   $     8,458   $   135,959
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

ANNUAL REPORT 2000 PAGE 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NTELOS Inc. and Subsidiaries

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

NTELOS Inc. (formerly CFW Communications Company and hereafter referred to as "NTELOS" or the "Company") is an integrated communications provider that provides a broad range of products and services to businesses, telecommunication carriers and residential customers in Virginia and surrounding states. The Company's services include wireless digital personal communications services ("PCS"), local and long distance telephone services, dial-up Internet access, high-speed DSL (high-speed Internet access), paging, and wireline and wireless cable television. Significant accounting policies follow:

ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and those limited liability corporations (LLCs) where the Company, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION
The Company's revenue recognition policy is to recognize revenues when services are rendered or when products are delivered, installed and functional, as applicable. Certain services of the Company require payment in advance of service performance. In such cases, the Company records a service liability at the time of billing and subsequently recognizes revenue over the service period.

With respect to the Company's wireline and wireless businesses, the Company earns revenue by providing access to and usage of its networks. Local service and airtime revenues are recognized as services are provided. Wholesale revenues are earned by providing switch and fiber access and other switching services, including wireless roamer management, to other carriers. Wholesale prices are based on actual annual fixed and variable costs or as set by the applicable tariffs or contracts. Other revenues for equipment sales are recognized at the point of sale. PCS handset equipment is sold at prices below cost. Prices are based on the service contract period. The Company recognizes the entire cost of the handsets at the point of sale, rather than deferring such costs over the service contract period.

The Company charges activation, installation and set-up related fees on several services. In the fourth quarter of 2000, the Company adopted Securities and Exchange Commission "Staff Accounting Bulletin 101: Revenue Recognition in Financial Statements"(SAB 101). This interpretative document requires the Company to defer these types of revenues which occur prior to the Company's performance of the underlying service being delivered. The deferral period is determined by the average length of service period (24 to 36 months for the Company, depending on the applicable service). SAB 101 also allows the deferral of the related direct costs incurred up to but not in excess of the revenue. In all cases, the direct costs are substantially equal to or in excess of the related revenue. The impact of adopting SAB 101 is not material.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit.

SECURITIES AND INVESTMENTS
The Company has investments in debt and equity securities and partnerships. Management determines the appropriate classification of securities at the date of purchase and continually thereafter. The classification of those securities and the related accounting policies are as follows:

AVAILABLE FOR SALE SECURITIES--Securities classified as available for sale are primarily traded on a national exchange and are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors including changes in market conditions, liquidity needs and other similar factors. Securities available for sale are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of shareholders' equity.

EQUITY METHOD INVESTMENTS--These investments consist of partnership and corporate investments where the Company's ownership is 20% or more, except where such investments meet the requirements for consolidation. Under the equity method, the Company's share in earnings or losses of these companies is included in earnings.

INVESTMENTS CARRIED AT COST--These are investments in which the Company does not have significant ownership and for which there is no ready market. Information regarding these and all other investments is reviewed continuously for evidence of impairment in value. In the fourth quarter of 2000, the Company wrote off an investment with a carrying value of $.4 million. No other impairment was deemed to have occurred at December 31, 2000.

Interest on debt securities is recognized in income as accrued and dividends on marketable equity securities are recognized in income on the record date. Realized gains or losses are determined on the basis of specific securities sold and are included in earnings.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Accumulated depreciation is charged with the cost of property retired, plus removal cost, less salvage. Depreciation is determined under the remaining life method and straight-line composite rates. Buildings are depreciated over a 50-year life.

Network plant and equipment are depreciated over various lives from 3 to 50 years, with an average life of approximately 13 years for the category. Furniture, fixtures and other equipment are depreciated over various lives from 5 to 24 years. Radio spectrum licenses, which are for areas where the licenses are being used in operations, are amortized over a life of 40 years. The Company has other radio spectrum licenses that are included in other assets until such licenses are placed in service. Depreciation provisions were approximately 7.4%, 7.0% and 6.8% of average depreciable assets for the years 2000, 1999 and 1998, respectively.

INVENTORIES AND SUPPLIES
The Company's inventories and supplies consist primarily of items held for resale such as PCS handsets, pagers, wireline business phones and accessories. The Company values its inventory at the lower of cost (specific identification) or market. The market value is determined by reviewing current replacement cost, marketability, and obsolescence.

COST IN EXCESS OF NET ASSETS ACQUIRED
AND OTHER INTANGIBLES
Cost in excess of net assets acquired resulting from acquisitions is being amortized over various lives from 10 to 30 years and other intangibles are amortized over various lives from 3 to 10 years, both using the straight-line method. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and assesses whether impairment has occurred. This assessment is based on current and future levels of income and cash flow as well as other factors, such as business trends, future prospects and market and economic conditions.

PENSION BENEFITS
The Company sponsors a noncontributory defined benefit pension plan covering all employees who meet eligibility requirements. Pension benefits vest after five years of service and are based on years of service and average final compensation subject to certain reductions if the employee retires before reaching age 62. The Company's funding policy has been to contribute up to the maximum amount allowable by applicable regulations. Contributions are intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future.

The Company also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. The Company contributes 60% of each participant's annual contribution for contributions up to 6% of each participant's annual compensation. The employee elects the type of investment fund from the equity, bond and annuity alternatives offered by the plan.

RETIREMENT BENEFITS OTHER THAN PENSIONS
The Company provides certain health care benefits for all retired employees that meet eligibility requirements. The Company's share of the estimated costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees' service periods to the dates they are fully eligible for benefits.

INCOME TAXES
Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NET INCOME PER COMMON SHARE
All earnings per share amounts are calculated in accordance with Statements of Financial Accounting Standards No. 123. Basic and diluted earnings (loss) per share is presented for earnings (loss) from continuing operations, discontinued operations and available to common shares. For income (loss) from continuing operations, the dividend requirements on preferred stock is subtracted out and this net amount is divided by the applicable share calculation. For basic earnings (loss) per common share, the denominator is the weighted average number of common shares outstanding during the year. For diluted earnings (loss) per common share, the denominator is computed under the treasury stock method assuming the conversion, as of the beginning of the year, of all dilutive stock options, warrants and preferred stock unless there is a loss from continuing operations. In the case of a loss from continuing operations, the denominator for the diluted per common share calculation is average basic share outstanding as use of the normal diluted shares calculation under the treasury stock method would result in an antidilutive effect.

The weighted average number of common shares outstanding (diluted), which was used to compute diluted earnings per share, except in the case of a loss per continuing share as discussed above, was derived by adding weighted average outstanding shares ("Average shares outstanding - basic") plus assumed conversion of dilutive stock options (165,178, 71,084 and 85,681 for 2000, 1999, and 1998, respectively) and dilutive stock warrants (130,328 in 2000). The Company had 368,433, 27,500 and 31,850 stock options outstanding in 2000, 1999 and 1998, respectively, and 1,004,000 stock warrants and $250 million of redeemable, convertible preferred stock (Note 7) in 2000 which could potentially dilute earnings per share in future periods, but which were not included in diluted net income per share for the periods presented since the results were antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards ("SFAS") No. 107,"Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to and from affiliates are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of other financial instruments are based on quoted market prices or discounted cash flows based on current market conditions.

Interest rate swap contracts are utilized by the Company to manage interest rate risks. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense. If the Company terminates an agreement, the gain or loss is recorded as an adjustment to the basis of the underlying liability and amortized over the remaining original life of the agreement. The Company does not hold or issue interest rate swap agreements for trading purposes.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 until January 1, 2001. The Company will adopt SFAS No. 133 on January 1, 2001.

Based on the Company's derivative positions at December 31, 2000, management estimates that upon adoption the Company will report a loss from the effect of adoption of approximately $6.4 million to be reported as a reduction in other comprehensive income.

FINANCIAL STATEMENT CLASSIFICATIONS
Certain amounts on the prior year financial statements have been reclassified, with no effect on net income, to conform with classifications adopted in 2000. In prior periods, the Company reported wireless revenues net of cost of sales, primarily handsets. On June 1, 2000, the Company retroactively revised its reporting to no longer net the cost of sales for handsets and to present these amounts as a separate component of operating expenses. Operating revenues for wireless communications were increased by an identical amount. This revision was made because, in the opinion of management, it more appropriately reflects the revenues and costs of its wireless operations in accordance with industry practice.

NOTE 2. DISCLOSURES ABOUT SEGMENTS OF AN
ENTERPRISE AND RELATED INFORMATION

The Company manages its business segments with separable management focus and infrastructures. As a result of the transactions described in the Notes 4, 5, 6 and 7 and a change in the focus of the businesses that comprised the wireless segment, voicemail and paging operations, previously included in the wireless segment, are now included in the "other" column. The wireless segment now includes PCS operations, consisting of the RSA6 digital operation, VA East and the VA Alliance, and the RSA6 analog cellular operation. The RSA6 analog cellular operation was disposed of in July 2000 (Note 4). Additionally, the Company previously had a directory assistance segment, also disposed of in July 2000 (Note 5), which is accounted for as a discontinued operation. The income statement information noted in the tables that follow excludes the directory assistance segment. The directory assistance assets are reflected in the "Other" category in the prior years.

TELEPHONE
The Company has a 100-year-old local telephone business subject to the regulations of the State Corporation Commission of Virginia. This business is the incumbent local exchange carrier (ILEC) for several areas in western Virginia. Principle products offered by this business are local service, which includes advanced calling features, network access, long distance toll and directory advertising.

NETWORK & CLEC
In addition to the ILEC services, the Company directly or indirectly owns 1,500 miles of fiber optic network and provides transport services for long distance, Internet and private network services. This network is connected and marketed with Carolina's FiberNet and America's Fiber Network in parts of the mid-Atlantic and Northeast region. Additionally, the network business, which began offering Competitive Local Exchange ("CLEC") service in 1998, is certified in Virginia, West Virginia and Tennessee and provided CLEC service in four markets throughout 1999 and commenced offering CLEC services in four additional markets late in 1999.

INTERNET
The Company provides Internet access services through a local presence in 60 markets in Virginia, West Virginia, Tennessee and North Carolina. Through internal growth and acquisition, the Company has significantly expanded its Internet Service Provider ("ISP") business and customer base over the last three years. The Company offers high-speed data services, such as dedicated service and Digital Subscriber Line ("DSL") in an increasing number of these markets within this region.

WIRELESS
The Company's wireless business carries digital PCS phones and services, marketed in the retail and business-to-business channels throughout much of Virginia and West Virginia, and carried analog cellular phones and services in the retail and business-to-business channel in the Company's cellular territory (VA RSA6). Pursuant to the PrimeCo acquisition, the Company sold the assets and operations of the analog cellular business to Verizon in July 2000 (Note 4). The VA PCS Alliance, serving the central and western Virginia territories, and WV PCS Alliance, serving West Virginia, are LLCs in which the Company is the managing member. The Company increased its ownership of the VA PCS Alliance in July 2000 (Note 3) to 65% which resulted in the Company consolidating the VA Alliance for the remainder of 2000. In February 2001, the Company merged with R&B Communications (Note 4) and the combined entity's interest in the VA Alliance and the WV Alliance increased to 91% and 79%, respectively. Consequently, the WV Alliance will be consolidated for periods subsequent to the merger date.

WIRELESS CABLE
The cable business offers wireless video cable service and offers wireless cable high-speed Internet service in Charlottesville, Virginia.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes certain unallocated corporate related items, as well as results from the Company's voice mail, paging, alarm, other communication services and wireline cable businesses, which are not considered separate reportable segments.

                                                   Network                                Wireless
(In thousands)                     Telephone       & CLEC      Internet     Wireless       Cable        Other        Total
------------------------------------------------------------------------------------------------------------------------------
2000 (Restated)
Revenues                         $     32,169   $   10,159    $   15,953   $   44,652   $     2,396   $   8,190   $   113,519
EBITDA                                 22,456         (150)        1,213       (7,178)          595       3,316        20,252
Depreciation & Amortization             4,266        2,088         3,849       23,612         1,289       2,574        37,678
Total Segment Assets                   47,026       35,375        21,029      698,823        19,234      14,137       835,624
Corporate Assets                                                                                                      243,393

                                                                                                                  -------------
Total Assets                                                                                                      $  1,079,017
-------------------------------------------------------------------------------------------------------------------------------
1999
Revenues                         $     31,261   $    5,635    $    5,610   $   16,483   $     2,768   $   8,073   $     69,830
EBITDA                                 21,697        1,010          (808)       3,158           422       2,466         27,945
Depreciation & Amortization             3,753        1,311         1,237          665         2,153       2,204         11,323
Asset impairment charge (Note 10)                                                             2,713       1,238          3,951
Total Segment Assets                   45,309       24,763        16,778        5,375        20,376      30,905        143,506
Corporate Assets                                                                                                        74,496
                                                                                                                  -------------
Total Assets                                                                                                      $    218,002
-------------------------------------------------------------------------------------------------------------------------------
1998
Revenues                         $     30,548   $    4,024    $    1,416   $   12,534   $     2,967   $   6,674   $     58,163
EBITDA                                 21,715        1,944          (338)       2,744           365       3,017         29,447
Depreciation & Amortization             3,343        1,378           259          392         2,724       1,376          9,472
Total Segment Assets                   42,521       13,033         1,048        4,508        26,018      28,557        115,685
Corporate Assets                                                                                                        38,649
                                                                                                                  -------------
Total Assets                                                                                                      $    154,334
-------------------------------------------------------------------------------------------------------------------------------

Wireless cable revenues are reported net of programming and equipment costs of $1.5 million, $1.8 million, and $1.7 million for the three years ended December 31, 2000.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates the performance of its operating segments principally on operating revenues and earnings before income taxes, depreciation and amortization and asset write-down and impairment charges (EBITDA). Corporate functions are allocated at cost to the operating segments and all other intercompany transactions are cost based. Segment depreciation and amortization contains an allocation of depreciation and amortization from corporate assets. Corporate depreciation and amortization not allocated to the segments is indicated in the "Other" column in the preceding table.

NOTE 3. INVESTMENTS IN WIRELESS AFFILIATES

As of December 31, 2000, the Company had a 65% ownership interest in the Virginia PCS Alliance, L.C. ("VA Alliance"), a provider of personal communications services ("PCS") serving a 1.7 million populated area in central and western Virginia. The Company is managing the operations pursuant to a service agreement. PCS operations began throughout the Virginia region in the fourth quarter of 1997. On July 25, 2000, the Company converted its preferred interest to common interest and exercised its right to fund the redemption of the VA Alliance's Series A preferred membership interest. Pursuant to this, the Company increased its common interest from 21% to 65% and commenced consolidating the VA Alliance as of July 26, 2000 (Note 4).

As of December 31, 2000, the Company had a 45% ownership interest in the West Virginia PCS Alliance, L.C. ("WV Alliance"), a PCS provider serving a 2.0 million populated area in West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio. The Company is managing the operations pursuant to a service agreement. The WV Alliance commenced operations in the fourth quarter of 1998, offering services along the Charleston and Huntington corridor, and expanded to the northern corridor of West Virginia, including the cities of Clarksburg, Fairmont and Morgantown, in the second quarter of 1999. Service was further expanded to include the city of Beckley in November 2000.

Pursuant to the merger between NTELOS and R&B Communications effective on February 13, 2001, the Company's ownership in the VA Alliance and WV Alliance increased to 91% and 79%, respectively (see Note 4).

Summarized financial information for the VA Alliance and WV Alliance (collectively referred to as the "Alliances") is contained in the tables that follow.

VIRGINIA PCS ALLIANCE, L.C.
CONDENSED STATEMENTS OF OPERATIONS

(In thousands)                                                      2000             1999            1998
--------------------------------------------------------------------------------------------------------------
Operating Revenues
   Subscriber revenues                                        $    11,442     $      7,957     $      1,739
   Wholesale/roaming revenues                                       8,358            2,271              506
   Equipment revenues                                               1,297            1,516              730
   Other revenues                                                   1,912            1,632            1,670
--------------------------------------------------------------------------------------------------------------
                                                                   23,009           13,376            4,645
Operating Expenses
   Cost of wireless sales (exclusive of items shown                 9,764            5,864            3,010
   separately below)
   Maintenance and support                                          8,624            6,638            5,166
   Depreciation and amortization                                   11,159            7,769            7,041
   Customer operations                                             10,715            8,685            5,729
   Corporate operations                                             3,418            2,517            2,111
--------------------------------------------------------------------------------------------------------------
                                                                   43,680           31,473           23,057
--------------------------------------------------------------------------------------------------------------
Operating Loss                                                    (20,671)         (18,097)         (18,412)
Other expenses, principally
   interest, net                                                   14,628            8,042            6,003
--------------------------------------------------------------------------------------------------------------
Net Loss                                                      $   (35,299)    $    (26,139)    $    (24,415)
--------------------------------------------------------------------------------------------------------------
Company's Share of Net Loss
   recorded as equity loss
   from PCS investees                                         $    (3,679)    $     (5,437)    $     (5,075)
--------------------------------------------------------------------------------------------------------------

The above table represents full periods of operation. The Company's share of the 2000 net loss shown above represents the Company's 21% ownership interest through the period ending July 25, 2000. The operations of the Virginia PCS Alliance, L.C. were consolidated effective July 26, 2000.

As a result of the PrimeCo VA acquisition and planned R&B merger (Note 4), both of which utilize Lucent switch equipment, the Company decided to convert to a uniform Lucent switch equipment platform by the middle of 2001. Accordingly, the Company has recognized $2.4 million in additional depreciation to reflect this early planned disposition.

WEST VIRGINIA PCS ALLIANCE, L.C.
--------------------------------
CONDENSED STATEMENTS OF OPERATIONS
----------------------------------

(In thousands)                                                    2000           1999             1998
--------------------------------------------------------------------------------------------------------------
Operating Revenues
   Subscriber revenues                                        $       9,530   $       2,096    $           46
   Wholesale/roaming revenues                                         2,599             210                --
   Equipment revenues                                                 1,062             681                65
   Other revenues                                                        32               2                --
--------------------------------------------------------------------------------------------------------------
                                                                     13,223           2,989               111
Operating Expenses
   Cost of wireless sales (exclusive of items shown                   9,076           3,065               219
   separately below)
   Maintenance and support                                            6,647           4,130               610
   Depreciation and amortization                                      2,316           2,068               259
   Customer operations                                                7,534           4,094             1,308
   Corporate operations                                               2,130           1,744               818
--------------------------------------------------------------------------------------------------------------
                                                                     27,703          15,101             3,214
--------------------------------------------------------------------------------------------------------------
Operating Loss                                                      (14,480)        (12,112)           (3,103)
Other expenses, principally
   interest, net                                                      4,886           1,175                --
--------------------------------------------------------------------------------------------------------------
Net Loss                                                      $     (19,366)  $     (13,287)   $       (3,103)
--------------------------------------------------------------------------------------------------------------
Company's Share of Net Loss
   recorded as equity loss
   from PCS investees                                         $      (8,580)  $      (5,929)   $       (1,391)
--------------------------------------------------------------------------------------------------------------

The operations of the West Virginia PCS Alliance, L.C. are reported using the equity method of accounting by NTELOS for all periods presented. Effective February 13, 2001, the date of the merger with R&B Communications, the operations of the West Virginia PCS Alliance, L.C. will be consolidated.

In July 2000, the West Virginia Alliance entered into a new financing agreement with the Company (Note 6), using the proceeds from such financing to repay $51.1 million of borrowings from the Rural Telephone Finance Cooperative. At December 31, 2000, $66.4 million had been advanced to the WV Alliance which has been reflected as long-term debt in the table below and as Advances to Affiliates in the Company's consolidated balance sheet. In connection with this transaction, the West Virginia Alliance recognized $.3 million of make-whole finance charges.

WEST VIRGINIA PCS ALLIANCE, L.C.
CONDENSED BALANCE SHEETS
(In thousands)
December 31,                                           2000                1999
--------------------------------------------------------------------------------
Assets
Current Assets                                  $     4,865         $     2,367
Investments                                              --               2,506
Property & Equipment, net                            59,925              45,422
Other Assets                                          2,097               3,202
--------------------------------------------------------------------------------
Total Assets                                    $    66,887         $    53,497
--------------------------------------------------------------------------------
Liabilities and Members' Equity
Current Liabilities                             $     5,435         $     3,076
Long-Term Debt                                       66,423              51,125
Deferred Gain on Sale--Leaseback Transaction         13,678                  --
Members' Equity (deficit)                           (18,649)               (704)
--------------------------------------------------------------------------------
Total Liabilities and Members' Equity           $    66,887         $    53,497
--------------------------------------------------------------------------------

In its managing member role, the Company provides certain corporate services for the Alliances, including executive, finance, accounting, information management, human resources, and other general and administrative services. The Company charged the Alliances $4.7 million in 2000, $3.3 million in 1999, and $1.9 million in 1998 for these corporate services. Retained earnings of the Company at December 31, 2000 include accumulated losses for the periods in which the Company accounted for the Alliances under the equity method of accounting of $19.1 million.

NOTE 4. MERGER AND ACQUISITIONS
PRIMECO VA ACQUISITION

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

In connection with the PrimeCo VA acquisition, the Company exchanged the cellular analog assets and operations of VA RSA6 and its 22% limited partnership interest in VA RSA5 as part of the consideration paid in the acquisition. The exchange was valued at $78.5 million, in the aggregate, and resulted in a book gain of $62.6 million, before income tax. VA RSA6's analog operations contributed revenues of $11.2 million and $11.3 million in 1998 and 1999, respectively, and contributed $5.6 million in revenue for the period January 1, 2000 through July 25, 2000, the date of disposition. VA RSA6's analog operations contributed EBITDA of $3.4 million and $5.8 million in 1998 and 1999, respectively, and contributed EBITDA of $2.7 million for the period January 1, 2000 through July 25, 2000. The equity income from VA RSA5 was not material for the periods presented.

VA ALLIANCE STEP ACQUISITION
Concurrent with the closing of the PrimeCo VA acquisition and the related debt and equity financing (Note 6), the VA Alliance redeemed its Series A preferred membership interest for $16.8 million. This payment included consideration for redemption of $12.9 million in principal, $2.8 million in accrued dividends and $1.1 million in early redemption fees. The Company then exercised its right to fund $11.4 million of this redemption in exchange for additional common membership interest in the VA Alliance. The Company also elected to convert its convertible preferred membership interest in the VA Alliance into common membership interest. These redemptions and conversions increased the Company's common membership interest in the VA Alliance from 21% to 65%. As mentioned in
Note 3, the Company consolidated the operations of the VA Alliance as of July 26, 2000.

R&B COMMUNICATIONS MERGER
Effective February 13, 2001, the Company closed on its merger with R&B Communications. Under the terms of the merger, the Company issued approximately
3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The merger is being accounted for using the purchase method of accounting.

R&B is an Integrated Communications Provider ("ICP") providing local and long distance telephone service, and dial-up and high-speed Internet service to business and residential customers in Roanoke, Virginia and the surrounding New River Valley area.

R&B has a 26% ownership interest in the VA Alliance and a 34% membership interest in the WV Alliance (see Note 3). Effective with the merger, the Company will own 91% and 79% of the VA Alliance and WV Alliance, respectively. Accordingly, the WV Alliance will be consolidated effective February 13, 2001.

The following represents the condensed consolidated statements of operations for R&B for each of the years in the two-year period ended December 31, 2000 and the related condensed consolidated balance sheets as of December 31, 2000 and 1999:

R&B COMMUNICATIONS, INC.
-----------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------

(In thousands)                              2000               1999
---------------------------------------------------------------------
Operating Revenues
   Wireline communications            $   16,549         $   14,500
   Wireless communications                 1,279              1,258
   Other communications services           1,081              1,012
---------------------------------------------------------------------
                                          18,909             16,770
Operating Expenses
   Maintenance and support                 6,304              4,917
   Depreciation and amortization           3,497              2,808
   Customer operations                     2,432              2,031
   Corporate operations                    3,174              2,356
---------------------------------------------------------------------
                                          15,407             12,112
---------------------------------------------------------------------
Operating Income                           3,502              4,658
Other Income (Expenses)
   Other income, net                         574                243
   Equity losses from PCS Alliances      (15,480)            (9,992)
---------------------------------------------------------------------
Loss before Income Taxes                 (11,404)            (5,091)
Income tax benefits                       (3,942)              (917)
---------------------------------------------------------------------
Net Loss                              $   (7,462)        $   (4,174)
=====================================================================

R&B COMMUNICATIONS, INC.
-----------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

(In thousands)
December 31,                                      2000          1999
----------------------------------------------------------------------
Assets
Current Assets                               $   12,858    $  15,318
Investments                                       7,833       18,812
Property & Equipment, net                        29,068       25,015
Other Assets                                      2,438        4,767
---------------------------------------------------------------------
Total Assets                                 $   52,197    $  63,912
=====================================================================
Liabilities and Shareholders' Equity
Current Liabilities                          $    6,999    $   6,770
Long-Term Debt                                    7,115        7,520
Other Long-Term Liabilities                      16,912       14,060
Shareholders' Equity                             21,171       35,562
---------------------------------------------------------------------
Total Liabilities and Shareholders'          $   52,197    $  63,912
=====================================================================

INTERNET ACQUISITIONS
In August 1999, the Company acquired, for cash, all of the outstanding stock of NetAccess, Inc. (now "NTELOS NetAccess, Inc." or "NAXS"), an ISP, for approximately $6.0 million. NAXS, now a wholly-owned operating subsidiary of the Company, is engaged in the business of providing dial-up and dedicated Internet access, high-speed access through DSL and ISDN technology. This acquisition increased the Company's core Internet customers by approximately 13,500 subscribers on the date of acquisition. NAXS also operates a CLEC telephone company through its wholly-owned subsidiary, NA Communications, Inc. The excess of the total acquisition cost over the fair value of the net assets acquired of approximately $6.0 million is being amortized over 10 years by the straight-line method. This acquisition has been accounted for under the purchase method of accounting.

In October 1999, CFW Cornerstone, Inc. (now "NTELOS Cornerstone"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Cornerstone Networks, Inc., an ISP, for an initial payment of approximately $4.5 million in cash and an earnout payment, to be paid in March 2001, of $.7 million. NTELOS Cornerstone provides dial-up and dedicated Internet access, high-speed access through DSL and ISDN technology. This acquisition increased the Company's Internet customers by approximately 9,000 subscribers on the date of acquisition. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements as of the date of acquisition, and the assets and liabilities were recorded based upon their fair values at the date of acquisition. The excess of the total acquisition cost over the fair value of the net tangible assets and other identifiable intangible assets acquired of approximately $4.5 million is being amortized over 10 years by the straight-line method. The acquisition also included various non-compete agreements, which are being amortized over the life of each respective agreement.

In February 2000, the Company acquired 4,400 Internet subscribers from Twin County Internet Access ("TCIA") for a purchase price of $1.0 million. TCIA is located in Galax, VA and serves parts of Southwestern Virginia and Northern North Carolina. In May 2000, the Company acquired 2,195 Internet subscribers from Heart of Virginia Communications, Inc. ("HOVAC") for a purchase price of $.3 million. HOVAC is located in Farmville, VA. In addition, the Company acquired the assets of several other ISP's in 1999 for a total of $1.9 million. The transactions were accounted for under the purchase method of accounting and, accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition. The total acquisition cost over the fair value of the net identifiable tangible and intangible assets acquired of $1.0 million is being amortized over 10 years by the straight-line method. These acquisitions increased the Company's core customer base by approximately 6,600 subscribers.


NOTE 5. DISPOSITIONS

DIRECTORY ASSISTANCE SEGMENT
----------------------------

Effective July 11, 2000, pursuant to a stock purchase agreement dated May 17, 2000 with telegate AG, a Federal Republic of Germany corporation, the Company sold the capital stock of CFW Information Services, Inc., through which directory assistance operations are conducted, and sold its equity interest in Listing Services Solutions, Inc. (see Note 11). In exchange, the Company received $32.0 million in cash and $3.5 million in deferred consideration that was paid in cash in January 2001, and recognized a $26.2 million gain, before tax, ($16.0 million after-tax). As such, the directory assistance operation is treated as a discontinued operation in these financial statements. Accordingly, the overhead costs which had been allocated to this business segment, but were not specifically identified and incremental to the directory assistance operations, were reclassified as corporate expenses and included as "other" in
Note 2. These costs totaled $.7 million, $.6 million and $.4 million for the three years ended December 31, 2000.

Components of amounts pertaining to the discontinued operations are reflected in the financial statements and are presented in the following tables:

(In thousands)                                2000       1999        1998
-----------------------------------------------------------------------------
Operating revenues                        $   6,792   $  12,104   $  12,949
Operating income                                639         852       2,651
Income taxes                                    252         246       1,052
Income from discontinued operation        $     396   $     602   $   1,652
=============================================================================

(In thousands)

December 31,                                              2000        1999
-----------------------------------------------------------------------------
Net assets of discontinued operation:
   Current assets                                     $     --    $   1,612
   Property and equipment, net                              --        6,411
-----------------------------------------------------------------------------
Assets of discontinued operation                      $     --    $   8,023
-----------------------------------------------------------------------------
   Current liabilities                                      --        1,654
   Deferred taxes                                           --          527
   Retirement benefits                                      --          113
-----------------------------------------------------------------------------
Liabilities of discontinued operation                 $     --    $   2,294
=============================================================================

TOWERS

In March 2000, the Company sold 10 towers for $3.2 million and the Alliances sold a total of 123 towers for $38.5 million to Crown Castle International Corp ("Crown"). In April 2000, the Alliances sold a total of 18 towers for $5.7 million to Crown. In connection with these transactions, the Company has certain future leaseback and other commitments. Accordingly, gains on the sales have been deferred for book purposes and are being amortized over a ten year expected leaseback period. These deferred gains totaled $11.5 million, net of accumulated amortization of $.4 million, on December 31, 2000.

In July 1999, the Company sold its Richmond tower for $1.6 million, recognizing a gain of $.7 million.

NOTE 6. LONG-TERM DEBT

Long-term debt and lines of credit consist of the following as of December 31:

(In thousands)                                       2000         1999
-------------------------------------------------------------------------
13.0% Unsecured senior notes, issued at
   98.61% of par value, with an effective
   interest rate of 13.25% due in 2010, net of
   unamortized discount of $10.4 million        $  269,596   $       --
13.5% Unsecured subordinated notes, issued
   at par, due in 2011, net of unamortized
   discount of $11.7 million                        83,325           --
Variable rate senior secured term loans
   due from 2004 to 2008                           175,000           --
7.0% Notes payable secured by certain
   PCS radio spectrum licenses due 2002 to 2006     11,154           --
6.25% Notes payable secured by certain PCS
   radio spectrum licenses due from 2000 to 2006     1,273        1,428
Net present value of long-term capital
   leases due 2001 to 2005                          15,939           --
7.26% Unsecured senior notes due in annual
   installments from 2000 to 2007                       --       12,727
Borrowings under lines of credit                        --       23,530
-------------------------------------------------------------------------
..                                               $  556,287   $   37,685
=========================================================================

LONG-TERM DEBT AND LINES OF CREDIT
In July 2000, the Company obtained financing through issuance of unsecured Senior Notes for $280 million, Subordinated Notes for $95 million, a Senior Secured Credit Facility of up to $325 million and various preferred stock offerings of $250 million. These financing transactions closed concurrent with or just prior to the PrimeCo VA acquisition. The Company used the proceeds of the financing vehicles to fund the PrimeCo VA acquisition, to repay substantially all of its existing indebtedness and that of the Alliances, and for future expansion. Prior to this closing, the Company had entered into a bridge financing arrangement which was not utilized. Accordingly, the Company has expensed $6.5 million in bridge financing and other commitment fees in 2000.

The Senior Notes were issued at 98.61% of par value and contain a 13.0% coupon rate, with an effective rate of 13.25%. They mature in August 2010. Approximately $69.1 million was placed in escrow to prefund the first four interest payments. The Senior Notes are redeemable early at a redemption price of up to 106.5%, reducing to 100% by August 2008, and contain various financial covenants. Additionally, these notes were issued with warrants to purchase an aggregate of 504,000 shares of the Company's common stock at a price of $47.58 per share. The warrants have been valued at $6.9 million using the Black-Scholes option-pricing model, are exercisable one year from July 2000, and expire August 2010. The Senior Notes were recorded net of the $3.9 million discount associated with the issue price and $6.9 million for the related warrants. The discounts and the reduction relating to the warrants are being accreted and this accretion is reflected as interest expense in the statements of income. The accretion period for the discount and reduction for warrants is through 2008 and 2010, respectively. At December 31, 2000, the total of these accretions was $.4 million.

The Subordinated Notes were issued at par and contain a 13.5% coupon rate. They mature in February 2011. These notes are subordinate to all senior indebtedness, including the senior notes. These notes contain early redemption features similar to the senior notes. The notes were issued with warrants to purchase an aggregate of 300,000 shares of the Company's common stock at a price of $0.01 per share. These warrants have been valued at $12.2 million using the Black-Scholes option-pricing model, are exercisable one year from July 2000 and expire February 2011. The Subordinated Notes were recorded net of the $12.2 million for the related warrants. This reduction off the note face value is being accreted through 2011 and is reflected as interest expense in the statements of income. Total accretion at December 31, 2000 was $.5 million.

As of December 31, 2000, the Company has borrowed $175 million of the $325 million senior secured term loans. The loans, which are secured by substantially all assets of the Company, contain a tranche A term loan of $50 million, tranche B term loan of $100 million, tranche C term loan of $75 million and a revolving credit facility of $100 million. These loans begin maturing in four years with final maturities occurring in seven to eight years. The loans bear interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The loans contain certain financial covenants and restrictions as to their use.

The Company has incurred loan origination fees and other closing costs related to the above financing totaling $18.5 million which are classified as deferred charges on the Company's balance sheet. These costs are being amortized using the straight-line method to interest expense over the life of the respective instrument.

In September 1996, the VA Alliance entered into two 7.0% installment notes with the Federal Communications Commission (`FCC") related to licenses awarded in the PCS radio spectrum Block "C" auction. Interest only is payable quarterly through September 30, 2002. Commencing December 31, 2002, principal and interest is payable in equal quarterly installments of $.8 million through June 30, 2006. The entire unpaid principal amount, together with accrued and unpaid interest, is due September 17, 2006.

The Company has classified borrowings under its notes payable and lines of credit as long-term, since the Company has the ability and the intent to refinance these borrowings with existing lines of credit that have a maturity of beyond one year. The blended interest rates on the lines of credit and the variable rate senior bank debt as of December 31, 2000, 1999 and 1998 is 10.4%, 6.2% and 5.2%, respectively.

Maturities of long-term debt for each of the next five years are 2001-$.2 million; 2002-$.8 million; 2003-$3.2 million; 2004-$3.9 million; and 2005-$4.1 million.

CAPITAL LEASES

In conjunction with the PrimeCo VA acquisition (Note 4), the Company entered into a series of sublease agreements with PrimeCo Personal Communications L.P. ("PrimeCo PCS") for certain digital switching and network equipment which was valued at $53 million and is included with Network plant and equipment. During 1997 and 1996, PrimeCo VA entered into a series of sale/leaseback transactions ("Master Lease Agreements") with various Japanese banks and leasing companies to finance the acquisition of the network equipment.

The Master Lease Agreements provide for the payment of Basic Rent, Supplemental Rent, and purchase option payments. The Company's sublease agreements provide for fixed rent and purchase options payments, in fixed US Dollar amounts, to coincide with PrimeCo's obligations under the Master Lease Agreements. The sublease agreements have been recorded as capital leases using an 11.33% discount rate on all future minimum payments due under the leases.

Future minimum lease payments under the capital leases are $4.5 million in 2001, $4.4 million in 2002, $4.4 million in 2003, $6.8 million in 2004 and $.1 million in 2005, for an aggregate of $20.2 million. The net present value of these future minimum lease payments is $15.9 million, which is net of amounts representing interest of $4.3 million, of which $2.5 million represents current installments due in 2001.

The entire net present value of minimum lease payments is classified as non-current as the Company has the ability and intent to pay the current portion ($2.5 million) with existing long-term debt. In addition to the above payment obligations, the sublease agreements include certain general and tax indemnifications in favor of PrimeCo and its affiliates. These indemnifications address loss claims arising from the operation of the sublease agreements as well as flow through indemnifications from the Master Lease Agreements.

NOTE 7. REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable, convertible preferred stock consist of the following as of December 31:

(In thousands)                                      2000           1999
----------------------------------------------------------------------------
8.5% Series B redeemable, convertible
preferred stock, net of unamortized
discount of $7.2 million                      $    105,325   $       --
5.5% Series C redeemable, convertible
preferred stock, net of unamortized
discount of $3.6 million                           133,933           --
Plus: Preferred stock accrued dividends              7,648           --
----------------------------------------------------------------------------
                                              $    246,906   $       --
============================================================================

During the third quarter of 2000, the Company completed preferred stock offerings consisting of Series B convertible, redeemable preferred stock (Series B preferred) of $112.5 million, Series C convertible, redeemable preferred stock (Series C preferred) of $60.3 million, and Series D redeemable preferred stock of $77.2 million. The Series B preferred converts to common stock at $41 per share, contains warrants to purchase an aggregate of 500,000 shares of the Company's common stock at a price of $50 per share and pays an 8.5% per annum dividend. The warrants have been valued at $3.8 million using the Black-Scholes option-pricing model, are exercisable one year from July 2000, and expire February 2011. In December 2000, the shareholders approved the conversion of the Series D 18% redeemable preferred stock to Series C preferred, modified the conversion and dividend terms of the Series C preferred and modified other various terms of the Series B preferred and Series C preferred. As a result of the shareholder approval, the Series C preferred is convertible to common stock at $45 per share and pays a 5.5% per annum dividend.

Closing costs associated with the preferred stock totaled $7.0 million, net of $.3 million of accretion. These costs are netted against preferred stock on the balance sheet and are accreted over the term between issuance and the date when they become convertible. As of December 31, 2000, the Company had accrued a dividend requirement of $7.6 million in the aggregate for the preferred series based on their current dividend terms. The dividend has been added to the principal amount of the preferred stock since payment is contemplated to be in additional shares of the respective preferred stock. Accordingly, the $7.6 million has not been reflected in the accompanying Statement of Cash Flows. The preferred stock becomes redeemable in 2010.

NOTE 8. SUPPLEMENTARY DISCLOSURES OF
CASH FLOW INFORMATION

The following information is presented as supplementary disclosures for the Consolidated Statements of Cash Flows:

(In thousands)                          2000          1999         1998
---------------------------------------------------------------------------
Cash payments for:
Interest, net of capitalized
interest of
$1,313 in 2000, $637 in 1999, and
$786 in 1998                       $   31,280    $    2,336    $     926
--------------------------------------------------------------------------
Income taxes                       $    1,340    $      495    $   1,453
==========================================================================

Concurrent with closing the PrimeCo VA acquisition and aforementioned financing (Notes 4, 6 and 7), $149.4 million of the amount borrowed under the Senior term loans was loaned to the Alliances, which they used to repay their indebtedness to the Rural Telephone Finance Cooperative ("RTFC"). Additionally, of the total proceeds obtained from all financing sources, the Company paid $408.6 million to PrimeCo as part of the acquisition consideration, paid $43.0 million of outstanding borrowings under previously existing lines of credit, placed $69.1 million in escrow to be used to fund the first four interest payments on the Senior notes, acquired additional common ownership interest in the VA Alliance for $11.4 million, and has incurred approximately $36.0 million in transaction fees and costs and issued warrants valued at $22.9 million relating to all of the transactions discussed herein. Of the total transaction fees and costs, $6.5 million has been recognized as bridge financing costs with the majority of the remainder to be recognized through amortization and accretion over the expected life of the related asset or debt obligation.

NOTE 9. FINANCIAL INSTRUMENTS

CASH AND SHORT-TERM INVESTMENTS

The carrying amount approximates fair value because of the short-term maturity of those instruments.

LONG-TERM INVESTMENTS
The fair values of some investments are estimated based on quoted market prices for those investments. For investments for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. Additional information regarding the Company's investments is included in Notes 3 and 11.

INTEREST RATE SWAPS
During September 2000, in accordance with conditions of the Senior notes agreement, the Company entered into interest rate swap agreements with notional amounts of $162.5 million, with maturities of up to 5 years, to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. The net face amount of interest rate swaps subject to variable rates as of December 31, 2000 was $162.5 million. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 6.76%.Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 6.61625% as of December 31, 2000. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes.

Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At December 31, 2000, the Company had no exposure to credit loss on interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate swaps are reviewed with and, when necessary, are approved by the Company's Board of Directors.

DEBT INSTRUMENTS
The fair value of our Senior Notes due in 2010, which are traded on open markets, is based on dealer quotes for those instruments. The fair value of the Company's other long-term debt, which is not traded on open markets, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values represent estimates of possible value, which may not be realized in the future.

                                      Face    Carrying      Fair
 (In thousands)                      Amount    Amount      Value
---------------------------------------------------------------------
December 31, 2000
Financial Instruments
Nonderivatives:
Financial assets:
Cash and short-term investments     $  1,637    $  1,637   $  1,637
Restricted cash                       71,024      71,024     71,024
Long-term investments
for which it is:
Practicable to estimate fair value        --      15,686     15,686
Not practicable                           --       1,719      1,719
Financial liabilities:
Marketable long-term debt           $280,000    $269,600   $210,000
Non-marketable long-term debt        298,591     286,687    296,412
Derivatives relating to debt:
Interest rate swaps                 $162,500    $     --   $ (6,398)

The fair value of financial instruments on December 31, 1999, excluding securities and investments, were not significantly different from the carrying amounts based on cash flows relative to similar instruments.

NOTE 10. ASSET IMPAIRMENT

As a result of the Company's conversion to a single billing platform capable of billing wireline and wireless services, the Company recognized a $1.2 million ($0.8 million after-tax) write-off of software associated with the prior billing system during the fourth quarter of 1999.

In September 1999, the Company recognized an asset impairment charge of $2.7 million ($1.7 million after-tax) relating to certain wireless analog cable equipment. The Company provides wireless analog cable services over MMDS spectrum. Acquisitions of MMDS spectrum by Sprint Corp. and MCI WorldCom are expected to accelerate development of digital equipment for high-speed digital data, and possibly voice, applications. As a result of these actions, an analysis of cash flows in each market and an assessment of the alternative uses for this spectrum, the Company determined that the carrying value of certain wireless analog cable equipment was impaired and recognized the asset write-down. The wireless analog cable equipment, which was deemed to be impaired in value, was written down to its estimated net realizable value of $0.2 million based on the Company's assessment of fair value of similarly used equipment.

The Company recognized a $1.0 million loss for the year ended December 31, 1998 on its investment in American Telecasting, Inc., which resulted in a carrying value in the investment of $0.3 million at December 31, 1998. In 1999, the Company received cash proceeds of $7.9 million and recognized a gain of $7.6 million due to the purchase of American Telecasting, Inc. by Sprint Corp.

NOTE 11. SECURITIES AND INVESTMENTS

Investments consist of the following as of December 31:

                                                                                           Carrying Values
(In thousands)                                 Type of Ownership                         2000          1999
--------------------------------------------------------------------------------------------------------------
Available for Sale
Illuminet Holdings, Inc.                       Equity Securities                          $ 15,686   $ 37,613
-------------------------------------------------------------------------------------------------------------
Equity Method
Virginia PCS Alliance, L.C. (Note 3 and 4)     Equity and Convertible Preferred Interests       --       (773)
West Virginia PCS Alliance, L.C.               Equity Interest                              (8,558)      (633)
Virginia Telecommunications Partnership        Partnership Interest General                    222        297
Virginia Independent Telephone Alliance        Limited Partnership Interest                    431        528
Other                                          Partnership Interests                            --        564
--------------------------------------------------------------------------------------------------------------
                                                                                            (7,905)       (17)
--------------------------------------------------------------------------------------------------------------
Cost Method
Rural Telephone Financing Cooperative          Cooperative subordinated capital
("RTFC") securities s                          certificate                                   7,500         --
America's Fiber Network                        Partnership Interest                          1,832         --
Multimedia Medical Systems, Inc.               Equity Securities                                --        362
Listing Services Solutions, Inc. ("LSSI")      Equity Securities                                --      1,004
Other                                          Equity Securities                               292        147
-------------------------------------------------------------------------------------------------------------
                                                                                             9,624      1,513
-------------------------------------------------------------------------------------------------------------
                                                                                          $ 17,405   $ 39,109
==============================================================================================================

In October 1999, Illuminet Holdings, Inc. completed an initial public offering ("IPO") and commenced being traded on the Nasdaq exchange under the symbol ILUM. The Company holds 684,000 shares of ILUM at a cost of $1.8 million with a market value of $15.7 million on December 31, 2000 ($22.938 per share). Concurrent with ILUM's Nasdaq listing, the Company reclassified the investment from the cost method category to the available for sale category. Prior to this date, the investment was accounted for under the cost method. Pursuant to the terms of the IPO, the Company was restricted from selling shares of ILUM until April 2000.

The Company has acquired RTFC subordinated capital certificates ("SCC") of $7.5 million concurrent with the Tranche C Senior Credit facility borrowings of $75 million. The debt instrument required the Company to purchase SCC's equal to 10% of the Tranche C term loan of the Senior credit facility. The SCC's are nonmarketable securities and are stated at historical cost. As the RTFC loans are repaid, the SCC's will be refunded through a cash payment to maintain a 10% SCC to outstanding loan balance ratio. The Company wrote off its investment in Multimedia Medical Systems, Inc. pursuant to its declaration of bankruptcy, and the Company traded its investment in LSSI in connection with the sale of the directory assistance business (Note 5).

Changes in the unrealized gain (loss) on available for sale securities during the years ended December 31, 2000 and 1999, reported as a separate component of shareholders' equity, are as follows:

(In thousands)                              2000      1999
------------------------------------------------------------
Unrealized gain, beginning balance       $ 35,869   $     --
Unrealized holding gains (losses)
   during the year                        (21,927)    35,869
-----------------------------------------------------------
Unrealized gain, ending balance            13,942     35,869
Deferred tax effect related to net
   unrealized holding gains                (5,484)   (14,013)
-----------------------------------------------------------
Unrealized gain included in              $  8,458   $ 21,856
shareholders' equity
-----------------------------------------------------------

NOTE 12. INCOME TAXES

The components of income tax expense from continuing operations are as follows for the years ended December 31:

(In thousands)                      2000   1999      1998
-----------------------------------------------------------
Current tax expense:
   Federal tax expense (benefit)  $   --  $ (809) $  690
   State tax expense (benefit)       411      (6)    (53)
--------------------------------------------------------
                                     411    (815)    637
--------------------------------------------------------
Deferred tax expense:
   Federal deferred tax expense      823   3,085   3,554
   State deferred tax expense         92     352     396
--------------------------------------------------------
                                     915   3,437   3,950
--------------------------------------------------------
                                  $1,326  $2,622  $4,587
========================================================

The total provision for income taxes has been recognized in the income statement as follows for the years ended December 31:

(In thousands)                         2000     1999     1998
--------------------------------------------------------------
Income tax from continuing
   operations                        $ 1,326   $2,622   $4,587
Income tax from discontinued
   operation                             252      246    1,052
Income tax from gain on sale of
   discontinued operation             10,205       --       --
--------------------------------------------------------------
                                     $11,783   $2,868   $5,639
==============================================================

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31:

(In thousands)                          2000      1999      1998
----------------------------------------------------------------
Computed tax at statutory rate       $   685   $ 2,980   $ 3,891
Investment tax credits,
   net of basis adjustment                --      (493)       --
Excess charitable contribution            --      (735)       --
benefit
State income taxes, net of
   federal income tax benefit            359       228       223
Nondeductible amortization               273       216       133
Other, net                                 9       426       340
----------------------------------------------------------------
                                     $ 1,326   $ 2,622   $ 4,587
================================================================

Net deferred income tax assets and liabilities consist of the following components at December 31:

(In thousands)                                       2000      1999
-------------------------------------------------------------------
Deferred income tax assets:
   Retirement benefits other than pension         $ 3,721   $ 3,497
   Net operating loss of acquired companies         1,228     1,278
   Net operating loss                               8,661     3,393
   Alternative minimum tax credit carryforwards       709       627
   PCS Investments, net                             3,827        --
   Debt issuance and discount                       2,610        --
   Accrued expenses                                 1,079       848
   Federal and state tax credits                      565       672
   Other                                            1,597     1,276
-------------------------------------------------------------------
                                                   23,997    11,591
-------------------------------------------------------------------
Deferred income tax liabilities:
   PCS Investments, net                                --    12,982
   Property and equipment                          56,018    15,481
   Unrealized gain on securities available for      5,484    14,013
   sale
   Other                                               --       193
-------------------------------------------------------------------
                                                   61,502    42,669
-------------------------------------------------------------------
Net deferred income tax liabilities               $37,505   $31,078
===================================================================

The Company had alternative minimum tax ("AMT") credit carryforwards of $.7 million which have been reflected as a reduction of deferred taxes. AMT credits may generally be carried forward indefinitely and used in future years to the extent the Company's regular tax liability exceeds the AMT liability for such future years. For tax purposes, the Company had available, at December 31, 1999 net operating loss ("NOL") carryforwards for regular income tax purposes of approximately $8.4 million. This loss has been carried back to 1997 and the related benefit has been recorded in current income taxes receivable. The Company is anticipating that the 2000 NOL will be approximately $22.3 million, which will expire in 2020. The Company also had federal and state investment tax credit carryforwards for tax purposes of approximately $0.6 million, which expire during 2019. As a result of our consolidation of the Virginia PCS Alliance in 2000, we have reclassified the net deferred tax liability associated with our ownership interest and presented the deferred tax assets and liabilities within the appropriate account classifications.

NOTE 13. SHAREHOLDER RIGHTS PLAN

In February 2000, the Company adopted a new ten-year shareholder rights plan that provides a right to common shareholders to acquire a unit of preferred stock of the Company at a purchase price of $162. The new rights plan replaces the Company's prior plan which was adopted in 1990 and expired in February 2000. The right is exercisable only upon the occurrence of certain events. If a third party acquires 15% or more of the Company's common stock, without prior approval of the Board of Directors, other shareholders are entitled to receive, upon exercise of the right and payment of the purchase price, common stock or preferred stock at the option of the Company having a value equal to twice the amount of the purchase price.

NOTE 14. PENSION PLANS AND OTHER
POSTRETIREMENT BENEFITS

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2000, and a statement of the funded status as of December 31 of each year:

                                                    Defined Benefit Pension Plan   Other Postretirement Benefit Plan
----------------------------------------------------------------------------------------------------------------------
(In thousands)                                           2000      1999                2000          1999
----------------------------------------------------------------------------------------------------------------------
Change in benefit obligations:
Benefit obligations,
   beginning                                        $  19,143   $   19,374         $     8,202    $    8,417
Service cost                                              889          783                 190           212
Interest cost                                           1,426        1,323                 604           579
Amendment                                                              132
Actuarial (gain) loss                                     604       (1,364)               (252)         (746)
Benefits paid                                            (894)      (1,105)               (266)         (260)
Curtailment gain                                         (181)          --                  --            --
--------------------------------------------------------------------------------------------------------------
   Benefit obligations,
     ending                                         $  20,987   $   19,143         $     8,478    $    8,202
--------------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan
   assets, beginning                                $  20,758   $   19,007         $        --    $       --
Actual return on
   plan assets                                          1,074        2,856                  --            --
Employer contribution                                      --           --                 266           260
Benefits paid                                            (894)      (1,105)               (266)         (260)
--------------------------------------------------------------------------------------------------------------
   Fair value of plan
     assets, ending                                 $  20,938   $   20,758         $        --    $       --
--------------------------------------------------------------------------------------------------------------
Funded status:
Funded status                                       $     (49)  $    1,615         $    (8,478)   $   (8,201)
Unrecognized net
   actuarial gain                                      (1,484)      (3,089)             (1,161)         (916)
Unrecognized prior
   service cost                                           461          632                  --            --
Unrecognized transition
    obligations                                             12           32                  --            --
--------------------------------------------------------------------------------------------------------------
     Accrued benefit cost                           $  (1,060)  $     (810)        $    (9,639)   $   (9,117)
==============================================================================================================

The Company's matching contributions to the defined contribution plan were $0.6 million, $0.5 million, and $0.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

The accumulated benefit obligation of the Company's nonqualified pension plan was approximately $1.1 million, $0.9 million and $0.7 million at December 31, 2000, 1999 and 1998, respectively, and has been classified with retirement benefits. All of the Company's plans for postretirement benefits other than pensions and the nonqualified pension plan have no plan assets.

On July 11, 2000 the Company disposed of one of its business lines. The disposition was considered a partial plan termination and participants were 100% vested as of July 10, 2000. Under the provisions of SFAS No. 88 "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized a $.2 million net curtailment gain in 2000. This gain is reported in discontinued operations.

The following table provides the components of net periodic benefit cost for the plans:

                             Defined Benefit Pension Plan     Other Post Employment Benefit Plan
------------------------------------------------------------------------------------------------
(In thousands)               2000       1999        1998         2000        1999         1998
------------------------------------------------------------------------------------------------
Service cost              $     889  $     784   $     617    $     190   $     211    $    202
Interest cost                 1,426      1,323       1,212          604         579         526
Expected return
   on plan assets            (2,025)    (1,865)     (1,730)          --          --          --
Amortization of
   transition
   obligations                   15         16          16           --          --          --
Amortization of
   prior service cost            42         33          33           --          --          --
Recognized net
   actuarial gain               (49)        --         (27)          (7)         --          (9)
Curtailment gain                (48)        --          --           --          --          --
------------------------------------------------------------------------------------------------
Net periodic
   benefit cost           $     250  $     291   $     121    $     787   $     790    $    719
================================================================================================

The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The Company has multiple nonpension postretirement benefit plans. The health care plan is contributory, with participants' contributions adjusted annually; the life insurance plans are also contributory. Eligibility for the life insurance plan has been restricted to active pension participants age 50-64 as of January 5, 1994. The accounting for the plans anticipates that the Company will maintain a consistent level of cost sharing for the benefits with the retirees.

The assumptions used in the measurements of the Company's benefit obligations are shown in the following table:

                           Defined Benefit             Other Post Employment
                            Pension Plan                   Benefit Plan
--------------------------------------------------------------------------------
Assumptions as of
December 31            2000       1999      1998      2000     1999       1998
--------------------------------------------------------------------------------
Discount rate          7.50%      7.50%     7.00%    7.50%      7.50%     7.00%
Expected return
   on plan assets     10.00%     10.00%    10.00%       --         --       --
Rate of
   compensation
   increase            4.75%      4.75%     4.75%       --         --       --
================================================================================

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually each year to a rate of 6.00% for 2006 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% change on the total of service and interest cost components of net periodic postretirement health care benefit cost would be $0.1 million for a 1% increase and $0.1 million for a 1% decrease. Additionally, the effect of a 1% change on the health care component of the accumulated postretirement benefit obligations would be $1.2 million for a 1% increase and $1.0 million for a 1% decrease.

NOTE 15. STOCK PLANS

The Company's 1997 Stock Compensation Plan ("Option Plan") provides for the grant of stock options, stock appreciation rights ("SARS"), stock awards and performance shares to officers and certain key management employees. A maximum of 950,000 shares of common stock may be issued under the Option Plan by means of the exercise of options or SARS, the grant of stock awards and/or the settlement of performance shares. The Company's Non-Employee Director's Stock Option Plan ("Director's Plan") provides for the grant of stock options to a non-employee director and provides the non-employee director the opportunity to receive stock options in lieu of a retainer fee. A maximum of 25,000 shares of common stock may be issued upon the exercise of options granted under the Director's Plan. Stock options must be granted under the Plans at not less than 100% of fair market value at the date of grant and have a maximum life of ten years from the date of grant. Options and other awards under the Plans may be exercised in compliance with such requirements as determined by a committee of the Board of Directors.

A summary of the status of the Stock Option Plans at December 31, 2000, 1999 and 1998 and changes during the years ended on those dates are as follows:

                                                    2000                    1999                     1998
--------------------------------------------------------------------------------------------------------------------
                                                         Weighted -              Weighted -               Weighted -
                                                         Average                 Average                  Average
                                                         Exercise                Exercise                 Exercise
Options                                     Shares        Price     Shares         Price     Shares        Price
--------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year           522,901    $    20.59   468,679    $    19.13    409,210   $    17.10
Granted                                    409,017         36.26   170,407         22.58    115,740        23.02
Exercised                                  (76,720)        18.10   (62,015)        14.22    (45,971)       10.25
Forfeited                                  (29,085)        29.66   (54,170)        21.54    (10,300)       21.62
--------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                 826,113    $    28.26   522,901    $    20.59    468,679   $    19.13
--------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                 262,104    $    20.52   230,291    $    18.90    225,631   $    17.12
Weighted average fair value per option
of options granted during the year                    $    14.61              $     6.53              $     6.91
====================================================================================================================

The following table summarizes information about stock options outstanding at December 31, 2000:

                                          Options Options                        Options Exercisable
----------------------------------------------------------------------------------------------------------------------
                                         Weighted - Average  Weighted - Average                    Weighted - Average
 Range of Excercise                           Remaining           Exercise                              Exercise
       Prices          Number of Shares    Contractual Life         Price        Number of Shares         Price
----------------------------------------------------------------------------------------------------------------------
$12.75-18.56              121,861            5 years               $16.72             84,291              $16.30
$19.38-25.75              333,120            7 years               $22.32            171,820              $22.11
$31.81-45.06              371,132            9 years               $37.38              5,993              $34.23
----------------------------------------------------------------------------------------------------------------------
$12.75-45.06              826,113            8 years               $28.26            262,104              $20.52
======================================================================================================================

Grants of options under the Plans are accounted for following Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recorded. The Company has elected to apply the disclosure-only provisions of SFAS No. 123.

However, had compensation cost been recorded based on the fair value of awards at the grant date, the pro forma impact on the Company's net income and net income per common share--diluted would have been $1.3 million ($.10 per share) in 2000, $0.8 million ($0.06 per share) in 1999 and $0.4 million ($0.03 per share) in 1998. The pro forma effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, the requirements of the Statement have been applied only to options granted after December 31, 1994.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend rate of 0% to 1.44% for 2000, 2.0% to 2.1% for 1999, and 1.7% to2.0% for 1998;
risk-free interest rates of 5.41% to 6.74% for 2000, 4.8% to 6.4% for 1999, and 5.0% to 5.7% for 1998; expected lives of 6 years for 2000, 1999 and 1998; and price volatility of 29.6% to 33.4% for 2000, 5.8% to 26.3% for 1999, and 26.0%
to 26.3% for 1998.

The Company also has a plan whereby employees can use up to 10% of their gross wages to purchase the Company's common stock at a price 10% less than the market price on the purchase date.

NOTE 16. OPERATING LEASE COMMITMENTS

The Company has entered into a three-year agreement with Lucent which sets forth the commitment, terms and conditions under which the Company would purchase up to $110 million of wireline and wireless equipment and services. As of December 31, 2000, the Company has committed to purchase approximately $40 million of equipment and services against this contract.

The Company has several operating leases for administrative office space, retail space, tower space, channel rights, and equipment. The leases for retail and tower space have initial lease periods of three to thirty years. These leases are associated with the operation of wireless digital PCS services primarily in Virginia and West Virginia. The leases for channel rights relate to the Company's wireless cable operations and have initial terms of three to ten years. The equipment leases have an initial term of three years. Rental expense for operating leases was $5.6 million, $1.7 million and $2.0 million in 2000, 1999, and 1998, respectively. The total amount committed under these lease agreements is: $1.6 million in 2000, $0.9 million in 2001, $0.9 million in 2002, $0.7 million in 2003, $0.7 million in 2004 and $4.3 million for the years thereafter.

NOTE 17. PRO FORMA FINANCIAL INFORMATION

The pro forma unaudited results of operations for the years ended December 31, 2000 and 1999, assuming consummation of the transactions more fully described in Notes 4, 5, 6 and 7 as of January 1, 1999 are as follows:

(In thousands, except per share data)        2000             1999
----------------------------------------------------------------------
Operating revenues                        $  179,715      $   138,435
Operating loss                               (66,269)         (66,735)
Net loss                                     (87,155)         (82,549)
Dividend requirements on preferred stock      19,582           18,598
Loss applicable to common shares          $ (106,737)     $  (101,147)
Net loss per common share:
Basic and diluted                         $    (6.34)     $     (6.04)

As described in the notes referred to above, these unaudited pro forma results include the results of operations for NTELOS Inc., the VA Alliance, the WV Alliance, PrimeCo VA, and R&B Communications and exclude the discontinued operations (directory assistance business), the VA RSA6 analog cellular business and the RSA5 equity investment earnings. It also assumes all related financing and preferred equity transactions described in Notes 6 and 7 occurred on January 1, 1999.

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the transactions been in effect on January 1, 1999, or of future results of operations.

NOTE 18. FINANCIAL STATEMENT RESTATEMENT

As a result of the PrimeCo VA acquisition and the planned R&B merger, both of which utilize Lucent switch equipment, the Company decided to convert to a uniform Lucent switch equipment platform. Accordingly, the Company recognized a $5.6 million ($3.4 million after tax) asset impairment charge on existing equipment in the third quarter 2000. This represents a write-down of these assets to their estimated net realizable value with planned disposition at the end of the second quarter of 2001. This impairment charge was calculated using the held for disposal method under Statement of Financial Accounting Standards ("SFAS") No. 121. However, the Company continued to utilize this equipment within its business prior to its planned disposal date and did not have the ability to replace the assets at the time of write-down according to ability as discussed in "Staff Accounting Bulletin 100: Restructuring and Impairment Charges" (SAB 100) since the replacement switch was not physically on site and operational at the time of the original write-down. SAB 100 is an interpretive guidance issued by the Securities and Exchange Commission to, among other things, clarify the appropriate timing of this type of write-down under SFAS No.
121. Therefore, this restatement is made to reflect the reversal of the $5.6 million asset impairment charge and recognize $2.8 million in additional depreciation to reflect the planned replacement of this switching equipment by the end of the second quarter of 2001.

The following is a summary of the effects this restatement has on the financial statements for the fiscal year ended December 31, 2000 (amounts in 000's except Earnings Per Share):

                                                                December 31, 2000
        ----------------------------------------------------------------------------------------
        Excerpt from Condensed Consolidated           (Restated)    Originally     Increase
        Balance Sheet                                                Reported     (decrease)
        ----------------------------------------------------------------------------------------
        Network plant and equipment                    $293,024      $285,489       $7,535
        Less accumulated depreciation                    86,335        81,612        4,723

        Property and equipment, net                   748,605          745,793          2,812
        Deferred income tax liability                  37,505           36,380          1,125
        Retained Earnings                            $ 59,355         $ 57,668        $ 1,687

                                                              For the Fiscal Year Ended
                                                                   December 31, 2000
        --------------------------------------------------------------------------------------------
        Excerpt from Condensed Consolidated                            Originally       Increase
        Statements of Income                           (Restated)       Reported       (decrease)
        --------------------------------------------------------------------------------------------
        Depreciation and amortization                    37,678           34,865          2,813
        Asset impairment charge                               -            5,625         (5,625)
        Operating Loss                                  (17,426)         (20,238)         2,812
        Income taxes                                      1,326              201          1,125
        Income from continuing operations                 2,270              583          1,687
        Net income                                       18,639           16,952          1,687
        Income available to common shares                10,471            8,784          1,687
        Loss per share from continuing
              operations-basic and diluted                (0.45)           (0.58)          0.13
        Earnings per common share-basic and diluted        0.80             0.67           0.13

INDEPENDENT AUDITOR'S REPORT
PAGE 33 ANNUAL REPORT 2000 NTELOS Inc. and Subsidiaries


To the Board of Directors
NTELOS Inc.
Waynesboro, Virginia

We have audited the accompanying consolidated balance sheets of NTELOS Inc. (formerly CFW Communications Company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

         As described in Note 18, the 2000 financial statements have been restated to correct the accounting for the planned disposition of certain long-lived assets.

         /s/ McGladrey & Pullen, LLP

Richmond, Virginia
February 22, 2001, except for Note 18,
as to which the date is February 14, 2002

OVERVIEW

We are a leading regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers in Virginia, West Virginia, Kentucky, Tennessee and North Carolina. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. As of December 31, 2000, we, combined with the VA Alliance and the WV Alliance and including the subscribers obtained in the PrimeCo VA acquisition, had approximately 168,400 digital PCS subscribers and approximately 54,300 combined incumbent local exchange carrier ("ILEC") and competitive local exchange carrier ("CLEC") access lines installed. PrimeCo VA operations accounted for 87,700 of the total PCS subscribers.

Historically, we have derived much of our revenues from our ILEC services. As a result of our increasing focus on and growth in digital PCS, Internet access and CLEC services, a significant portion of our operating revenues and EBITDA (earnings before interest, taxes, depreciation and amortization and asset impairment charges) will be generated by businesses other than our ILEC. These newer businesses have generated lower operating margins due to start-up costs associated with expansion into new markets and introduction of new service offerings throughout the region. As we expand our markets through start-up activities, acquisitions of new businesses, and the introduction of new products, we expect these lower operating margins to continue.

We have recently significantly expanded the scope of the geographic markets that we serve and have focused our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services. Through December 31, 2000, we have completed the following:

.. acquisition of the wireless licenses, assets and operations of PrimeCo Personal Communications, L.P. ("PrimeCo") in the Richmond and Hampton Roads, Virginia markets ("PrimeCo VA" and also referred to within our operations as "VA East");

.. issuance and sale of $375 million of senior and subordinated notes;

.. closing of $325 million senior credit facility, with $150 million borrowed on the date of the PrimeCo VA closing and $175 million out-standing at year-end;

.. payment of existing senior indebtedness and refinancing of the VA Alliance and the WV Alliance debt obligations;

.. issuance and sale of $250 million of redeemable, convertible preferred stock;

.. execution of an agreement to acquire certain PCS licenses currently owned by AT&T that will add a population of 2.5 million in certain markets in Pennsylvania, with closing remaining subject to regulatory approval;

.. redemption of the series A preferred membership interest in the VA Alliance and conversion of the series B preferred membership interest into common interest;

.. dispositions of RSA5 and the analog assets and operations of RSA6 in connection with the PrimeCo VA acquisition;

.. disposition of our directory assistance operations; and

.. execution of a merger agreement with R&B Communications, an integrated communications provider in a geographic market contiguous to ours, which closed in the first quarter of 2001.

Collectively these events are referred to as the "Transactions" elsewhere in this document.

We have accounted for the directory assistance operation disposed of in July 2000 as a discontinued operation. Therefore, the directory assistance operating results are separated in the financial statements from the results of continuing operations and are separately discussed after the income taxes in the results of operations section below.

As a result of the Transactions (Notes 4, 5, 6 and 7), 2000 results differ significantly from those of 1999 and 1998. Additionally, the fourth quarter of 2000 differed significantly from the first three quarters of 2000 as the VA East acquisition and the VA Alliance consolidation were consummated on July 26, 2000. Therefore, the fourth quarter results of operations contain a full quarter of activity from these businesses whereas the prior three quarters contained less than one full quarter of activities from these businesses. We reported significant losses from operations in the third and fourth quarter of 2000 due to addition of the VA East operations, consolidation of the VA Alliance results, significant goodwill and licenses amortization and the significant increases in interest related costs.

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

REVENUES
Our revenues are generated from the following categories:

.. wireless communications, including digital PCS, analog cellular, paging, voice mail and wireless cable, which consists primarily of video services;

.. wireline communications, including telephone revenues, fiber optic network usage, or carrier's carrier services, Internet, CLEC, long distance and cable television revenues; and

.. other communications services revenues, including revenues from our sale and lease of communications equipment and security alarm monitoring and installation and rental of property and equipment, primarily to the Alliances.

OPERATING EXPENSES
Our operating expenses are generally incurred from the following categories:

.. cost of sales, which represents our cost of purchasing PCS phones and certain other variable access, roaming and toll costs. We sell the PCS phones to our customers at a price below our cost. Previously we have offset this discount against our revenues. We have reclassified prior periods to conform them to our new policy of separately reporting cost of sales.

.. maintenance and support expenses, including costs related to specific property and equipment, as well as indirect costs such as engineering and general administration of property and equipment;

.. depreciation and amortization, including amortization of goodwill from acquired assets and capital outlays to support continued business expansion;

.. asset impairment charges, if applicable;

.. customer operations expenses, including marketing, product management, product advertising, sales, publication of a regional telephone directory, and customer services; and

.. corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information management, human resources and other general and administrative expenses.

OTHER INCOME (EXPENSES)
Our other income (expenses) are generated (incurred) from interest income and expense, dividend income, equity income or loss from RSA5, equity loss from the VA Alliance and WV Alliance, gain on sale of investments and assets, financing acquisition costs and loss on write-down of investments. Our income statements refer to RSA5 as the "other wireless investees" and to the Alliances as the "PCS investees." Effective for the period subsequent to July 26, 2000, the VA Alliance was consolidated. Therefore, the equity loss from the VA Alliance reflects the period January 1, 2000 to July 26, 2000.

INCOME TAXES
Our income tax liability and effective tax rate increases or decreases are based upon changes in a number of factors, including our pre-tax income or loss, losses sustained by the Alliances, net operating losses and related carryforwards, alternative minimum tax credit carryforwards, gain or loss on the sale of assets and investments, write-down of assets and investments, non-deductible amortization, tax and employment credits, and charitable contributions and other tax deductible amounts.

RESULTS OF OPERATIONS

Year Ended December 31, 2000
Compared to Year Ended December 31, 1999

OVERVIEW
EBITDA decreased $7.6 million, or 28%, from $27.9 million in 1999 to $20.3 million in 2000. Operating income (loss) decreased $30.1 million, from income of $12.7 million in 1999 to a $17.4 million loss in 2000.

The combination of digital PCS customers from acquisitions and internal growth as well as growth in ILEC, CLEC and Internet customers contributed to the year over year increase in revenue. Negative operating margins from early to mid-stage PCS operations and the associated costs of adding new PCS customers (referred to as subscriber acquisition costs), primarily handset subsidies and commissions, drove the decline in overall operating margins. In addition, costs relating to internal growth and increased depreciation and amortization from acquisition activity and the consolidation of VA Alliance further lowered operating income in 2000.

Net income applicable to common shares for 2000 was $10.5 million, which included $62.6 million, $38.3 million after tax, of gains from the sale of our RSA6 analog assets and operations and our limited partnership interest in RSA5, $16.4 million of income and gain on sale of discontinued operations, as well as equity losses from the Alliances of $12.3 million, $7.5 million after tax.

Net income for 1999 was $6.5 million, which included $8.3 million, $5.2 million after tax, of gains from the sale of our investment in American Telecasting, Inc, or ATEL, and the sale of certain towers, and equity losses from the Alliances of $11.4 million, $7.0 million after tax.

OPERATING REVENUES
Operating revenues increased $43.7 million, or 62.6%, from $69.8 million in 1999 to $113.5 million in 2000.

WIRELESS COMMUNICATIONS REVENUES--Wireless communications revenues increased $28.5 million, or 132%, from $21.7 million in 1999 to $50.2 million in 2000.

.. Digital Revenue. Digital PCS revenues increased $33.9 million, from $5.2 million in 1999 to $39.1 million in 2000. This increase is primarily due to the acquisition of PrimeCo VA and the consolidation of the VA Alliance (Note 4), which occurred on July 26, 2000. The acquisition of PrimeCo VA (now referred to as the VA East market) and the consolidation of the VA Alliance accounted for $30.5 million, or 90% of the total increase. Revenue from our core market, which is included in both the 1999 and 2000 results, increased $3.4 million, or 66%, with customers growing from 12,700 in 1999 to 20,900 at the end of 2000. Excluding customers from the WV Alliance, as their revenue is not included in the results of operations, we increased PCS subscribers by 107,200, from 32,000 at the end of 1999 to 139,200 at the end of 2000. The revenue increase from additional subscribers was partially offset by a decrease in average revenue per unit ("ARPU") as ARPU declined by 8%, to $42.50 by the end of 2000, primarily resulting from competition and changes in the mix of prepay and postpay customers. Of the 2000 revenue contributed by the VA Alliance ($9.4 million in total), the wholesale and roaming revenues generated through an agreement with Sprint/Horizon accounted for $4.4 million.

.. Other Wireless Revenues. Other wireless revenues consist of revenues from analog cellular, paging and voicemail. These revenues decreased $5.0 million, or 36%, from $13.7 million in 1999 to $8.7 million in 2000. Analog cellular revenues declined $5.7 million, from $11.3 million in 1999 to $5.6 million in 2000. This decrease reflects the absence of revenue from late July 2000 through the end of the year as the business was sold in connection with the acquisition of VA East. Voicemail and paging increased $.7 million, from $2.4 million in 1999 to $3.1 million in 2000 due to voicemail customer growth.

.. Wireless Cable Revenues. Wireless cable revenues decreased $.4 million, or 13%, from $2.8 million in 1999 to $2.4 million in 2000. The decline in revenue was due to limiting both marketing efforts and installations to multiple-dwelling units in an effort to contain costs and capital associated with analog cable video services in this business segment.

WIRELINE COMMUNICATIONS REVENUES--Wireline communications revenues increased $15.8 million, or 36%, from $44.1 million in 1999 to $59.9 million in 2000.

.. Telephone Revenues. Telephone revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our ILEC business increased $.9 million, or 3%, from $31.3 million in 1999 to $32.2 million in 2000. These increases were primarily due to access line growth of 5% and an increase in carrier access minutes of 18% in 2000 over 1999. These increases were partially offset by slight decreases in toll and access rates and decreases in other telephone revenues.

.. Fiber Optic Network Usage and CLEC Revenues. Revenues from fiber optic network usage and CLEC operations increased $4.5 million, or 80%, from $5.6 million in 1999 to $10.1 million in 2000. This increase was the result of increased network usage and the roll out of CLEC operations in four new markets in late 1999. During 2000, we added 8,800 CLEC subscribers, finishing the year with a total of 14,600.

.. Internet Revenues. Revenues from Internet services increased $10.3 million, or 184%, from $5.6 million in 1999 to $15.9 million in 2000. This growth in Internet revenues comprised the largest single component of wireline revenue growth in 2000 as we added a total of 15,000 sub-scribers during 2000 and finished the year with a total of 60,800 subscribers. This was achieved from customer growth during 1999 and 2000 within our existing markets (25,000 subscribers, or 41% of the total growth) and growth through acquisitions (35,800 subscribers, or 59% of the total growth).

.. Wireline cable revenues. Wireline cable revenues have remained relatively constant from 1999 to 2000, due to a decrease in the level of resources deployed to support these operations.

OTHER COMMUNICATIONS SERVICES REVENUES--Other communications services revenues decreased $.6 million, or 15%, from $4.0 million in 1999 to $3.4 million in 2000. Revenues from phone systems sales and services decreased $.4 million due to a shift in marketing and sales efforts from this business. Our revenues from rentals, primarily from company owned assets leased to the Alliances, decreased $.2 million. This was due to the elimination of $.5 million in rentals charged to the VA Alliance subsequent to the consolidation of this business into our results from operations, offset by building rent charged to the acquirer of our directory assistance operations of $.3 million from July 2000 to December 2000.

OPERATING EXPENSES
TOTAL OPERATING EXPENSES--Total operating expenses increased $76.6 million, from $57.2 million in 1999 to $133.8 million in 2000. The consolidation of the VA Alliance and the acquisition of VA East accounted for $66.8 million, or 87%, of the total increase. Also, the VA Alliance recorded additional depreciation totaling $2.4 million in the third and fourth quarters of 2000 related to the useful life change of wireless switching equipment scheduled for early replacement in the middle of 2001. In 1999, an asset impairment charge of $4.0 million was reported. The net effect of these two items resulted in a decrease in operating expenses of $1.6 million in 2000 as compared to 1999. Operating expenses, excluding depreciation and amortization and asset impairment charge, increased $51.4 million, or 123%, from $41.9 million for 1999 to $93.3 million for 2000. The combined effect of the consolidation of the VA Alliance and the acquisition of VA East accounted for 72% of this total year over year increase. Wireline operating expenses, excluding depreciation and amortization and asset impairment charge, increased $14.0 million, from $21.6 million in 1999 to $35.6 million in 2000. Wireless operating expenses, excluding depreciation and amortization and asset impairment charge, increased $38.2 million, from $17.2 million in 1999 to $55.4 million in 2000. Within the wireline business, Internet and network increases accounted for all of the total increase and was due to market expansion and a full year of expenses in 2000 as compared to only a partial year of expenses in 1999 for the significant Internet acquisitions. Other than the increase from the VA Alliance consolidation and the acquisition of VA East, other changes within the wireless businesses netted to $1.0 million. Operating expenses, excluding depreciation and amortization and asset impairment charge, from the other communication service businesses decreased $.9 million due primarily to a decline in their absorption of infrastructure costs due to a decrease in the relative size of these businesses as compared to the wireline and wireless growth businesses. Additionally, sale of phone systems has declined $.4 million and operating expenses for this business declined $.3 million accordingly.

COST OF SALES--Cost of sales increased $10.6 million, or 129%, from $8.1 million in 1999 to $18.7 million in 2000. Of this increase, $8.9 million, or 85%, is from the addition of VA Alliance and VA East. The remaining increase is from our original core market area due to digital customer growth offset by the lack of analog cost of sales subsequent to the analog cellular disposition in July 2000.

MAINTENANCE AND SUPPORT EXPENSES--Maintenance and support expenses increased $16.0 million, or 105%, from $15.2 million in 1999 to $31.2 million in 2000. This increase was primarily attributable to the addition of the VA Alliance and VA East ($5.7 million), growth in CLEC ($5.1 million) and the inclusion of a full year's expenses from the 1999 Internet acquisitions ($3.7 million). In addition, the ILEC telephone business increased $.5 million and the other Internet markets increased $1.0 million, offset by slight decreases in the other communication services businesses. The largest driver of expense increase in all cases relates to network access and other plant related expenses due to geographic expansions and new costs from acquisitions. These types of expenses represent the largest start-up expense from geographic expansion.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses increased $26.4 million, from $11.3 million in 1999 to $37.7 million in 2000. Of this increase, $22.6 million, or 86% million relates to the addition of the VA Alliance and VA East. A significant portion of this was from the amortization of related goodwill and other intangible assets ($3.5 million or 18%) and the amortization of PCS licenses ($4.2 million or 21%). Additionally, VA Alliance and VA East added $185.2 million of fixed assets (excluding PCS licenses of $411.3 million). Finally, the Company recognized $2.4 million of additional depreciation on switching equipment due to the planned early retirement in the middle of 2001. This switching equipment is being replaced for economic reasons and in order to obtain one consistent switching platform across all markets.

Internet depreciation and amortization grew $2.6 million from the 1999 acquisitions and other geographic expansion, with assets including intangibles increasing by $23.8 million from the beginning of 1999 to the end of 2000. Network and CLEC depreciation and amortization grew $.8 million and the remaining increase of $.3 million was from the ILEC telephone business and the other communications businesses, offset by declines in cable businesses due primarily to impairment write-downs in 1999. Excluding PCS licenses, a majority of all asset growth occurred from cell site additions and other network equipment related capital investments. The shift in the composition of the asset base to network plant and equipment and goodwill from acquisitions (both of which have shorter asset lives) is offset by the increased lives associated with PCS licenses.

ASSET IMPAIRMENT CHARGE--In 1999, we recognized a $4.0 million asset impairment charge, including a $2.7 million write-down of certain wireless analog cable assets and a $1.3 million write-off of software assets from an abandoned billing system due to the conversion to a single billing platform.

CUSTOMER OPERATIONS EXPENSES--Customer operations expenses increased $20.3 million, or 174%, from $11.7 million in 1999 to $32.0 million in 2000. In addition to the $17.5 million for the inclusion of VA Alliance and VA East, increases occurred in the network and CLEC businesses ($1.9 million) and the Internet businesses ($2.2 million), which were offset by declines in cable and other communications services businesses. The increases relate primarily to marketing and sales activities, customer care costs primarily associated with adding new customers, and the 1999 Internet acquisitions. The decline in other communication services and in the cable businesses is due to the fact that these businesses absorb a smaller percentage of the related infrastructure costs with the rapid growth in PCS, CLEC and Internet.

CORPORATE OPERATIONS EXPENSES--Corporate operations expenses increased $4.5 million, or 67%, from $6.9 million in 1999 to $11.4 million in 2000. This was due to the growth in the infrastructure needed to support the acquired PCS businesses ($3.5 million), acquired Internet businesses ($.8 million) and other geographic expansion in the markets which the CLEC and Internet businesses served by the end of 2000.

OTHER INCOME (EXPENSES)
Total other income (expenses) increased $23.2 million, from a net other expense of $3.8 million in 1999 to a net other income amount of $19.4 million.

Gains on sale of assets increased $54.3 million, from $8.3 million in 1999 to $62.6 million in 2000. The $8.3 million from the prior year related to the gain on sale of a communications tower and the sale of our holdings in American Telecasting, Inc (Notes 5 and 11). The $62.6 million gain in the current year related to the disposition of the RSA6 analog assets and operations and the sale of the 22% limited partnership interest in RSA5 (Note 4).

We incurred bridge commitment financing fees and related expenses of $6.5 million in 2000 (Note 6) related to the additional borrowings used primarily to fund the VA East acquisition.

Interest expense increased $30.5 million, from $.9 million in 1999 to $31.4 million in 2000. This increase is due to additional financing to fund acquisitions and other third quarter transactions, and to fund future growth activity in an expanded market (Notes 4, 5, 6, and 7), coupled with an increase in our borrowing rate of 4.2%, from 6.2% to 10.4%. Other income, principally interest, was $6.9 million in 2000. The only significant item of a like nature was the interest income charged to the Alliances for the advance to them during 1999 which was netted with interest expense. The interest income earned in 2000 is generated from the $70 million of restricted cash for payment of the initial two years of interest on the Senior Notes and the $57 million advance to the WV Alliance in connection with the refinancing of its indebtedness with the Rural Telephone Finance Cooperative in contemplation of the pending consolidation of the WV Alliance in February 2001 (Notes 4, 6 and 9) and other normal advances of $9 million during the year.

Our share of losses from the VA Alliance decreased $1.7 million, or 32%, from $5.4 million in 1999 to $3.7 million in 2000. This is primarily due to the fact that equity accounting was used through July 25, 2000, after which, as a result of the conversion of our preferred interest to common interest and our exercise of the right to fund $11.4 million of the VA Alliance's series A preferred interest to obtain a controlling interest (increasing from 21% to 65%), we began consolidating the VA Alliance results of operations. Our share of losses from the WV Alliance, which commenced operations in the latter part of the third quarter of 1998 and expanded significantly in the second quarter of 1999, increased $2.7 mil-lion, or 45%, from $5.9 million in 1999 to $8.6 million in 2000. Our ownership interests in the VA Alliance and the WV Alliance increased to 91% and 79%, respectively, upon completion of the R&B merger (Note 4), which was completed in February 2001.

Combined customer growth for the Alliances from December 31, 1999 to December 31, 2000 totaled 37,500, with total Alliance customers exceeding 80,700 at December 31, 2000. Net sales increased $19.9 million from 1999 to 2000, with total sales in 2000 exceeding $36.2 million (Note 4).

INCOME TAXES
Income taxes decreased $1.3 million, from $2.6 million in 1999 to $1.3 million in 2000. This decrease was due to the change in the pre-tax income for the comparable periods. In addition, the effective rate changed from a 30.8% tax obligation in 1999 to a 36.9% tax obligation for 2000. The effective tax rates were greatly impacted by favorable tax treatment of certain items which had a significant effect on the effective tax rate as the pre-tax income was relatively low in both periods.

DISCONTINUED OPERATION
In May 2000, we announced that we had entered into a definitive agreement to sell our directory assistance operation. We sold our directory assistance operation in July 2000. All periods presented on the income statement have been restated to reflect the accounting for the directory assistance segment as a discontinued operation. Non-incremental corporate overhead of $.4 million in 2000 and $.6 million in 1999 that was previously allocated to this business segment has been included in operating expenses of continuing operations.

Year Ended December 31, 1999
Compared to Year Ended December 31, 1998

OVERVIEW
EBITDA decreased $1.5 million, or 5%, from $29.4 million in 1998 to $27.9 million in 1999. Operating income decreased $7.3 million, or 37%, from $20.0 million in 1998 to $12.7 million in 1999.

The combination of digital PCS customers within our RSA6 service area, Internet customers, and CLEC customers grew in total approximately 442%. This growth was partially offset by higher phone subsidies from the digital PCS customer growth. EBITDA and operating income were down from the prior year due to start-up costs and capital investments associated with expansion into new markets and new service offerings. In addition to such costs relating to internal growth, increased depreciation and amortization of acquisition activity further lowered operating income in 1999.

Net income for 1999 was $6.5 million, which included $8.3 million, $5.2 million after tax, of gains from the sale of our investment in American Telecasting, Inc., or ATEL, the sale of certain towers, and equity losses from the Alliances of $11.4 million, $7.0 million after tax. Exclusive of these transactions and the asset impairment charge, earnings for 1999 were $10.8 million.

Net income for 1998 was $8.5 million, including a $1.0 million, $.6 million after tax, loss on the write-down of our investment in ATEL and equity losses from the Alliances of $6.5 million, $4.0 million after tax. Excluding these items, earnings for 1998 were $13.1 million.

OPERATING REVENUES
Operating revenues increased $11.7 million, or 20%, from $58.1 million in 1998 to $69.8 million in 1999.

WIRELESS COMMUNICATIONS REVENUES--Wireless communications revenues increased $4.1 million, or 23%, from $17.6 million in 1998 to $21.7 million in 1999.

.. Digital Revenues. Revenues from the digital PCS business increased $3.9 million, from $1.3 million in 1998 to $5.2 million in 1999 as total customers increased 8,600, from 4,400 at December 31, 1998 to 13,000 at December 31, 1999.

.. Other Wireless Revenues. Revenues from analog cellular, paging and voicemail increased $.4 million, or 3%, from $13.3 million in 1998 to $13.7 million in 1999. These increases resulted from customer growth in the voicemail and paging businesses and a larger average customer base in analog cellular, albeit declining throughout 1999.

.. Wireless Cable Revenues. Wireless cable revenues decreased $.2 million, or 7%, from $3.0 million in 1998 to $2.8 million in 1999. The decline in revenue was due to limiting both marketing efforts and installations to multiple-dwelling units in an effort to contain costs and capital associated with analog cable video services in this business segment.

WIRELINE COMMUNICATIONS REVENUES--Wireline communications revenues increased $6.5 million, or 17%, from $37.6 million in 1998 to $44.1 million in 1999.

.. Telephone Revenues. Telephone revenues, which include local service, access and toll service, directory advertising and calling feature revenues increased $.8 million, or 3%, from $30.5 million in 1998 to $31.3 million in 1999. These increases were primarily due to access line growth of 3% and revenue growth from custom calling features of 7% in 1999. These increases were partially offset by slight decreases in toll and access rates.

o Fiber Optic Network Usage and CLEC Revenues. Revenues from fiber optic network usage and CLEC operations increased $1.6 million, or 40%, from $4.0 million in 1998 to $5.6 million in 1999. This increase was the result of increased network usage and the roll out of CLEC operations in four markets in the second half of 1998 and four additional markets in late 1999.

.. Internet Revenues. Revenues from Internet services increased $4.2 million, or 300%, from $1.4 million in 1998 to $5.6 million in 1999. This growth in Internet revenues comprised the largest single component of wireline revenue growth in 1999 as we added a total of 37,700 subscribers during 1999, with total subscribers exceeding 45,200 by year-end. This was achieved from customer growth within our existing markets and growth through acquisitions.

.. Wireline cable revenues. Wireline cable revenues have remained relatively constant from 1998 to 1999, due to a decrease in the level of resources deployed to support these operations.

OTHER COMMUNICATIONS SERVICES REVENUES--Other communications services revenues increased $1.1 million, or 37%, from $2.9 million in 1998 to $4.0 million in 1999. This increase was due primarily to an increase in rental charges to the Alliances for additional assets leased by the Alliances.

OPERATING EXPENSES
TOTAL OPERATING EXPENSES--Total operating expenses increased $19.0 million, or 50%, from $38.2 million in 1998 to $57.2 million in 1999. Excluding the asset impairment charges discussed below, total operating expenses increased $15.0 million, or 39%, from $38.2 million in 1998 to $53.2 million in 1999. Of this increase, $9.5 million is from the wireline businesses, $8.4 million of which is from fiber optic network usage, CLEC and Internet services and $1.1 million is from other wireline-related expenses. The $8.4 million increase is comprised primarily of $2.4 million from Virginia Internet acquisitions, $2.1 million primarily from Internet acquisition expenses related to our expansion into West Virginia, $2.5 million from CLEC rollout and expansion and $1.4 million from other related expenses. Operating expenses increased in wireless communications and other communications services by $4.5 million, or 29%, and $1.0 million, or 34%, respectively. Increases in wireless communications operating expenses were primarily variable in nature, with cost of sales increasing $3.7 million due to customer growth and higher customer turnover rates. Access, selling and advertising expenses, as well as retail store and customer care costs, increased $1.3 million offset by decreases in operating expenses of wireless cable due to the cost containment measures taken in that business and lower depreciation due to the asset write-down (Note 5). Lastly, other communications services operating costs increased $.5 million. These increases pertained to the increases in corporate assets owned by us and the related operating costs which were used by the Alliances, as discussed in the operating revenues section above, and increases in corporate infrastructure costs.

COST OF SALES--Cost of sales increased $3.7 million, or 84%, from $4.4 million in 1998 to $8.1 million in 1999. This increase was caused by customer growth, primarily in the digital PCS business where the number of customers grew 8,600, from 4,400 at the end of 1998 to 13,000 at the end of 1999. This growth resulted in higher equipment subsidies of $2.8 million in 1999 as compared to $1.9 million in 1998.

MAINTENANCE AND SUPPORT EXPENSES--Maintenance and support expenses increased $5.4 million, or 56%, from $9.8 million in 1998 to $15.2 million in 1999. Of this total increase, $1.6 million relates to fiber optic network and CLEC services and $2.3 million relates to Internet services. These increases represent network and other plant related expense increases due to geographic expansion and new costs from acquired Internet businesses. The remaining $1.5 million was evenly spread among all the other business segments. Increases in these segments were due to customer growth and start-up related costs.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses increased $1.8 million, or 20%, from $9.5 million in 1998 to $11.3 million in 1999. Of this increase, $1.0 million related to Internet services, $.5 million of which represents amortization of goodwill from acquired assets and $.5 million represents additional equipment and improvements to the related network plant and equipment. Other communications services depreciation increased $.5 million and telephone depreciation increased $.3 million. Other communications services depreciation increased primarily due to an increase in corporate facilities and back-office software upgrades. Telephone depreciation increased primarily due to digital switching upgrades.

ASSET IMPAIRMENT CHARGE--In addition to normal depreciation and amortization expenses, we recognized a $4.0 million asset impairment charge, including a $2.7 million write-down of certain wireless analog cable assets and a $1.3 million write-off of software assets from an abandoned billing system due to a conversion to a single billing platform.

CUSTOMER OPERATIONS EXPENSES--Customer operations expenses increased $3.1 million, or 35%, from $8.6 million in 1998 to $11.7 million in 1999. Retail store costs and customer care costs increased $1.1 million and $1.0 million, respectively, in 1999 from 1998. This increase represents the geographic expansion of our retail presence with the opening of five stores in each of 1999 and 1998 and increases in customer care costs associated with significant new customer additions and the related larger customer base. A majority of the remaining increase is from selling related costs from our wireline businesses which are sold primarily through the business channel (as opposed to the retail expansions mentioned above).

CORPORATE OPERATIONS EXPENSES--Corporate operations expenses increased $1.0 million, or 16%, from $5.9 million in 1998 to $6.9 million in 1999. This was due to acquired Internet businesses and other corporate infrastructure increases necessary to support our overall growth.

OTHER INCOME (EXPENSES)
Total other income (expenses), which includes the categories of other expenses, principally interest, equity income from RSA5, equity loss from the Alliances, gain on sale of tower assets and the ATEL investment and loss on write-down of investment, decreased $4.2 million, or 53%, from a net expense of $8.0 million in 1998 to a net expense of $3.8 million in 1999.

Interest expense, principally interest, increased $.2 million, or 33%, from $.7 million in 1998 to $.9 million in 1999. This increase is due to additional borrowings under our lines of credit of $17.0 million.

Equity income from RSA5, our analog cellular limited partnership interest, remained unchanged in 1999 compared to 1998. Equity loss from the Alliances increased $4.9 million, or 76%, from $6.5 million in 1998 to $11.4 million in 1999. As discussed above, this growth in losses is due to the significant customer growth and the related equipment subsidy and associated customer acquisition costs. Including the wholesale digital PCS subscribers in our RSA6 service area, digital PCS subscribers increased 30,400, from 12,900 at December 31, 1998 to 43,300 at December 31, 1999. The WV Alliance commenced operations in late 1998. Accordingly, the WV Alliance losses increased $4.5 million, from $1.4 million in 1998 to $5.9 million in 1999. After completion of our merger with R&B Communications, the WV Alliance will be accounted for on a consolidated basis.

We recognized a $1.0 million impairment loss on our investment in ATEL at December 31, 1998. We concluded at that time that the decline in value was other than temporary given recent trading prices in the common stock and ATEL's financial condition and continued financial losses. However, in 1999, ATEL was purchased by Sprint Corp. and the investment was sold for a gain over the carrying value after write-downs of $7.6 million. Additionally, we sold a communications tower in Richmond, Virginia for a gain of $.7 million.

INCOME TAXES
Income taxes decreased $2.0 million, or 43%, from $4.6 million in 1998 to $2.6 million in 1999. There were two primary factors causing this change: (1) a decrease in the pre-tax income of $2.9 million and (2) a change in the effective tax rate to 31% in 1999 from 40% in 1998. The change in the effective tax rate was due to charitable contributions deductible for tax purposes at appreciated market values which were $1.5 million greater than the cost basis. In addition, we received a $.3 million tax credit for rehabilitation of a historic building in Winchester, Virginia, the location of the new directory assistance call center opened in 1999.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under credit facilities. After closing on the acquisition of PrimeCo VA (Note 4) and the related financing (Note 6), we had $175 million in unused borrowings available under our senior credit facility. We borrowed an additional $25 million against our senior credit facility in the fourth quarter of 2000.

OPERATING CASH FLOWS
During 2000, net cash provided by operating activities was $10.8 million. Principle changes in operating assets and liabilities were as follows: accounts receivable increased $12.1 million in total, which was a result of the VA Alliance and VA East acquisitions, net of the disposition of the analog cellular assets and operations ($6.2 million), and increases from significant year over year customer growth; inventories and supplies increased $2.2 million; income taxes receivable increased $2.4 million at December 31, 2000 as compared to 1999, with income tax obligations from business dispositions (Note 4, 5, and 6) being offset by income tax benefits primarily from PCS operating losses; and, accounts payable and other liabilities increased by $24.3 million from December 31, 1999, $20.1 million of which is from accrued interest on long term debt and the remainder is primarily due to the inclusion of the VA Alliance and the VA East operation in our consolidated financial position at December 31, 2000.

During 1999, net cash provided by operating activities was $28.5 million. Principle changes in operating assets and liabilities included a $1.1 million increase in accounts receivable, a $1.3 million increase in income tax receivable, a $.4 million decrease in inventories and supplies and a $2.5 million increase in accounts payable. The $1.1 million increase in accounts receivable was due to the timing of receipt from a significant customer and the overall sales growth. The $1.3 million increase in income tax receivable was due to quarterly estimated tax payments in the first half of 1999 based on interim results that, when projected, did not reflect the level of PCS losses from expansion and growth in Virginia and West Virginia. Materials and supplies decreased due to strong retail sales at the end of 1999, which brought down our handset inventories below the prior year end levels. The $2.5 million increase in accounts payable relates to higher overall purchasing volumes and timing of some significant capital equipment deliveries.

Our cash flows used in investing activities for 2000 aggregated $623.4 million and include the following:

.. $65.6 million for the purchase of property and equipment;

.. $408.6 million representing the cash portion of the acquisition price for PrimeCo VA (Note 6);

.. $71.0 million cash outlay relating to the purchase of restricted cash investments equal to the first two years interest payments on the senior notes;

.. $30.3 million of proceeds from the sale of the directory assistance operation (Note 10);

.. $10.7 million cash outlay relating to the purchase of minority interest in the cellular business which was subsequently disposed of through a non-cash like-kind asset exchange in connection with the PrimeCo VA acquisition;

.. $15.3 million of investments in the WV Alliance and the VA Alliance ($3.9 million in scheduled equity contributions and $11.4 million in connection with the purchase of controlling common ownership interest (Note 4);

.. $62.4 million of net advances to the Alliances, the majority of which was to the WV Alliance, in order for them to pay off their existing long-term debt in contemplation of the pending consolidation (Note 3);

.. $14.9 million of deposits on assets, $6.9 million on the new customer care facility in Portsmouth, VA and $8.0 million on the FCC license auction (returned in January 2001 as no additional licenses were purchased from this auction);

.. $3.2 million received from the sale of 10 towers and $1.4 million cash outlay to acquire Internet subscribers (Note 5); and

.. $7.5 million purchase of RTFC subordinated capital certificates in connection with RTFC participation in the senior credit facility. During 1999, our investing activities included:

.. the investment of $33.8 million in property and equipment;

.. $1.9 million in net repayments from the Alliances;

.. $5.3 million investment in the Alliances and PCS licenses;

.. $12.4 million in Internet acquisitions; and

.. $9.7 million in proceeds from the sales of a communications tower asset and our ATEL investment.

Net cash provided by financing activities for 2000 aggregated $614.0 million (Notes 6, 7 and 9), which represents the following:

.. payment of dividends on outstanding common stock of $1.5 million in the first quarter of 2000;

.. redemption payment on the senior notes of $12.7 million (Note 6);

.. $18.6 million in payments for investment banking, legal and other professional services associated with the issuance of long-term debt (Note 6);

.. $242.5 million in proceeds from the issuance of preferred stock and the related warrants and $545.3 million in proceeds from the issuance of long-term debt (Note 6);

.. $118.6 million cash outlay to pay off certain VA Alliance debt (Note 4);

.. $23.5 million of cash outlay to pay off our existing lines of credit; and

.. $1.1 million of net proceeds from the exercise of stock options.

During 1999, net cash provided by financing activities aggregated $11.5 million, which included $6.0 million used to pay dividends, $3.6 million for payment on senior notes, and an aggregate of $20.7 million of long-term debt borrowings.

Under restrictions related to the new debt financing (Note 6), we have discontinued payment of dividends to common shareholders effective for the quarter ending June 30, 2000. This will allow us to retain future earnings, if any, to fund the development and growth of our businesses and to service our debt obligations.

As a result of the Transactions, our liquidity needs will be influenced by numerous factors including:

.. significantly reduced EBITDA that we expect to continue until at least 2001, as a result of acquiring capital intensive businesses in their early stages, entering new markets and disposing of businesses that generate positive EBITDA;

.. increased capital expenditures to support planned PCS network growth and expansion, much of which is discretionary in nature, and to support planned customer growth;

.. our own continuing capital expenditures due to our ongoing strategy of offering our services in new markets, adding new products and services, and enhancing organic growth;

.. significant capital expenditures to become an integrated communications provider in many of our existing, newly acquired and other potential markets by offering a broader range of products and services;

.. capital expenditures for the Richmond and Hampton Roads markets (PrimeCo VA acquisition) and R&B Communications;

.. continued investment in the Alliances;

.. future acquisitions; and

.. significantly increased interest expense.

As a result of the Transactions, our liquidity sources include:

.. cash flow from operations, if any;

.. approximately $71.0 million held in the escrow account to fund the first four interest payments on the senior notes;

.. $150.0 million available under our new credit facility subject to certain conditions;

.. public and private debt and equity markets; and

.. disposition of additional non-core businesses and assets, such as additional cell towers owned in VA East, wireline cable operations and investments.

We expect capital expenditures for the year 2001 to be between $90 million and $100 million. We expect these capital expenditures to be used to:

.. support the continued expansion of VA East, VA Alliance and WV Alliance operations.

.. support continued expansion of CLEC and Internet access services; and

.. add office space and furnishings to support employee additions commensurate with the growth in digital PCS, Internet and CLEC customers. VA East and the Alliances have substantially satisfied their FCC build-out requirements. Consequently, the expenditures above are generally discretionary or add capacity to support customer growth, thereby permitting us to maintain flexibility in our business plans and capital expenditures. Since these are generally discretionary expenditures or capacity related expenditures to support customer growth, we cannot make assurances when these proposed uses will be initiated or completed.

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

     QUARTERLY REVIEW
    NTELOS Inc. and Subsidiaries

Quarterly Review
============================================================================================================================
(In thousands, except per share amounts)                     First Quarter   Second Quarter   Third Quarter   Fourth Quarter
----------------------------------------------------------------------------------------------------------------------------
2000
Operating Revenues                                          $      20,610    $      21,518   $      33,424    $      37,967
Operating Cash Flows 1                                              7,039            6,996           4,452            1,765
Operating Income (Loss)                                             3,697            3,587          (9,178)         (15,532)
Equity Loss from PCS Investees
VA PCS Alliance2                                                   (1,524)          (1,315)           (840)               -
WV PCS Alliance                                                    (2,144)          (1,673)         (1,933)          (2,830)
Gain on Sale of Assets3                                                 -                -          62,633              (17)
Financing Acquisition Costs4                                                                        (6,276)            (260)
Income (Loss) from Continuing Operations                             (291)             (10)         21,175          (18,604)
Gain on Sale of Discontinued Operations5                                -                -          16,497             (524)
Net Income (Loss)                                                      49              337          37,381          (19,128)
Dividend requirements on preferred stock                                -                -           5,670            2,498
Income (Loss) Applicable to Common Shares                              49              337          31,711          (21,626)
Income (Loss) from Continuing Operations - Diluted                 (0.022)          (0.001)          1.147           (1.610)
Diluted earnings per common share                                   0.004            0.025           2.346           (1.650)
----------------------------------------------------------------------------------------------------------------------------
Stock Price Range                                           $ 43.50-30.50    $ 41.94-33.28   $ 47.88-24.13    $ 29.25-15.00
Quarterly Dividend per Common Share                         $     0.11475    $           -   $           -    $           -
----------------------------------------------------------------------------------------------------------------------------
1999
Operating Revenues                                          $      15,895    $      16,635   $      18,109    $      19,191
Operating Cash Flows1                                               6,996            7,399           7,075            6,475
Asset Impairment Charge6                                                -                -           2,713            1,238
Operating Income                                                    4,465            4,732           1,474            2,000
Equity Loss from PCS Investees
VA PCS Alliance                                                    (1,359)          (1,479)         (1,298)          (1,301)
WV PCS Alliance                                                      (972)          (1,459)         (1,403)          (2,095)
Gain on Sale of Tower Asset and Investments7                            -                -           8,366              (48)
Income (Loss) from Continuing Operations                            1,092              963           4,452             (616)
Net Income (Loss) Applicable to Common Shares                       1,340            1,295           4,377             (519)
Income (Loss) from Continuing Operations - Diluted                  0.083            0.073           0.340           (0.047)
Diluted earnings per common share                                   0.102            0.099           0.334           (0.039)
----------------------------------------------------------------------------------------------------------------------------
Stock Price Range                                           $ 22.63-20.19   $  25.50-20.63   $ 24.00-20.13    $ 34.63-21.63
Quarterly Dividend per Common Share                         $     0.11475   $      0.11475   $     0.11475    $     0.11475
----------------------------------------------------------------------------------------------------------------------------

1 Operating income before depreciation and amortization and asset impairment charge. See Management's Discussion and Analysis for additional factors to consider in using this measure.
2 The VA Alliance was consolidated into operations effective July 26, 2000 in connection with the Company increasing its common ownership interest from 21% to 65%. (Note 4)
3 On July 26, 2000, the Company sold its VA RSA6 analog cellular operations and assets and its 22% limited partnership interest in VA RSA5, recognizing a pre-tax gain of $62.6 million ($38.2 million after-tax or $2.85 per share). (Note 4)
4 The Company incurred $6.5 million in bridge financing costs and other commitment fees associated with the VA East acquisition. (Note 4 and 6)
5 The Company sold its Directory Assistance operations in July 2000, recognizing a pre-tax gain of $26.2 million ($16.0 million after-tax or $1.19 per share). (Note 5)
6 An asset impairment charge of $2.7 million was recognized in the third quarter of 1999 relating to the Company's wireless analog cable equipment. Additionally, concurrent with the completion of the conversion to a single billing platform, the Company recognized a $1.2 million write-off of software associated with its prior wireless billing system. (Note 10)
7 In the third quarter of 1999, the Company sold its investment in American Telecasting, Inc. for a gain of $7.6 million ($4.7 million after tax or $.35 per share) and sold a wireless cable tower for a gain of $.7 million ($.4 million after tax, or $.03 per share). (Note 10)

     SELECTED FINANCIAL DATA AND FIVE YEAR GROWTH COMPARISON
     NTELOS Inc. and Subsidiaries

          (In thousands, except per share amounts)          2000            1999           1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                     $     113,519   $     69,830   $      58,163   $      50,196   $     45,477

Operating Cash Flow1                                          20,252         27,945          29,447          26,149         22,130

Operating income (loss)                                      (17,426)        12,671          19,975          17,869         14,390

Equity loss from PCS investees                               (12,259)       (11,366)         (6,466)           (834)             -

Gain on sale of assets                                        62,616          8,318               -           5,077              -

Income from continuing operations                              2,270          5,891           6,856          11,301          8,945

Income applicable to common shares                            10,471          6,493           8,508          12,221          9,550

Income (loss) from continuing operations per
common share-diluted                                           (0.45)          0.45            0.52            0.87           0.69

Diluted earnings per common share                               0.80           0.50            0.65            0.94           0.73

Dividends per common share                                   0.11475          0.459           0.435           0.412          0.392

Investment in property and equipment                         834,940        175,226         146,655         131,322        122,049

Total assets                                               1,079,017        218,002         154,334         147,743        142,400

Long-term debt                                               556,287         37,685          19,774          24,606         24,000

Redeemable, convertible preferred stock                $     246,906   $          -   $           -   $           -   $          -

Average number of common shares outstanding-diluted           13,402         13,113          13,094          13,056         13,056

Number of employees                                            1,218            981             743             567            454

Number of common shareholders                                  3,092          2,977           2,998           2,884          2,883


     1 Operating income before depreciation and amortization and asset impairment charge. See Management's Discussion and Analysis for additional factors to consider in using this measure.

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