Form 10-Q/A
period 2001-03-31
NTELOS INC
filed 2002-03-19
CIK 829676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   March 31, 2001      Commission File No.   0-16751
                      ------------------                        ---------------

                                   NTELOS Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                          54-1443350
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I R S employer
incorporation or organization)                          identification no.)

P. O. Box 1990, Waynesboro, Virginia                        22980
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code         540-946-3500
                                                  ------------------------------



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

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 is being filed in order to reverse the $5.6 million asset impairment charge recorded during the third quarter of 2000 associated with certain switching equipment planned for early disposition and to increase depreciation expense by $2.4 million and $1.4 million for the fiscal year ended Decmber 31, 2000 and the quarter ended March 31, 2001, respectively, to reflect the shortened useful life. Additionally, this amendment adjusts the per share value assigned to the common shares issued in the merger with R&B Communications ("R&B") on February 13, 2001 with a total increase to equity of $48 million and an increase to amortization expense on the related offsetting assets of $.2 million for the three months ended March 31, 2001 See Note 1 for further details of this restatement and for a summary of the financial statement impact.

                                   NTELOS Inc.


                                    I N D E X




                                                                                                        Page
                                                                                                       Number
                                                                                                       ------

PART I. FINANCIAL INFORMATION

        Condensed Consolidated Balance Sheets, March 31, 2001 and December 31, 2000                     4-5


        Condensed Consolidated Statements of Operations, Three Months Ended March 31, 2001 and
        2000                                                                                             6


        Condensed Consolidated Statements of Cash Flows, Three Months Ended March 31, 2001 and
        2000                                                                                             7


        Condensed Consolidated Statements of Shareholders' Equity, Three  Months Ended March 31,
        2001 and 2000                                                                                    8


        Notes to Condensed Consolidated Financial Statements                                           9-12


        Management's Discussion and Analysis of Financial Condition and Results of Operations          13-22

        SIGNATURE                                                                                       23


                                   NTELOS Inc.
                      Condensed Consolidated Balance Sheets



                                                                                         March 31,
                                                                                           2001
                                                                                      (Unaudited and           December 31,
(In thousands)                                                                          Restated)                  2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                                                       $             4,546    $             1,637
  Restricted cash                                                                               5,763                 20,121
  Accounts receivable, net of allowance of $8,714 ($5,100 in 2000)                             37,757                 24,268
  Inventories and supplies                                                                      4,041                  7,896
  Other receivables and deposits                                                                    -                 11,500
  Prepaid expenses and other                                                                    3,773                  3,178
  Income tax receivable                                                                             -                  2,930
------------------------------------------------------------------------------------------------------------------------------
                                                                                               55,880                 71,530
------------------------------------------------------------------------------------------------------------------------------

Investments and Advances
  Advance to affiliates                                                                           172                 66,210
  Securities and investments                                                                   33,443                 17,405
  Restricted cash                                                                              47,001                 50,903
------------------------------------------------------------------------------------------------------------------------------
                                                                                               80,616                134,518
------------------------------------------------------------------------------------------------------------------------------

Property and Equipment
  Land and building                                                                            42,090                 26,988
  Network plant and equipment                                                                 369,817                293,024
  Furniture, fixtures, and other equipment                                                     44,041                 39,539
  Radio spectrum licenses                                                                     457,084                428,317
------------------------------------------------------------------------------------------------------------------------------
     Total in service                                                                         913,032                787,868
  Under construction                                                                           63,673                 47,072
------------------------------------------------------------------------------------------------------------------------------

                                                                                              976,705                834,940
  Less accumulated depreciation                                                               101,527                 86,335
------------------------------------------------------------------------------------------------------------------------------

                                                                                              875,178                748,605
------------------------------------------------------------------------------------------------------------------------------

Other Assets
  Cost in excess of net assets of business acquired, less accumulated
     amortization of $5,651 ($4,253 in 2000)                                                  132,317                 45,861
  Other intangibles, less accumulated amortization of $5,388 ($3,554 in 2000)                  43,950                 44,043
  Deferred charges                                                                             22,025                 26,586
  Radio spectrum licenses not in service                                                       13,645                  7,874
------------------------------------------------------------------------------------------------------------------------------

                                                                                              211,937                124,364
------------------------------------------------------------------------------------------------------------------------------

                                                                                  $         1,223,611    $         1,079,017
==============================================================================================================================


See Notes to Condensed Consolidated Financial Statements

                                   NTELOS Inc.

                      Condensed Consolidated Balance Sheets

(In thousands)

                                                                          March 31, 2001
                                                                          (Unaudited and              December 31,
                                                                            Restated)                     2000
----------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                 $              45,521        $           33,119
   Advance billings and customer deposits                                           9,192                     6,697
   Accrued payroll                                                                  1,739                     2,420
   Accrued interest                                                                 5,992                    20,894
   Deferred revenue                                                                 5,539                     4,843
   Other accrued liabilities                                                        6,897                     7,362
   Accrued income taxes payable                                                       229                         -
----------------------------------------------------------------------------------------------------------------------

                                                                                   75,109                    75,335
----------------------------------------------------------------------------------------------------------------------

Long-term Debt                                                                    582,894                   556,287
----------------------------------------------------------------------------------------------------------------------

Long-term Liabilities
   Deferred income taxes                                                           20,464                    37,505
   Retirement benefits                                                             15,006                    12,017
   Other                                                                           40,108                    13,750
----------------------------------------------------------------------------------------------------------------------

                                                                                   75,578                    63,272
----------------------------------------------------------------------------------------------------------------------

Minority Interests                                                                    300                     1,258
----------------------------------------------------------------------------------------------------------------------

Redeemable, Convertible Preferred Stock                                           251,593                   246,906
----------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
   Preferred stock                                                                      -                         -
   Common stock                                                                   177,224                    45,272
   Stock warrants                                                                  22,874                    22,874
   Retained earnings                                                               37,414                    59,355
   Unrealized gain on securities available for sale, net                              625                     8,458
----------------------------------------------------------------------------------------------------------------------

                                                                                  238,137                   135,959
----------------------------------------------------------------------------------------------------------------------

                                                                    $           1,223,611        $        1,079,017
======================================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)



                                                                                          Three Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,
                                                                                       2001            March 31,
(In thousands except per share amounts)                                             (Restated)            2000
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Wireless communications                                                         $       25,265    $         1,783
  Wireline communications                                                                 19,915             13,476
  Other communications services                                                            2,384              5,351
-----------------------------------------------------------------------------------------------------------------------

                                                                                          47,564             20,610
-----------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Cost of wireless sales (exclusive of items shown separately below)                      10,184              2,367
  Maintenance and support                                                                 13,828              5,506
  Depreciation and amortization                                                           17,853              3,343
  Customer operations                                                                     14,791              3,597
  Corporate operations                                                                     4,877              2,101
-----------------------------------------------------------------------------------------------------------------------

                                                                                          61,533             16,914
-----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                                                  (13,969)             3,696

Other Income (Expenses)
  Equity loss from PCS investees
     VA PCS Alliances                                                                          -             (1,523)
     WV PCS Alliances                                                                     (1,286)            (2,144)
  Interest expense                                                                       (18,197)              (460)
  Other income, principally interest                                                       3,028                 41
-----------------------------------------------------------------------------------------------------------------------

                                                                                         (30,424)              (390)

Income Tax Benefits                                                                      (11,423)              (172)
-----------------------------------------------------------------------------------------------------------------------

                                                                                         (19,001)              (218)

Minority Interests                                                                         1,747                (73)
-----------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                                          (17,254)              (291)

Income from discontinued operations, net of tax                                                -                339
-----------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                                        (17,254)                48

Dividend requirements on preferred stock                                                   4,687                  -
-----------------------------------------------------------------------------------------------------------------------
Income (Loss) applicable to common shares                                         $      (21,941)   $            48
=======================================================================================================================

Loss from continuing operations per common share - basic and diluted              $        (1.46)   $         (0.02)
Income from discontinued operations per common share - basic and diluted                       -               0.02
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share - basic and diluted                            $        (1.46)   $             -

Average shares outstanding - basic                                                        15,075             13,066
Average shares outstanding - diluted                                                      15,075             13,296
-----------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                                   $            -    $       0.11475
=======================================================================================================================



See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                              Three Months Ended
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      March 31, 2001
(In thousands)                                                                         (Restated)               March 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $            (17,254)      $                48
Deduct income from discontinued operations                                                        -                      (339)
---------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                             (17,254)                     (291)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                              15,235                     2,882
   Amortization                                                                               2,618                       461
   Deferred taxes                                                                           (11,230)                   (2,397)
   Other                                                                                      1,602                      (935)
   Accrued interest on long-term debt                                                         5,220                        43
   Accrued interest income on restricted cash                                                (1,861)                        -
   Equity loss from PCS Alliances                                                             1,271                     3,668
   Accretion of loan discount and origination fees                                              582                         -
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
   (Increase) decrease in accounts receivable                                                (4,039)                      209
   (Increase) decrease in materials and supplies                                              4,559                        (4)
   Increase in other current assets                                                            (163)                     (253)
   Changes in income taxes                                                                    2,548                     3,308
   Decrease in accounts payable                                                                (676)                   (1,293)
   Increase (decrease) in other accrued liabilities                                          (1,460)                       56
   Increase in other current liabilities                                                        791                       203
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations                                         (2,257)                    5,657
Net cash provided by discontinued operations                                                      -                       796
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                          (2,257)                    6,453

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                         (25,505)                   (8,429)
Proceeds from sale of discontinued operation                                                  3,500                         -
Investments in PCS Alliances                                                                   (634)                   (3,892)
Cash on hand in merged entity                                                                 4,096                         -
Advances to PCS Alliances                                                                    (2,960)                   (2,016)
Deposit refunds (deposit) on assets                                                           8,000                      (100)
Proceeds from sale of tower and investments                                                   1,050                     3,200
Other                                                                                          (814)                     (661)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (13,267)                  (11,898)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                     20,000                         -
Cash dividends                                                                                    -                    (1,501)
Payments on senior notes                                                                          -                   (12,727)
Additional borrowing (payments) under lines of credit and other debt                         (1,652)                   19,404
instruments, net
Net proceeds from issuance of stock                                                             145                       382
Other                                                                                           (60)                        -
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    18,433                     5,558
---------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                         2,909                       113
Cash and cash equivalents:
Beginning                                                                                     1,637                       198
---------------------------------------------------------------------------------------------------------------------------------

Ending                                                                         $              4,546       $               311
=================================================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

                 Consolidated Statements of Shareholders' Equity
                            (Unaudited and restated)



                                                                                                       Accumulated
                                                                                                          Other           Total
                                               Common Stock                              Retained     Comprehensive    Shareholders'
(In thousands)                            Shares          Amount         Warrants        Earnings        Income          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  13,060    $     43,943    $          -    $     50,385    $     21,856    $    116,184
Comprehensive income:
   Net Income                                                                                   48
   Unrealized loss on securities
     available for sale, net of $1,533
     of deferred tax benefit                                                                                (2,409)
   Comprehensive income                                                                                                     (2,361)
Dividends on common shares                                                                  (1,501)                         (1,501)
Stock options exercised, net                    34             382                                                             382
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                     13,094    $     44,325    $          -    $     48,932    $     19,447    $    112,704
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                  13,132    $     45,272    $     22,874    $     59,355    $      8,458    $    135,959
Comprehensive income:
   Net loss                                                                                (17,254)
   Cash flow hedge:
     Cumulative effect of the adoption
       of SFAS No. 133, net of $2,489
       of deferred tax benefit                                                                              (3,900)
     Derivative losses, net of $1,523
       of deferred tax benefit                                                                              (2,402)
   Unrealized loss on securities
     available for sale, net of $979
     of deferred tax benefit                                                                                (1,531)
   Comprehensive loss                                                                                                      (25,087)
Common stock issuance
   pursuant to R&B Merger                    3,716         131,807                                                         131,807
Dividends on preferred shares                                                               (4,687)                         (4,687)
Shares issued through Employee Stock
   Purchase Plan                                 7             145                                                             145
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                     16,855    $    177,224    $     22,874    $     37,414    $        625    $    238,137
====================================================================================================================================

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

        Certain amounts on the prior year financial statements have been reclassified, with no effect on net income, to conform to classifications adopted in 2001. In periods prior to the second quarter of 2000, the Company reported wireless revenues net of cost of sales, primarily handsets. On June 1, 2000, the Company retroactively revised its reporting to no longer net the cost of sales for handsets and to present these amounts as a separate component of operating expenses. Operating revenues for wireless communications were increased by an identical amount. This revision was made because, in the opinion of management, it more appropriately reflects the revenues and costs of its wireless operations in accordance with industry practice.

        As a result of the PrimeCo VA acquisition in July 2000 and the planned merger with R&B Communications, Inc. ("R&B") (announced in May 2000), both of which utilize Lucent switching equipment, the Company decided to convert to a uniform Lucent switching platform. Accordingly, the Company recognized a $5.6 million ($3.4 million after tax) write-down of existing equipment in the third quarter 2000. This represents a write-down to its estimated net realizable value with planned disposition in the middle of 2001. This write-down was calculated using the held for disposal method under Statement of Financial Accounting Standards ("SFAS") No. 121. However, the Company continued to utilize this equipment within its business prior to the planned disposal date and did not have the ability to replace the assets at the time of write-down according to ability as discussed in "Staff Accounting Bulletin 100: Restructuring and Impairment Charges" (SAB 100) since the replacement switch was not physically on site and operational at the time of the original write-down. SAB 100 is an interpretive guidance issued by the Securities and Exchange Commission to, among other things, clarify the appropriate timing of this type of write-down under SFAS No.
        121. Therefore, this document restates the original Form 10-Q to reflect the reversal of the $5.6 million asset impairment charge taken in the quarter ended September 30, 2000 and to recognize $2.8 million in additional depreciation taken during in the third and fourth quarters of 2000. Additionally, $1.4 million in additional depreciation is reflected in the quarter ended March 31, 2001 to reflect the planned replacement of this switching equipment by the end of the second quarter of 2001.

        Relative to the merger with R&B, the Company issued 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The merger was accounted for using the purchase method of accounting. The value that the Company assigned to the 3.7 million shares was $83.9 million, or $22.56 per share, based on an average trading price of the Company's common stock on the transaction closing date. However, since the exchange of shares was not subject to change pursuant to the existing terms of the merger agreement, "Emerging Issue Task Force Bulletin 99-12" (EITF 99-12) requires the price to be set at the time the terms were agreed to and announced. Significant terms of the merger were agreed to and the transaction was announced in May 2000 at which time the value of the 3.7 million shares, using average trading prices at the time, was $131.8 million, or $35.47 per share. Therefore, the original Form 10-Q is restated to reflect the value of the common stock issued in the R&B merger at $131.8 million in the quarter ended March 31, 2001, and to record additional goodwill and license write-up of $48.0 million and the related $.2 million in amortization associated with this write-up for the three months ended March 31, 2001.As noted in the explanatory note which precedes these financial statements, this Form 10Q-A is being filed to amend the previously reported Form 10Q for the fiscal period ended September 30, 2000. The following is a summary of the effects this restatement has on the September 30, 2000 financial statements (amounts in 000's except Earnings Per Share):

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Contnued



                                                                                 March 31, 2001
                                                                     --------------------------------------
                                                                                              Originally          Increase
        Excerpt from Condensed Consolidated Balance Sheet                 (Restated)           Reported          (decrease)
        ----------------------------------------------------------------------------------------------------------------------
        Network plant and equipment                                  $      369,817      $      362,281     $        7,536
        Radio spectrum licenses                                             457,084             446,401             10,683
        Less accumulated depreciation                                       101,527              95,360              6,167
        Net property and equipment                                          875,178             863,126             12,052
        Costs in excess of net assets of business acquired                  132,317              99,004             33,313
        Radio spectrum licenses in other assets                              13,645               9,895              3,750
        Deferred income taxes liability                                      20,464              19,997                467
        Common Stock, no par value per share                                177,224             129,268             47,956
        Retained Earnings                                                    37,414              36,722                692



                                                                               Three Months Ended
                                                                                March 31, 2001
                                                                     --------------------------------------
        Excerpt from Condensed Consolidated Statements of                                     Originally          Increase
        Income                                                             (Restated)          Reported          (decrease)
        ----------------------------------------------------------------------------------------------------------------------
        Depreciation and amortization                                $       17,853      $       16,199     $        1,654
        Operating loss                                                      (13,969)            (12,315)             1,654
        Income taxes                                                        (11,423)            (10,764)               659
        Loss from continuing operations                                     (17,254)            (16,259)               995
        Net loss                                                            (17,254)            (16,259)               995
        Loss applicable to common shares                                    (21,941)            (20,946)               995
        Loss from continuing operations per common
          share - basic and diluted                                  $        (1.46)     $        (1.39)    $         0.07
        Loss per common share - basic and diluted                    $        (1.46)     $        (1.39)    $         0.07



2.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        The Company manages its business segments with separable management focus and infrastructures. As a result of the transactions described in the notes 3, 4, and 5 and a change in the focus of the businesses that comprised the wireless and wireline segments, voicemail and paging operations, previously included in the wireless segment, and all cable operations are now included in the "Other" column. Additionally, the analog cellular operation, disposed of in July 2000 (Note 4), is separated from all digital operations. The wireless personal communications services ("PCS") segment now includes PCS operations, consisting of the Virginia RSA6 Cellular Limited Partnership ("RSA6") digital operation, the Richmond-Norfolk PCS market ("VA East"), the Virginia PCS Alliance, L.C. ("VA Alliance"), and the West Virginia PCS Alliance, L.C. ("WV Alliance"). Additionally, the Company previously had a directory assistance segment, also disposed of in July 2000 (Note 5), which is accounted for as a discontinued operation in 2000. The prior year income statement information noted in the table below excludes the directory assistance segment and assets of this segment are reflected in the "Other" category in the prior year.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. These segments are described in more detail in Note 2 of the Company's 2000 Annual Report to Shareholders.

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued




                                                                                             Analog
(in thousands)             Telephone     Network      CLEC       Internet   Wireless PCS    Cellular       Other          Total
------------------------------------------------------------------------------------------------------------------------------------
As of and for the three months ended March 31, 2001 (Restated)
--------------------------------------------------------------
Revenues                 $   9,712     $    1,776  $    4,293  $     4,134  $   25,265    $       -     $     2,384  $       47,564
EBITDA*                      6,449          1,367         812           85      (5,743)           -             914           3,884
Depreciation
   & Amortization            1,801            501         502          987      13,512            -             550          17,853

Total Segment Assets       132,362         52,249      31,175       19,316     799,700            -          35,658       1,070,460
Corporate assets                                                                                                            153,151
                                                                                                                     ---------------
Total Assets                                                                                                         $    1,223,611
                                                                                                                     ===============

As of and for the three months ended March 31, 2000
---------------------------------------------------
Revenues                 $   7,969     $      869  $    1,614  $     3,023  $    1,783    $   2,677     $     2,675  $       20,610
EBITDA*                      5,493            574        (212)        (329)       (657)       1,336             834           7,039
Depreciation
   & Amortization            1,026            217         229          728           -          204             939           3,343

Total Segment Assets        46,276         21,224       6,730       17,822           -        5,571          49,198         146,821
Corporate assets                                                                                                             73,788
                                                                                                                     ---------------
Total Assets                                                                                                         $      220,609
                                                                                                                     ===============


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

        At December 31, 2000, $66.2 million had been advanced to the WV Alliance, which has been reflected as advances to affiliates in the Company's consolidated balance sheet. At March 31, 2001, this is reflected as an inter-company obligation, which is eliminated from the Company's balance sheet pursuant to the consolidation.

4.   MERGER AND ACQUISITIONS

        R&B Communications Merger
        -------------------------
        Effective February 13, 2001, the Company closed on its merger with R&B. Under the terms of the merger, the Company issued approximately 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The merger is being accounted for using the purchase method of accounting and was valued at $131.8 million or $35.47 per share based on the average share price for the two days preceding May 28, 2000, the date the merger terms were agreed to and announced. The purchase price in excess of the net assets acquired is approximately $100.5 million and has been classified as goodwill ($86 million), principally allocated to the Telephone and Network segments, and to active PCS licenses ($10.7 million) located in the Wireless PCS segment and inactive PCS licenses ($3.8 million) held in corporate assets.

        As of February 13, 2001, the Company assumed debt of $7.3 million from R&B payable in the years 2001 through 2026.

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued


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

7.   INCOME TAXES

        The effective tax rate in the first quarter of 2001 was 39.8% as compared to an effective income tax rate at December 31, 2000 of 25.6%. Non deductible amortization totaled $.3 million in 2000 and the Company estimates the non-deductible amortization in 2001 will be $5.0 million. Additionally, the Company's net operating loss carryforward was approximately $29 million at December 31, 2000 and, at March 31, 2001, is estimated to be approximately $47 million by the 2001 year end. The Company has not recognized a valuation allowance based on available tax planning strategies, which would result in the Company recognizing the tax benefit over the remaining statutory carryforward period.

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

                                       NTELOS Inc.
                   Notes to Condensed Consolidated Financial Statements
                                       Continued

                                                              Three Months Ended March 31,
                                                                2001
(In thousands, except per share data)                        (Restated)             2000
-------------------------------------------------------------------------------------------
Operating revenues                                         $    52,731        $    41,682
Operating expenses, before depreciation and amortization        48,950             42,414
Operating loss                                                 (15,234)           (17,510)
Net loss                                                       (18,894)           (24,622)
Dividend requirements on preferred stock                         4,849              4,563
Loss applicable to common shares                               (23,743)           (29,185)
Net loss per common share:
   Basic and diluted                                       $    (1.43)             (1.74)


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

.. closing of $325 million senior credit facility, with $150 million borrowed on the date of the PrimeCo VA closing, $175 million outstanding at year-end and $195 million outstanding at March 31, 2001;

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

.. disposition of our directory assistance operations; and,

.. closing of the merger agreement with R&B, an integrated communications provider in a geographic market contiguous to ours and commensurate therewith, consolidated the WV Alliance (Note 4).

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

Results of Operations

Three Months Ended March 31, 2001
Compared to Three Months Ended March 31, 2000

OVERVIEW
EBITDA decreased $3.2 million, or 45%, from $7.0 million for the three months ended March 31, 2000 to $3.8 million for the three months ended March 31, 2001. Operating income (loss) decreased $17.7 million from income of $3.7 million to a $14.0 million loss for the three months ended March 31, 2000 and 2001, respectively. Pro forma EBITDA (Note 9) improved $4.5 million, from a loss of $.7 million to earnings of $3.8 million for the three months ended March 31, 2000 and 2001, respectively. Pro forma operating loss improved $2.0 million from a loss of $17.0 million to a loss of $15.0 million for the three months ended March 31, 2000 and 2001, respectively.

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

Net loss applicable to common shares for the three months ended March 31, 2001 was $21.9 million, which included $18.2 million in interest expense, as well as equity losses from the WV Alliance for the period prior to the consolidation of $1.3 million.

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

.. Fiber Optic Network Usage Revenues. Revenues from fiber optic network usage operations increased $.9 million, or 104%, from $.9 million for the three months ended March 31, 2000 to $1.8 million for the three months ended March 31, 2001. Of this increase, $.7 million is attributable to the consolidation of R&B Network in February 2001.

.. CLEC Revenues. CLEC revenues increased $2.7 million, from $1.6 million for the three months ended March 31, 2000 to $4.3 million for the three months ended March 31, 2001. Of this increase, $.5 million is attributable to the consolidation of R&B CLEC in February 2001 and $.5 million is due to increased revenues from NA Communications, which was reclassified in both periods from the Internet segment to provide uniform reporting within the organization. Excluding the increase attributable to R&B, the increase is due to an increase of 7,900 CLEC access lines, or 88.5%, in the first quarter of 2001 over the first quarter of 2000 and a $.7 million increase in reciprocal compensation which increased from $.5 million to $1.2 million for the first quarter of 2000 and 2001, respectively.

.. Internet Revenues. Revenues from Internet services increased $1.1 million, or 36.7%, from $3.0 million to $4.1 million for the three months ended March 31, 2000 and 2001, respectively. The consolidation of R&B Internet in February 2001 accounted for $.1 million of the total increase. Internet subscribers increased 8,000 or 15%, in first quarter 2001 over first quarter 2000, with DSL customer additions accounting for 1,100 of this total, from 800 customers at March 31, 2000 to 1,900 customers at March 31, 2001.

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

.. Cable and other Revenues. Wireless cable revenues decreased $.1 million, or 16%, from $.6 million for the three months ended March 31, 2000 to $.5 million for the three months ended March 31, 2001. Wireline cable revenues remained relatively constant in the first quarter of 2001 as compared to the first quarter of 2000. Revenues from all other sources remained constant at $.9 million for the comparative periods.

OPERATING EXPENSES

TOTAL OPERATING EXPENSES--Total operating expenses increased $44.6 million from $16.9 million to $61.5 million for the three months ended March 31, 2000 and 2001, respectively. The consolidation of the VA Alliance and the acquisition of VA East in July 2000, and the consolidation of the WV Alliance and R&B merger in February 2001 accounted for $41.7 million, or 93%, of the total increase. The exclusion of analog cellular in 2001 due to its disposition in July 2000 offset the overall increase by $1.5 million. Operating expenses, excluding depreciation and amortization increased $30.1 million, from $13.6 million for the three months ended March 31, 2000 to $43.7 million for the three months ended March 31, 2001. Wireline operating expenses, excluding depreciation and amortization, increased $3.2 million from $8.0 million to $11.2 million for the three months ended March 31, 2000 and 2001, respectively. Wireless operating expenses, excluding depreciation and amortization, increased $28.6 million from $2.4 million for the three months ended March 31, 2000 to $31.0 million for the three months ended March 31, 2001. Within the wireline business, $1.4 million of the increase is from the inclusion of R&B, $1.1 million is from the CLEC segment (excluding R&B CLEC) and the remainder came primarily from the Internet segment. Other than the increase from the VA Alliance and WV Alliance consolidations and the acquisition of VA East, other changes within the wireless businesses netted to a decrease of $.2 million. Operating expenses, excluding depreciation and amortization, from the other communication service businesses decreased $1.7 million due primarily to the disposition of the analog cellular business in July 2000.

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

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses increased $14.6 million from $3.3 million for the three months ended March 31, 2000 to $17.9 million for the three months ended March 31, 2001. The digital PCS acquisitions accounted for $13.5 million of the total increase, with $2.6 million coming from goodwill and other intangible asset amortization and $2.8 million coming from the PCS license amortization. Also, the addition of R&B operations accounted for $1.0 million, most of which was in the ILEC and CLEC segments. Other depreciation increases, primarily in Internet, were offset by the exclusion of depreciation from the analog cellular assets, disposed of in July 2000.

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

OTHER INCOME (EXPENSES)
Total other income (expenses) increased $12.4 million,from a net other expense of $4.1 million for the three months ended March 31, 2000 to a net other expense amount of $16.5 million for the three months ended March 31, 2001. This is primarily due to interest associated with debt of between $556 million and $586 million during the first quarter of 2001 as compared to debt of less than $45 million during the first quarter of 2000.

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

INCOME TAXES
Income tax benefits increased $11.2 million from a tax benefit of $.2 million for the three months ended March 31, 2000 to a tax benefit of $11.4 million for the three months ended March 31, 2001. This increase was due to the change in the pre-tax income for the comparable periods. The effective tax rate for 2001 is anticipated to be adversely impacted due to non-deductible amortization resulting from the R&B merger (Notes 4 and 7).

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

OPERATING CASH FLOWS
During the first quarter of 2001, net cash used in operating activities was $2.3 million, with $3.8 million used in operations offset by net positive changes in operating assets and liabilities totaling $1.5 million. Principle changes in operating assets and liabilities were as follows: accounts receivable increased $4.0 million in total, which was a result primarily from the increase in revenues of $9.6 million from the fourth quarter of 2000; inventories and supplies decreased $4.6 million due to year end inventory stock build up being sold through the first quarter busy sales season; income taxes went from a receivable at the 2000 year end of $2.9 million to a $.2 million payable position at March 31, 2001 due to the receipt of the year end receivable and the state minimum tax payable at March 31, 2001; and, accounts payable and other liabilities (excluding additional payables from R&B and the WV Alliance) decreased by $1.3 million with accrued interest decreasing by $14.9 million due to the $20 million February semi-annual interest payment, offset by increases in accounts payable and accrued liabilities due to capital expenditure activity and growth in operations.

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

Our cash flows used in investing activities for the first quarter of 2001 aggregated $13.3 million and include the following:

.. $25.5 million for the purchase of property and equipment;

.. $3.5 million of proceeds from the final payment from the sale of the directory assistance operation (Note 5);

.. $4.1 million of cash and cash equivalents on hand at R&B at the time of the merger;

.. $3.6 million of net advances to and investment in the WV Alliance prior to the February 13, 2001 transaction date (Note 4), after which these entire amounts were included in the WV Alliance acquisition and were eliminated in consolidation;

.. $8.0 million of deposits refunded at the conclusion of an FCC license auction as no additional licenses were purchased from this auction; and,

.. $1.1 million received from the sale of four towers in West Virginia.

During the first quarter of 2000, our investing activities included:

.. the investment of $8.4 million in property and equipment;

.. $2.0 million in net advances to the Alliances; and

.. $3.2 million in proceeds from the sale of 10 towers.

Net cash provided by financing activities for the first quarter of 2001 aggregated $18.4 million, which includes the following:

.. $20 million in additional draws against the senior credit facility; and,

.. $1.7 million in other debt payments, primarily on capital leases.

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

.. increased capital expenditures to support planned PCS network growth and customer expansion;

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

As a result of the Transactions, our liquidity sources include:

.. cash flows from operations, if any;

.. approximately $52.8 million at March 31, 2001 held in the escrow account to fund the next three semi-annual interest payments on the senior notes, the first of which occurred in February 2001;

.. $130 million available under our new credit facility subject to certain conditions;

.. public and private debt and equity markets; and,

  disposition of additional non-core businesses and assets, such as additional cell towers owned in VA East, wireline cable operations and investments.

We expect capital expenditures for the remainder of 2001 to be between $60 million and $80 million. We expect these capital expenditures to be used to:

.. support the continued expansion of VA East, VA Alliance and WV Alliance operations;

.. support continued expansion of PCS, CLEC and Internet access services; and,

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