Form 10-Q/A
period 2001-06-30
NTELOS INC
filed 2002-03-19
CIK 829676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    June 30, 2001       Commission File No.    0-16751
                      -------------------                         -----------

                                   NTELOS Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         VIRGINIA                                                 54-1443350
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS employer
incorporation or organization)                               identification no.)

P. O. Box 1990, Waynesboro, Virginia                                  22980
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)


Registrant's telephone number, including area code     540-946-3500
                                                   -----------------


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

                                    Yes   x       No
                                        ----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class    COMMON STOCK, NO PAR VALUE        Outstanding 8/14/01     16,880,078
         --------------------------

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 is being filed in order to reverse the $5.6 million asset impairment charge recorded during the third quarter of 2000 associated with certain switching equipment planned for early disposition and to increase depreciation expense by $2.4 million for the fiscal year ended Decmber 31, 2000 and by $.3 million and $1.7 million for the three and six months ended June 30, 2001, respectively, to reflect the shortened useful life. Additionally, this amendment adjusts the per share value assigned to the common shares issued in the merger with R&B Communications ("R&B") on February 13, 2001 with a total increase to equity of $48 million and an increase to amortization expense on the related offsetting assets of $.5 million and $.7 million for the three and six months ended June 30, 2001. See Note 1 for further details on these restatements and for a summary of the financial statement impact.

                                   NTELOS Inc.

                                    I N D E X

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

        Condensed Consolidated Balance Sheets, June 30, 2001 and
        December 31, 2000                                                   4-5


        Condensed Consolidated Statements of Operations, Three and Six
        Months Ended June 30, 2001 and 2000                                  6


        Condensed Consolidated Statements of Cash Flows, Six Months Ended
        June 30, 2001 and 2000                                               7


        Condensed Consolidated Statements of Shareholders' Equity, Three
        and Six Months Ended June 30, 2001 and 2000                          8


        Notes to Condensed Consolidated Financial Statements               9-14


        Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             15-24

        SIGNATURE                                                           25

                                   NTELOS Inc.

                      Condensed Consolidated Balance Sheets


                                                                                        June 30, 2001
                                                                                         (Unaudited           December 31,
(In thousands)                                                                          and restated)             2000
--------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
   Cash and cash equivalents                                                        $        3,136      $       1,637
   Restricted cash                                                                          13,648             20,121
   Accounts receivable, net of allowance of $10,219 ($5,100 in 2000)                        32,870             24,268
   Inventories and supplies                                                                  6,270              7,896
   Other receivables and deposits                                                                -             11,500
   Prepaid expenses and other                                                                3,859              3,178
   Income tax receivable                                                                         -              2,930
--------------------------------------------------------------------------------------------------------------------------

                                                                                            59,783             71,530
--------------------------------------------------------------------------------------------------------------------------

Investments and Advances
   Advances to affiliates                                                                    1,295             66,210
   Securities and investments                                                               40,759             17,405
   Restricted cash                                                                          39,707             50,903
--------------------------------------------------------------------------------------------------------------------------
                                                                                            81,761            134,518
--------------------------------------------------------------------------------------------------------------------------

Property and Equipment
   Land and building                                                                        42,289             26,988
   Network plant and equipment                                                             414,297            293,024
   Furniture, fixtures, and other equipment                                                 47,073             39,539
   Radio spectrum licenses                                                                 457,159            428,317
--------------------------------------------------------------------------------------------------------------------------
      Total in service                                                                     960,818            787,868
   Under construction                                                                       64,268             47,072
--------------------------------------------------------------------------------------------------------------------------

                                                                                         1,025,086            834,940
   Less accumulated depreciation                                                           117,088             86,335
--------------------------------------------------------------------------------------------------------------------------

                                                                                           907,998            748,605
--------------------------------------------------------------------------------------------------------------------------

Other Assets
   Cost in excess of net assets of business acquired,
      less accumulated amortization of $8,223 ($4,253 in 2000)                             133,662             45,861
   Other intangibles, less accumulated amortization of $4,870 ($3,554 in 2000)              19,150             44,043
   Deferred charges                                                                         20,028             26,586
   Radio spectrum licenses not in service                                                   13,718              7,874
--------------------------------------------------------------------------------------------------------------------------

                                                                                           186,558            124,364
--------------------------------------------------------------------------------------------------------------------------

                                                                                    $    1,236,100      $   1,079,017
==========================================================================================================================


See Notes to Condensed Consolidated Financial Statements

                                   NTELOS Inc.

                      Condensed Consolidated Balance Sheets



                                                                                       June 30, 2001
                                                                                       (Unaudited and          December 31,
(In thousands)                                                                            Restated)               2000
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                                  $       31,974         $        33,119
   Advance billings and customer deposits                                                     8,294                   6,697
   Accrued payroll                                                                            2,393                   2,420
   Accrued interest                                                                          18,298                  20,894
   Deferred revenue                                                                           6,267                   4,843
   Other accrued liabilities                                                                  6,499                   7,362
   Accrued income taxes payable                                                                 144                       -
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             73,869                  75,335
---------------------------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                              618,353                 556,287
---------------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
   Deferred income taxes                                                                     12,394                  37,505
   Retirement benefits                                                                       16,758                  12,017
   Other                                                                                     36,386                  13,750
---------------------------------------------------------------------------------------------------------------------------------

                                                                                             65,538                  63,272
---------------------------------------------------------------------------------------------------------------------------------

Minority Interests                                                                              278                   1,258
---------------------------------------------------------------------------------------------------------------------------------

Redeemable, Convertible Preferred Stock                                                     256,282                 246,906
---------------------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
   Preferred stock                                                                                -                       -
   Common stock                                                                             177,476                  45,272
   Stock warrants                                                                            22,874                  22,874
   Retained earnings                                                                         13,749                  59,355
   Unrealized gain on securities available for sale and cash flow hedge, net                  7,681                   8,458
---------------------------------------------------------------------------------------------------------------------------------

                                                                                            221,780                 135,959
---------------------------------------------------------------------------------------------------------------------------------

                                                                                     $    1,236,100         $     1,079,017
=================================================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)



                                                                        Three Months Ended              Six Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                     June 30, 2001     June 30,     June 30, 2001     June 30,
(In thousands except per share amounts)                                (Restated)        2000         (Restated)        2000
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Wireless communications                                         $      30,331    $      2,331  $      55,596    $      4,115
  Wireline communications                                                21,908          14,303         41,757          27,780
  Other communications services                                           2,414           4,883          4,728          10,233
-------------------------------------------------------------------------------------------------  -----------------------------
                                                                         54,653          21,517        102,081          42,128
--------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Cost of sales (exclusive of items shown separately below)              12,678           2,490         22,726           4,857
  Maintenance and support                                                15,933           6,181         29,760          11,687
  Depreciation and amortization                                          18,387           3,409         36,240           6,751
  Customer operations                                                    15,961           3,793         30,752           7,391
  Corporate operations                                                    4,865           2,058          9,742           4,158
--------------------------------------------------------------------------------------------------------------------------------
                                                                         67,823          17,931        129,220          34,844
--------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                 (13,170)          3,586        (27,139)          7,284

Other Income (Expenses)
  Equity loss from PCS investees
     VA PCS Alliance                                                          -          (1,315)             -          (2,839)
     WV PCS Alliance                                                          -          (1,673)        (1,286)         (3,817)
  Interest expense                                                      (19,250)           (550)       (37,447)         (1,010)
  Other income, principally interest                                        987              57          4,015              99
--------------------------------------------------------------------------------------------------------------------------------
                                                                        (31,433)            105        (61,857)           (283)

Income Taxes (Benefit)                                                  (11,147)             84        (22,570)            (87)
--------------------------------------------------------------------------------------------------------------------------------

                                                                        (20,286)             21        (39,287)           (196)

Minority Interests in Losses (Earnings) of Subsidiaries                   1,311             (32)         3,058            (105)
--------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                         (18,975)            (11)       (36,229)           (301)

Income from discontinued operations, net of tax                               -             348              -             687

--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                       (18,975)            337        (36,229)            386
Dividend requirements on preferred stock                                  4,690               -          9,377               -
--------------------------------------------------------------------------------------------------------------------------------
Income (Loss) applicable to common shares                         $     (23,665)   $        337  $     (45,606)   $        386
================================================================================================================================

Loss from continuing operations per common share - basic and
diluted                                                           $       (1.40)   $       ( - ) $       (2.86)   $      (0.02)

Income from discontinued operations per common share - basic and
diluted                                                                       -            0.03             -             0.05

--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) per common share - basic and diluted            $       (1.40)   $       0.03  $       (2.86)   $       0.03
--------------------------------------------------------------------------------------------------------------------------------

Average shares outstanding - basic                                        16,857         13,101         15,972          13,084
Average shares outstanding - diluted                                      16,857         13,101         15,972          13,084
--------------------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                   $           -    $          -  $           -    $    0.11475
==============================================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                                       Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                  June 30, 2001
                                                                                                 (Restated)           June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                                          $       (36,229)         $          386
Deduct income from discontinued operation                                                                -                     687
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                                    (36,229)                   (301)

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                     31,062                   5,871
   Amortization                                                                                      5,178                     880
   Deferred taxes                                                                                  (23,723)                   (412)
   Retirement benefits and other                                                                     2,764                  (1,420)
   Accrued interest on long-term debt                                                               17,527                       -
   Accrued interest income on restricted cash                                                       (2,452)                      -
   Equity loss from PCS Alliances                                                                    1,286                   6,656
   Accretion of loan discount and origination fees                                                   2,107                       -
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
   (Increase) decrease in accounts receivable                                                          403                  (1,554)
   (Increase) decrease in materials and supplies                                                     2,330                    (140)
   Increase in other current assets                                                                   (249)                   (404)
   Changes in income taxes                                                                           2,463                   2,122
   Decrease in accounts payable                                                                    (14,223)                   (634)
   Increase (decrease) in other accrued liabilities                                                 (1,447)                    518
   Increase (decrease) in other current liabilities                                                   (156)                    390
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations                                               (13,359)                 11,572
Net cash used in discontinued operation                                                                  -                     (73)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                (13,359)                 11,499

Cash flows from investing activities
Purchases of property and equipment                                                                (53,759)                (17,185)
Proceeds from sale of discontinued operation                                                         3,500                       -
Investments in PCS Alliances                                                                          (634)                 (3,892)
Cash on hand in merged entity                                                                        4,096                       -
Advances to (repayments from) PCS Alliances                                                         (2,960)                  2,100
Deposit refunds (deposit) on assets                                                                  8,000                    (100)
Proceeds from sale of towers and investments                                                         2,975                   3,200
Purchase of minority interest                                                                          (93)                 (7,400)
Acquisition of Internet company and subscribers                                                          -                  (1,356)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                              (38,875)                (24,633)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from issuance of long-term debt                                                            55,000                       -
Cash dividends                                                                                           -                  (1,501)
Payments on senior notes                                                                                 -                 (12,727)
Additional borrowing (payments) under lines of credit (net) and other debt instruments              (1,665)                 26,609
Net proceeds from exercise of stock options                                                            398                     804
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                           53,733                  13,185
------------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                                1,499                      51
Cash and cash equivalents:
Beginning                                                                                            1,637                     198
------------------------------------------------------------------------------------------------------------------------------------

Ending                                                                                     $         3,136          $          249
====================================================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

            Condensed Consolidated Statements of Shareholders' Equity
                            (Unaudited and Restated)


                                                                                                       Accumulated
                                                                                                          Other           Total
                                             Common Stock                                Retained     Comprehensive    Shareholders'
(In thousands)                                  Shares       Amount        Warrants      Earnings         Income          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                       13,060    $  43,943    $        -    $   50,385    $     21,856     $   116,184
Comprehensive loss:
  Net income                                                                                  48
  Unrealized loss on securities available
   for sale, net of $1,533 of deferred tax benefit                                                        (2,409)
  Comprehensive loss                                                                                                      (2,361)
Dividends on common shares                                                                (1,501)                         (1,501)
Stock options exercised, net                         34          382                                                         382
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                          13,094       44,325             -        48,932          19,447         112,704
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                                 337
  Unrealized loss on securities available
   for sale, net of $439 of deferred tax benefit                                                              686
  Comprehensive income                                                                                                     1,023
Stock options exercised, net                         23          422                                                         422
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                           13,117    $  44,747    $        -    $   49,269    $      20,133    $   114,149
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                       13,132    $  45,272    $   22,874    $   59,355    $       8,458    $   135,959
Comprehensive loss:
  Net loss                                                                               (17,254)
  Cash flow hedge:
     Cumulative effect of the adoption of SFAS No.
      133, net of $2,489 of deferred tax benefit                                                           (3,900)
     Derivative losses, net of $1,523 of
      deferred tax benefit                                                                                 (2,402)
  Unrealized loss on securities available
   for sale, net of $979 of deferred tax benefit                                                           (1,531)
  Comprehensive loss                                                                                                     (25,087)
Common stock issuance pursuant to R&B Merger      3,716      131,807                                                     131,807
Dividends on preferred shares                                                             (4,687)                         (4,687)
Shares issued through Employee Stock                  7          145                                                         145
Purchase Plan
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                          16,855      177,224        22,874        37,414              625        238,137
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                                                                               (18,975)
  Unrealized gain on securities available
   for sale, net of $3,626 of deferred tax                                                                  5,695
     obligation
  Derivative gains, net of $866 of deferred
   tax obligation                                                                                           1,361
  Comprehensive loss                                                                                                     (11,919)
Dividends on preferred shares                                                             (4,690)                         (4,690)
Stock options exercised, net                         12          106                                                         106
Shares issued through Employee Stock                  7          146                                                         146
Purchase Plan
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                           16,874    $ 177,476    $   22,874    $   13,749    $      7,681     $   221,780
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

        As noted in the explanatory note which precedes these financial statements, this Form 10Q-A is being filed to amend the previously reported Form 10Q for the fiscal period ended June 30, 2001.

        As a result of the PrimeCo VA acquisition in July 2000 and the planned merger with R&B Communications, Inc. ("R&B") (announced in May 2000), both of which utilize Lucent switching equipment, the Company decided to convert to a uniform Lucent switching platform. Accordingly, the Company recognized a $5.6 million ($3.4 million after tax) write-down of existing equipment in the third quarter 2000. This represents a write-down to its estimated net realizable value with the originally planned disposition in the middle of 2001. This writedown was calculated using the held for disposal method under Statement of Financial Accounting Standards ("SFAS") No. 121. However, the Company continued to utilize this equipment within its business prior to its planned disposal date and did not have the ability to replace the assets at the time of the write-down according to ability as discussed in "Staff Accounting Bulletin 100: Restructuring and Impairment Charges" (SAB 100) since the replacement switch was not physically on site and operational at the time of the original write-down. SAB 100 is an interpretive guidance issued by the Securities and Exchange Commission to, among other things, clarify the appropriate timing of this type of write-down under SFAS No.
        121. During the second quarter 2001, certain events occurred which resulted in the delay of the planned switch replacement until the middle of 2002. Therefore, this document restates the original Form 10-Q to reflect the reversal of the $5.6 million asset impairment charge taken in the quarter ended September 30, 2000 and to recognize $2.8 million in additional depreciation taken during in the third and fourth quarters of 2000. Additionally, $1.4 million in additional depreciation is reflected in the quarter ended March 31, 2001 and $.3 million in additional depreciation is reflected in this quarter ended June 30, 2001. The decrease in depreciation in the quarter ended June 30, 2001 as compared to the quarter ended March 31, 2001 is due to the decision made in the second quarter of 2001 to extend the useful life of the relevant assets to the middle of 2002.

        Relative to the merger with R&B, the Company issued 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The merger was accounted for using the purchase method of accounting. The value that the Company assigned to the 3.7 million shares was $83.9 million, or $22.56 per share, based on an average trading price of the Company's common stock on the transaction closing date. However, since the exchange of shares was not subject to change pursuant to the existing terms of the merger agreement, "Emerging Issue Task Force Bulletin 99-12" (EITF 99-12) requires the price to be set at the time the terms were agreed to and announced. Significant terms of this merger were agreed to and the transaction was announced in May 2000 at which time the value of the 3.7 million shares, using average trading prices at the time, was $131.8 million, or $35.47 per share. Therefore, the original Form 10-Q is restated to reflect the value of the common stock issued in the R&B merger at $131.8 million in the quarter ended March 31, 2001, and to record additional goodwill and license write-up of $48.0 million and the related $.5 million and $.7 million in amortization associated with this write-up for the three and six months ended June 30, 2001, respectively.

        The following is a summary of the effects this restatement has on the June 30, 2001 financial statements (amounts in 000's except Earnings Per Share):

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued


                                                                            June 30, 2001
                                                               --------------------------------------
        Excerpt from Condensed Consolidated                                             Originally         Increase
        Balance Sheet                                             (Restated)             Reported         (decrease)
        --------------------------------------------------------------------------------------------------------------
        Network plant and equipment                            $      414,297       $      406,761    $        7,536
        Radio Spectrum Licenses                                       457,159              446,476            10,683
        Less accumulated depreciation                                 117,088              110,563             6,525
        Net property and equipment                                    907,998              896,304            11,694
        Costs in excess of net assets of business acquired            133,662              100,768            32,894
        Radio Spectrum Licenses in Other Assets                        13,718                9,968             3,750
        Deferred income taxes                                          12,394               12,202               192
        Common Stock                                                  177,476              129,520            47,956
        Retained Earnings                                              13,749               13,559               190



                                                                         Three Months Ended
                                                                            June 30, 2001
                                                               --------------------------------------
        Excerpt from Condensed Consolidated                                              Originally         Increase
        Statements of Income                                       (Restated)             Reported         (decrease)
        --------------------------------------------------------------------------------------------------------------
        Depreciation and amortization                          $       18,387       $       17,610    $          777
        Operating loss                                                (13,170)             (12,393)              777
        Income taxes                                                  (11,147)             (10,872)              275
        Loss from continuing operations                               (18,975)             (18,473)              502
        Net loss                                                      (18,975)             (18,473)              502
        Loss applicable to common shares                              (23,665)             (23,163)              502
        Loss from continuing operations per common
          share-basic and diluted                              $        (1.40)      $        (1.37)   $         0.03
        Loss per common share-basic and diluted                $        (1.40)      $        (1.37)   $         0.03



                                                                          Six Months Ended
                                                                            June 30, 2001
                                                               --------------------------------------
        Excerpt from Condensed Consolidated Statements                                 Originally          Increase
        Statements of Income                                       (Restated)           Reported          (decrease)
        --------------------------------------------------------------------------------------------------------------
        Depreciation and amortization                          $       36,240       $       33,809    $        2,431
        Operating loss                                                (27,139)             (24,708)            2,431
        Income taxes                                                  (22,570)             (21,636)              934
        Loss from continuing operations                               (36,229)             (34,732)            1,497
        Net loss                                                      (36,229)             (34,732)            1,497
        Loss applicable to common shares                              (45,606)             (44,109)            1,497
        Loss from continuing operations per common
          share-basic and diluted                              $        (2.86)      $        (2.76)   $         0.10
        Loss per common share-basic and diluted                $        (2.86)      $        (2.76)   $         0.10


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

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued


                                                                                             Analog
(in thousands)            Telephone      Network      CLEC       Internet   Wireless PCS    Cellular       Other          Total
------------------------------------------------------------------------------------------------------------------------------------
For the three months ended June 30, 2001
----------------------------------------
Revenues                $   10,831     $    2,205  $    4,705  $     4,167  $   30,331    $       -     $     2,414  $       54,653
EBITDA*                      6,717          1,769         675          229      (4,994)           -             821           5,217
Depreciation &
   Amortization              3,079          1,093         672          950      12,013            -             580          18,387

For the three months ended June 30, 2000
----------------------------------------
Revenues                $    8,022     $    1,003  $    1,930  $     3,348  $    2,332    $   2,169     $     2,713  $       21,517
EBITDA*                      5,486            662        (331)        (249)       (579)       1,105             901           6,995
Depreciation &
   Amortization              1,041            521          26          737           -          208             876           3,409




                          Telephone      Network      CLEC       Internet   Wireless PCS     Analog        Other          Total
(in thousands)                                                                              Cellular
------------------------------------------------------------------------------------------------------------------------------------
As of and for the six months ended June 30, 2001
------------------------------------------------
Revenues                $   20,543     $    3,915  $    8,998  $     8,301  $   55,596    $       -     $     4,728  $      102,081
EBITDA*                     13,166          3,135       1,487          313     (10,737)           -           1,737           9,101
Depreciation &
   Amortization              5,023          1,661       1,174        1,937      25,525            -             920          36,240

Total Segment Assets       133,768         55,789      31,921       18,734     802,814            -          33,677       1,076,703
Corporate Assets                                                                                                            159,397
                                                                                                                     ---------------
Total Assets                                                                                                         $    1,236,100
                                                                                                                     ===============

As of and for the six  months ended June 30, 2000
-------------------------------------------------
Revenues                $   15,991     $    1,872  $    3,545  $     6,372  $    4,115    $   4,847     $     5,386  $       42,128
EBITDA*                     10,979          1,236        (543)        (579)     (1,236)       2,442           1,736          14,035
Depreciation &
   Amortization              2,067            738         255        1,465           -          412           1,814           6,751

Total Segment Assets        47,267         22,582       8,543       19,358           -        5,811          44,378         147,939
Corporate Assets                                                                                                             95,324
                                                                                                                     ---------------
Total Assets                                                                                                         $      243,263
                                                                                                                     ===============



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

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued


        At December 31, 2000, $66.2 million had been advanced to the WV Alliance which has been reflected as advances to affiliates in the Company's consolidated balance sheet. At June 30, 2001, the advance is reflected as an inter-company obligation which is eliminated from the Company's balance sheet pursuant to the consolidation.

4.  MERGER AND ACQUISITIONS

        R&B Communications Merger
        -------------------------
        Effective February 13, 2001, the Company closed on its merger with R&B. Under the terms of the merger, the Company issued approximately 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The merger is being accounted for using the purchase method of accounting and was valued at $131.8 million or $35.47 per share based on the average share price for the two days preceding May 18, 2000, the date the merger terms were agreed to and announced. The purchase price in excess of the net assets acquired is approximately $100.5 million and has been classified as goodwill ($86 million), principally allocated to the Telephone and Network segments and to active PCS licenses ($10.7 million) located in the Wireless PCS segment and inactive PCS licenses ($3.8 million) held in corporate assets.

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

7.  INCOME TAXES

        The effective tax rate in the six months ended June 30, 2001 was 38.4% as compared to an effective income tax rate at December

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued


        31, 2000 of 25.6%. Non deductible amortization totaled $.3 million in 2000 and the Company estimates the non-deductible amortization in 2001 will be $5.0 million. Additionally, the Company's net operating loss carryforward was approximately $20 million at December 31, 2000 and, at June 30, 2001, is estimated to be approximately $47 million by the 2001 year end. The Company has not recognized a valuation allowance based on available tax planning strategies which would result in the Company recognizing the tax benefit over the remaining statutory carryforward period.

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

9.  PRO FORMA RESULTS

        The pro forma unaudited results of operations for the six months ended June 30, 2001 and 2000, assuming consummation of the transactions more fully described in the Notes above and in the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report as of January 1, 2000, are as follows:


                                                                      Six Months Ended June 30,
                                                                   ---------------------------------
         (In thousands, except per share data)                         2001                  2000
         -------------------------------------------------------------------------------------------
         Operating revenues                                        $  107,248        $       87,263
         Operating expenses, before depreciation and amortization      98,250                84,691
         Operating loss                                               (28,830)              (29,422)
         Net loss from continuing operations                          (38,485)              (45,758)
         Dividend requirements on preferred stock                      (9,377)               (8,562)
         Loss applicable to common shares                             (47,862)              (54,320)
         Net loss per common share:
            Basic and diluted                                      $    (2.99)       $        (3.24)



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

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

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

        On July 20, 2001 the Company entered into a definitive agreement to sell the PCS license in Kingsport, Tennessee to Lafayette Communications for $11.6 million. Consummation of the sale is subject to regulatory approval. Additionally, on July 24, 2001, the Company entered into a definitive agreement to sell and leaseback up to 82 communications towers in the Virginia East Market to American Towers, Inc. for up to $27.9 million. The sale is subject to certain customary closing terms and conditions.

Item 2.                           NTELOS, Inc.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
Overview

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

.. disposition of our directory assistance operations.

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

In addition to Transactions mentioned above, the following events (Note 10) have occurred subsequent to June 30, 2001:

.. On July 24, 2001, we signed a definitive merger agreement with Conestoga Enterprises, Inc. ("CEI"), an ICP with a service area that covers southern and central Pennsylvania, an area contiguous to our Virginia and West Virginia operations.

.. On July 24, 2001, the Company entered into a definitive agreement to sell and leaseback up to 82 communications towers in the Virginia East Market to American Towers, Inc. for up to $27.9 million.

.. On July 20, 2001, the Company entered into a definitive agreement to sell the PCS license in Kingsport, Tennessee to Lafayette Communications for $11.6 million.

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

         Revenues

         Our revenues are generated from the following categories:

         . wireless communications, consisting of retail, service and wholesale digital PCS revenues;
         . wireline communications, including telephone revenues, fiber optic network usage (or carrier's carrier services), Internet, CLEC, long distance revenues; and,

         . other communications services revenues, including revenues from paging, voicemail, wireless and wireline cable television, our sale and lease of communications equipment and security alarm monitoring and rental of property and equipment, primarily to tenants of certain company owned facilities. Through the disposition date of July 26, 2000, analog cellular revenues are included in this category.

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

Results of Operations

Three and Six Months Ended June 30, 2001
Compared to Three and Six Months Ended June 30, 2000

OVERVIEW

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased $1.8 million, or 25%, from $7.0 million to $5.2 million and $4.9 million, or 35%, from $14.0 million to $9.1 million for the respective three and six month periods ended June 30, 2001 as compared to 2000. Operating income
(loss) decreased $16.8 million from income of $3.6 million to a $13.2 million loss for the three months ended June 30, 2000 and 2001, respectively. Operating income (loss) decreased $34.4 million from income of $7.3 million to a $27.1 million loss for the six months ended June 30, 2000 and 2001, respectively. Pro forma EBITDA improved $1.8 million, or 53%, from $3.4 million to $5.2 million and $6.4 million, from $2.6 million to $9.0 million, for the three and six months ended June 30, 2000 and 2001, respectively. These results reflect relatively steady pro forma year over year improvement in the wireline and wireless businesses. Additionally, pro forma EBITDA for the second quarter of 2001 improved $1.4 million over the first quarter of 2001 results and has shown steady improvements over the last three quarters. Pro forma operating loss increased $.2 million from a loss of $28.4 million for the six months ended June 30, 2000 to a loss of $28.6 million for the six months ended June 30, 2001.

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

Net loss applicable to common shares for the three months ended June 30, 2001 was $23.7 million, which included $19.3 million in interest expense. Net loss applicable to common shares for the six months ended June 30, 2001 was $45.6 million, which included $37.4 million in interest expense and $1.3 million in equity losses from the WV Alliance for the period prior to consolidation.

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

.. Internet Revenues. Revenues from Internet services increased $.8 million, or 25%, and $1.9 million, or 30%, from $3.3 million and $6.4 million to $4.1 million and $8.3 million for the three and six months ended June 30, 2000 and 2001, respectively. The consolidation of R&B Internet in February 2001 accounted for $.2 million and $.3 million of the total increase for the three and six month periods, respectively. Internet subscribers increased 7,800, or 13%, in second quarter 2001 over second quarter 2000, with DSL customer additions accounting for 1,300 of this total, from 1,000 customers at June 30, 2000 to 2,300 customers at June 30, 2001.

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

.. Cable and other Revenues. Cable revenues, including wireless and wireline cable, decreased $.1 million, or 9%, and $.2 million, or 9%, from $1.0 million and $2.0 million for the three and six months ended June 30, 2000 to $.9 million and $1.8 million for the three and six months ended June 30, 2001. Other communications services revenues remained flat for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000; however, revenues decreased $.2 million, or 6%, from $1.9 million for the six months ended June 30, 2000 to $1.7 million for the six months ended June 30, 2001.

OPERATING EXPENSES

TOTAL OPERATING EXPENSES--Total operating expenses increased $49.9 million from $17.9 million to $67.8 million for the three months ended June 30, 2000 and 2001, respectively, and increased $94.4 million from $34.8 million for the six months ended June 30, 2000 to $129.2 million for the six months ended June 30, 2001. Of this increase, $15 million and $29.5 million relates to the increase in depreciation and amortization for the three and six month periods. Of the remaining increase for the comparable six month periods, $66.1 million relates to operating expenses other than depreciation and amortization from the VA Alliance, WV Alliance, VA East and R&B, all of which were consolidated into our results after June 30, 2000. Additionally, operating expenses increased by a total of $1.2 million in our operations which were present in both of the comparable six month periods. These increases were offset by the $2.5 million decrease attributable to analog cellular operation which was disposed of in July 2000.

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

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses increased $15.0 million from $3.4 million to $18.4 million for the three months ended June 30, 2000 and 2001, respectively, and increased $29.4 million from $6.8 million to $36.2 million for the six months ended June 30, 2000 and 2001, respectively. Of the total six month increase, $10.1 million is from amortization of goodwill, other intangible assets and licenses, primarily from the acquisition activity. The digital PCS acquisitions and R&B merger, none of which were included in the results for the period ended June 30, 2000, accounted for $17.0 million and $2.6 million, respectively, of depreciation for the six month period ending June 30, 2001.

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

Interest expense increased $18.7 million and $36.4 million, from $.6 million and $1.0 million for the three and six months ended June 30, 2000, respectively, to $19.3 million and $37.4 million for the three and six months ended June 30, 2001. As noted above, this increase is due to additional financing to fund acquisitions and other third quarter 2000 transactions, and to fund future growth activity in an expanded market (see Note 4 and overview above). Other income, principally interest increased $.9 million and $3.9 million from $.06 million and $.1 million for the three and six months ended June 30, 2000 to $1.0 million and $4.0 million for the three and six months ended June 30, 2001, respectively. This increase is due to the interest earned on restricted cash during the six months ended June 30, 2001, as well as gains of $.7 million from the sale of Illuminet Holding, Inc. ("Illuminet") stock during the second quarter of 2001.

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

INCOME TAXES
Income tax benefits increased $11.2 million from a tax liability of $.08 million for the three months ended June 30, 2000 to a tax benefit of $11.1 million for the three months ended June 30, 2001. Income tax benefits increased $22.5 million from a tax benefit of $.09 million for the six months ended June 30, 2000 to a tax benefit of $22.6 million for the six months ended June 30, 2001. This increase was primarily due to the change in the pre-tax income for the comparable periods. The effective tax rate for six months ended June 30, 2001 was a 38.4% benefit, as compared to the expense rate for the six months ended June 30, 2000 of 48.9%. The 2000 rate was significantly above statutory rates due to the impact of nondeductible goodwill from the NetAccess Internet acquisition and state minimum taxes on a near breakeven profit before income tax. The 2001 benefit rate is below the statutory income tax rates due to the same factors that were present in 2000 and, additionally, nondeductible goodwill from the R&B merger (Notes 4 and 7).

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

.. $53.8 million for the purchase of property and equipment;

.. $3.5 million of proceeds from the final payment from the sale of the directory assistance operation (Note 5);

.. $4.1 million of cash and cash equivalents on hand at R&B at the time of the merger;

.. $3.0 million of repayments from the Alliances;

.. $8.0 million of deposits refunded at the conclusion of an FCC license auction as no additional licenses were purchased from this auction; and,

.. $3.0 million received from the sale of towers and investments.

During the six month period ended June 30, 2000, our investing activities included:

.. $17.2 million in property and equipment;

.. $3.9 million in investments in the Alliances;

.. $2.1 million in net advances to the Alliances;

.. $3.2 million in proceeds from the sale of towers and investments;

.. $7.4 million for the purchase of minority interest; and,

.. $1.4 million for the purchase of an Internet company and its subscribers.

Net cash provided by financing activities for the six month period ended June 30, 2001 aggregated $53.7 million, which includes the following:

.. $55 million in additional draws against the senior credit facility; and,

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

.. future acquisitions; and,

.. significantly increased interest expense.

As a result of the Transactions, our liquidity sources include:

.. cash flows from operations, if any;

.. approximately $53.3 million at June 30, 2001 held in the escrow account to fund the next three semi-annual interest payments on the senior notes, the first of which occurred in February 2001 with the next payment to be made in August 2001;

.. $95 million available under our new credit facility subject to certain conditions;

.. public and private debt and equity markets; and,

.. disposition of additional non-core businesses and assets, such as additional cell towers owned in VA East and excess PCS spectrum (Note 10), and available for sale investments.

We expect capital expenditures for the remainder of 2001 to be between $50 million and $60 million. We expect these capital expenditures to be used to:

.. support the capital needs of our expanded PCS markets and operations;

.. support potential future expansion of PCS, CLEC and Internet access services; and,

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