Form 10-Q/A
period 2001-09-30
NTELOS INC
filed 2002-03-19
CIK 829676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                                   -----------
                                (Amendment No. 1)

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   September 30, 2001      Commission File No.   0-16751
                      ---------------------                         ------------

                                   NTELOS Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                           54-1443350
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I R S employer
incorporation or organization)                           identification no.)

P. O. Box 1990, Waynesboro, Virginia                           22980
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code     540-946-3500
                                                  ---------------------


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

                                EXPLANATORY NOTE
                                ----------------
This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 is being filed in order to reverse the $5.6 million asset impairment charge recorded during the third quarter of 2000 associated with certain switching equipment planned for early disposition and to increase depreciation expense by $2.4 million for the fiscal year ended Decmber 31, 2000 and by $.3 million and $2.0 million for the three and nine months ended September 30, 2001, respectively, to reflect the shortened useful life. Additionally, this amendment adjusts the per share value assigned to the common shares issued in the merger with R&B Communications ("R&B") on February 13, 2001 with a total increase to equity of $48 million and an increase to amortization expense on the related offsetting assets of $.5 million and $1.2 million for the three and nine months ended September 30, 2001. See Note 1 for further details on these restatements and for a summary of the financial statement impact.

                                   NTELOS Inc.

                                    I N D E X

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

        Condensed Consolidated Balance Sheets, September 30, 2001 and
        December 31, 2000                                                  4-5


        Condensed Consolidated Statements of Operations, Three and Nine
        Month Periods Ended September 30, 2001 and 2000                     6


        Condensed Consolidated Statements of Cash Flows, Nine Month
        Periods Ended September 30, 2001 and 2000                           7


        Condensed Consolidated Statements of Shareholders' Equity, Three
        Quarter Periods Ended September 30, 2001 and 2000                   8


        Notes to Condensed Consolidated Financial Statements               9-16


        Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             17-29

        SIGNATURE                                                           30

                                   NTELOS Inc.

                      Condensed Consolidated Balance Sheets



                                                                                               September 30,
                                                                                                   2001
                                                                                              (Unaudited and       December 31,
(In thousands)                                                                                   Restated)             2000
----------------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
   Cash and cash equivalents                                                                $        8,971      $       1,637
   Restricted cash                                                                                   4,550             20,121
   Accounts receivable, net of allowance of $13,573 and $5,100, respectively                        36,305             24,268
   Inventories and supplies                                                                          7,062              7,896
   Other receivables and deposits                                                                   10,443             11,500
   Prepaid expenses and other                                                                        4,600              3,178
   Income tax receivable                                                                                 -              2,930
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                    71,931             71,530
----------------------------------------------------------------------------------------------------------------------------------

Investments and Advances
   Advances to affiliates                                                                                -             66,210
   Securities and investments                                                                       14,440             17,405
   Restricted cash                                                                                  31,317             50,903
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    45,757            134,518
----------------------------------------------------------------------------------------------------------------------------------

Property and Equipment
   Land and building                                                                                47,156             26,988
   Network plant and equipment                                                                     404,564            293,024
   Furniture, fixtures, and other equipment                                                         58,025             39,539
   Radio spectrum licenses                                                                         455,425            428,317
----------------------------------------------------------------------------------------------------------------------------------
      Total in service                                                                             965,170            787,868
   Under construction                                                                               62,744             47,072
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                 1,027,914            834,940
   Less accumulated depreciation                                                                   137,439             86,335
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                   890,475            748,605
----------------------------------------------------------------------------------------------------------------------------------

Other Assets
   Cost in excess of net assets of business acquired,
      less accumulated amortization of $8,672 and $4,253, respectively                             127,310             45,861
   Other intangibles, less accumulated amortization of $8,363 and $3,554, respectively              35,029             44,043
   Deferred charges                                                                                 21,374             26,586
   Deferred tax asset                                                                                4,423                  -
   Radio spectrum licenses not in service                                                           13,828              7,874
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                   201,964            124,364
----------------------------------------------------------------------------------------------------------------------------------

                                                                                            $    1,210,127      $   1,079,017
==================================================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

                      Condensed Consolidated Balance Sheets




                                                                                      September 30, 2001
                                                                                        (Unaudited and             December 31,
(In thousands)                                                                              Restated)                 2000
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                                  $        28,307          $          33,119
   Advance billings and customer deposits                                                     10,216                      6,697
   Accrued payroll                                                                             2,644                      2,420
   Accrued interest                                                                            5,991                     20,894
   Deferred revenue                                                                            6,041                      4,843
   Other accrued liabilities                                                                   7,481                      7,362
   Income taxes payable                                                                          144                          -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              60,824                     75,335
------------------------------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                               638,358                    556,287
------------------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
   Deferred income taxes                                                                           -                     37,505
   Retirement benefits                                                                        17,163                     12,017
   Long-term deferred liabilities                                                             43,886                     13,750
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              61,049                     63,272
------------------------------------------------------------------------------------------------------------------------------------

Minority Interests                                                                               278                      1,258
------------------------------------------------------------------------------------------------------------------------------------

Redeemable, Convertible Preferred Stock                                                      258,632                    246,906
------------------------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
   Preferred stock                                                                                 -                          -
   Common stock                                                                              177,962                     45,272
   Stock warrants                                                                             22,874                     22,874
   Retained earnings                                                                             350                     59,355
   Unrealized (loss) gain on securities available for sale and cash flow hedge,              (10,200)                     8,458
   net
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             190,986                    135,959
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     $     1,210,127          $       1,079,017
====================================================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)



                                                                        Three Months Ended                Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Sept 30, 2001                    Sept 30, 2000
(In thousands except per share amounts)                              (Restated)     Sept 30, 2000     (Restated)      Sept 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Wireless communications                                        $      31,996    $     15,316    $      87,592    $      19,431
  Wireline communications                                               21,513          14,886           63,270           42,666
  Other communications services                                          2,552           3,222            7,280           13,455
------------------------------------------------------------------------------------------------------------------------------------
                                                                        56,061          33,424          158,142           75,552
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Cost of sales (exclusive of items shown separately below)             11,901           5,830           34,627           10,687
  Maintenance and support                                               16,252           8,801           46,012           20,488
  Depreciation and amortization                                         23,150          13,630           59,390           20,381
  Customer operations                                                   16,029          10,978           46,781           18,369
  Corporate operations                                                   4,806           3,362           14,548            7,521
------------------------------------------------------------------------------------------------------------------------------------
                                                                        72,138          42,601          201,358           77,446
------------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                                         (16,077)         (9,177)         (43,216)          (1,894)

Other Income (Expenses)
  Equity loss from PCS investees
     VA PCS Alliance                                                         -            (840)               -           (3,679)
     WV PCS Alliance                                                         -          (1,934)          (1,286)          (5,750)
  Gain on sale of assets                                                22,261          62,633           22,967           62,633
  Other financing costs                                                      -          (6,276)               -           (6,276)
  Interest expense                                                     (19,542)        (12,278)         (56,989)         (13,748)
  Other income, principally interest                                       733           3,051            4,042            3,610
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (12,625)         35,179          (74,482)          34,896

Income Tax (Benefit) Provision                                          (4,075)         14,004          (26,645)          13,917
------------------------------------------------------------------------------------------------------------------------------------

                                                                        (8,550)         21,175          (47,837)          20,979

Minority Interests in Losses (Earnings) of Subsidiaries                      -               -            3,058             (105)
------------------------------------------------------------------------------------------------------------------------------------

(Loss) Income from Continuing Operations                                (8,550)         21,175          (44,779)          20,874

Discontinued operation
   Income (loss) from discontinued operation, net of tax                     -            (290)               -              396
   Gain on sale of discontinued operation, net of tax                        -          16,497                -           16,497
------------------------------------------------------------------------------------------------------------------------------------
Net (Loss) Income                                                       (8,550)         37,381          (44,779)          37,767
Dividend requirements on preferred stock                                 4,849           5,670           14,226            5,670
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) Income Applicable to Common Shares                        $     (13,399)   $     31,711     $    (59,005)    $     32,097
====================================================================================================================================

Basic Earnings Per Common Share:
  (Loss) income from continuing operations                       $       (0.79)   $       1.18      $     (3.62)    $       1.16
  Income from discontinued operation                                         -            1.23                -             1.29
------------------------------------------------------------------------------------------------------------------------------------
    Basic (loss) earnings per common share                       $       (0.79)   $       2.41      $     (3.62)    $       2.45
------------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Common Share
  (Loss) income from continuing operations                       $       (0.79)   $       1.15      $     (3.62)    $       1.14
  Income from discontinued operation                                         -            1.20                -             1.26
------------------------------------------------------------------------------------------------------------------------------------
    Diluted (loss) earnings per common share                     $       (0.79)   $       2.35      $     (3.62)    $       2.40
------------------------------------------------------------------------------------------------------------------------------------

Average shares outstanding - basic                                       16,890         13,128           16,282           13,099
Average shares outstanding - diluted                                     16,890         13,516           16,282           13,359
------------------------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                  $            -   $          -       $        -     $    0.11475
====================================================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                               Nine Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30, 2001
(In thousands)                                                                        (Restated)             September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net (loss) income                                                                $        (44,779)        $          37,767
Deduct income from discontinued operation                                                       -                      (396)
Deduct gain on sale of discontinued operations                                                  -                   (16,497)
--------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                                                  (44,779)                   20,874

Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on disposition of investment                                                      (22,967)                  (62,633)
   Depreciation                                                                            50,348                    17,826
   Amortization                                                                             9,042                     2,555
   Deferred taxes                                                                         (28,318)                   24,490
   Retirement benefits and other                                                             (897)                    2,025
   Accrued interest on long-term debt                                                      23,408                         -
   Accrued interest income on restricted cash                                              (3,164)                        -
   Equity loss from PCS Alliances                                                           1,286                     9,428
   Accretion of loan discount and origination fees                                          3,174                         -
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
   Increase in accounts receivable                                                         (3,032)                   (7,443)
   Decrease in materials and supplies                                                       1,538                       180
   Increase in other current assets                                                        (4,822)                     (503)
   Net changes in income taxes                                                              3,074                    (9,495)
   Increase (decrease) in accounts payable                                                (15,496)                    5,669
   Increase (decrease) in other accrued liabilities                                          (442)                    6,505
   Increase in other current liabilities                                                    1,736                     4,081
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations                                      (30,311)                   13,559
Net cash used in discontinued operation                                                         -                      (544)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                       (30,311)                   13,015

Cash flows from investing activities
Purchases of property and equipment                                                       (72,680)                  (34,153)
Cash payment on purchase of PrimeCo VA                                                          -                  (408,644)
Investment in restricted cash, net                                                              -                   (70,259)
Proceeds from sale of discontinued operation                                                3,500                    31,744
Investments in PCS Alliances                                                                 (687)                  (15,292)
Cash on hand in merged entity                                                               4,096                         -
Advances to PCS Alliances                                                                  (2,960)                  (53,805)
Deposit on assets                                                                           8,000                         -
Proceeds from sale of towers and investments                                               26,992                     3,200
Purchase of minority interest                                                                 (93)                  (10,745)
Acquisition of Internet company and subscribers                                                 -                    (1,364)
Purchase of investments and other                                                            (895)                   (4,618)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (34,727)                 (563,936)
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from issuance of long-term debt                                                   76,000                   520,459
Proceeds from issuance of preferred stock and warrants                                          -                   242,538
Payoff of VA PCS Alliance long-term debt                                                        -                  (118,570)
Cash dividends                                                                                  -                    (1,501)
Payments on senior notes                                                                        -                   (12,727)
Additional payments under lines of credit (net) and other debt instruments                 (2,943)                  (23,530)
Net proceeds from exercise of stock options                                                   533                     1,095
Payment of debt financing closing costs                                                    (1,218)                  (17,722)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  72,372                   590,042
--------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                       7,334                    39,121
Cash and cash equivalents:
Beginning                                                                                   1,637                       198
--------------------------------------------------------------------------------------------------------------------------------

Ending                                                                           $          8,971         $          39,319
================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.
            Condensed Consolidated Statements of Shareholders' Equity
                            (Unaudited and Restated)

                                                                                                        Accumulated
                                                                                                           Other           Total
                                             Common Stock                                 Retained     Comprehensive   Shareholders'
(In thousands)                                  Shares         Amount       Warrants      Earnings         Income          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                       13,060    $    43,943    $       -    $    50,385    $     21,856     $   116,184
Comprehensive loss:
  Net income                                                                                    48
  Unrealized loss on securities available for sale,
     net of $1,533 of deferred tax benefit                                                                  (2,409)
  Comprehensive loss                                                                                                        (2,361)
Dividends on common shares                                                                  (1,501)                         (1,501)
Stock options exercised, net                         34            382                                                         382
------------------------------------------------------------------------------------------------------------------------------------
 Balance, March 31, 2000                          13,094         44,325            -         48,932          19,447         112,704
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                                   337
  Unrealized loss on securities available for sale,
     net of $439 of deferred tax benefit                                                                       686
  Comprehensive income                                                                                                       1,023
Stock options exercised, net                         23            422                                                         422
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                           13,117         44,747            -         49,269          20,133         114,149
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                                37,381
  Unrealized loss on securities available for sale,
     net of $6,148 of deferred tax benefit                                                                  (9,663)
  Comprehensive income                                                                                                      27,718
Dividends on preferred shares                                                               (5,670)                         (5,670)
Issuance of warrants                                                         22,874                                         22,874
Stock options exercised, net                         13            291                                                         291
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                      13,130    $    45,038    $  22,874    $    80,980    $     10,470     $   159,362
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                       13,132    $    45,272    $  22,874    $    59,355    $      8,458     $   135,959
Comprehensive loss:
  Net loss                                                                                 (17,254)
  Cash flow hedge:
     Cumulative effect of the adoption of SFAS No.
       133, net of $2,489 of deferred tax benefit                                                           (3,900)
     Derivative losses, net of $1,523 of deferred tax
       benefit                                                                                              (2,402)
  Unrealized loss on securities available for sale,
     net of $979 of deferred tax benefit                                                                    (1,531)
  Comprehensive loss                                                                                                       (25,087)
Common stock issuance pursuant to R&B Merger      3,716        131,807                                                     131,807
Dividends on preferred shares                                                               (4,687)                         (4,687)
Shares issued through Employee Stock                  7            145                                                         145
Purchase Plan
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                          16,855        177,224       22,874         37,414             625         238,137
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                                                                                 (18,975)
  Unrealized gain on securities available for sale,
     net of $3,626 of deferred tax obligation                                                                5,695
  Derivative gains, net of $866 of deferred tax
     obligation                                                                                              1,361
  Comprehensive loss                                                                                                       (11,919)
Dividends on preferred shares                                                               (4,690)                         (4,690)
Stock options exercised, net                         12            106                                                         106
Shares issued through Employee Stock                  7            146                                                         146
Purchase Plan
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                           16,874        177,476       22,874         13,749           7,681         221,780
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                                                                                  (8,550)
  Realization of gain due to sale of equity
  interest in
     Illuminet Holdings, Inc., net of
     $8,138 of deferred tax obligation                                                                     (12,805)
  Derivative losses, net of $3,231 of
  deferred tax
     Benefit                                                                                                (5,076)
  Comprehensive loss                                                                                                       (26,431)
Dividends on preferred shares                                                               (4,849)                         (4,849)
Stock issuance for purchase of minority              20            350                                                         350
interest
Stock options exercised, net                          3              -                                                           -
Shares issued through Employee Stock                 11            136                                                         136
Purchase Plan
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                      16,908    $   177,962    $  22,874    $       350    $    (10,200)    $   190,986
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

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

        As noted in the explanatory note which precedes these financial statements, this Form 10-Q/A is being filed to amend the previously reported Form 10-Q for the fiscal period ended September 30, 2001. As a result of the PrimeCo VA acquisition in July 2000 and the planned merger with R&B Communications, Inc. ("R&B") (announced in May 2000), both of which utilize Lucent switching equipment, the Company decided to convert to a uniform Lucent switching platform. Accordingly, the Company recognized a $5.6 million ($3.4 million after tax) write-down of existing equipment in the third quarter 2000. This represents a write-down to its estimated net realizable value with the originally planned disposition in the middle of 2001. This write-down was calculated using the held for disposal method under Statement of Financial Accounting Standards ("SFAS") No. 121. However, the Company continued to utilize this equipment within its business prior to its planned disposal date and did not have the ability to replace the assets at the time of the write-down according to ability as discussed in "Staff Accounting Bulletin 100: Restructuring and Impairment Charges" (SAB 100) since the replacement switch was not physically on site and operational at the time of the original write-down. SAB 100 is an interpretive guidance issued by the Securities and Exchange Commission to, among other things, clarify the appropriate timing of this type of write-down under SFAS No. 121. During the second quarter 2001, certain events occurred which resulted in the delay of the planned switch replacement until the middle of 2002. Therefore, this document restates the original Form 10-Q to reflect the reversal of the $5.6 million asset impairment charge taken in the quarter ended September 30, 2000 and to recognize $2.8 million in additional depreciation taken during in the third and fourth quarters of 2000. Additionally, additional depreciation of $.3 million and $2.0 million is recorded for the three and nine months ended September 30, 2001, respectively.

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued


        Relative to the merger with R&B, the Company issued 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The merger was accounted for using the purchase method of accounting. The value that the Company assigned to the 3.7 million shares was $83.9 million, or $22.56 per share, based on an average trading price of the Company's common stock on the transaction closing date. However, since the exchange of shares was not subject to change pursuant to the existing terms of the merger agreement, "Emerging Issue Task Force Bulletin 99-12" (EITF 99-12) requires the price to be set at the time the terms were agreed to and announced. Significant terms of this merger were agreed to and the transaction was announced in May 2000 at which time the value of the 3.7 million shares, using average trading prices at the time, was $131.8 million, or $35.47 per share. Therefore, the original Form 10-Q is restated to reflect the value of the common stock issued in the R&B merger at $131.8 million in the quarter ended March 31, 2001, and to record additional goodwill and license write-up of $48.0 million and the related $.5 million and $1.2 million in amortization associated with this write-up for the three and nine months ended September 30, 2001, respectively.

        The following is a summary of the effects this restatement has on the September 30, 2001 financial statements (amounts in 000's except Earnings Per Share):


                                                                      September 30, 2001
                                                             ------------------------------------
        Excerpt from Condensed Consolidated                                          Originally         Increase
        Balance Sheet                                            (Restated)           Reported         (decrease)
        ---------------------------------------------------------------------------------------------------------
        Network plant and equipment                          $      404,564      $     397,028    $        7,536
        Radio Spectrum Licenses                                     455,425            444,742            10,683
        Less accumulated depreciation                               137,439            130,556             6,883
        Net property and equipment                                  890,475            879,139            11,336
        Costs in excess of net assets of business acquired          127,310             94,835            32,475
        Deferred Tax Asset                                            4,423              4,352                71
        Radio Spectrum Licenses in Other Assets                      13,828             10,078             3,750
        Common Stock                                                177,962            130,006            47,956
        Retained Earnings                                               350                674              (324)



                                                                      Three Months Ended
                                                                      September 30, 2001
                                                             ------------------------------------
        Excerpt from Condensed Consolidated                                          Originally         Increase
        Statements of Income                                       (Restated)         Reported         (decrease)
        -----------------------------------------------------------------------------------------------------------
        Depreciation and amortization                        $       23,150      $      22,373    $          777
        Operating loss                                              (16,077)           (15,300)              777
        Income taxes                                                 (4,075)            (3,812)              263
        Loss from continuing operations per
          common share                                               (8,550)            (8,036)              514
        Net loss                                                     (8,550)            (8,036)              514
        Loss applicable to common shares                            (13,399)           (12,885)              514
        Loss from continuing operations per
          common share-basic and diluted                     $        (0.79)     $       (0.76)   $         0.03
        Loss per common share-basic and diluted              $        (0.79)     $       (0.76)   $         0.03

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued



                                                                      Nine Months Ended
                                                                      September 30, 2001
                                                             ------------------------------------
        Excerpt from Condensed Consolidated                                          Originally         Increase
        Statements of Income                                     (Restated)           Reported         (decrease)
        ----------------------------------------------------------------------------------------------------------
        Depreciation and amortization                        $       59,390      $      56,182    $        3,208
        Operating loss                                              (43,216)           (40,008)           (3,208)
        Income taxes                                                (26,645)           (25,448)           (1,197)
        Loss from continuing operations                             (44,779)           (42,768)           (2,011)
        Net loss                                                    (44,779)           (42,768)           (2,011)
        Loss applicable to common shares                            (59,005)           (56,994)           (2,011)
        Loss from continuing operations-diluted                       (3.62)             (3.50)            (0.12)
        Diluted loss per common share                        $        (3.62)     $       (3.50)   $        (0.12)


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

        Depreciation and amortization of corporate assets is included in the "other" column in the tables below. This amounted to $.5 million for the quarters ended September 30, 2000 and 2001 of the total "other" depreciation and amortization. This amounted to $1.1 million for the nine month periods ended September 30, 2000 and 2001 of the total "other" depreciation and amortization.


                                                                                             Analog
(in thousands)            Telephone      Network      CLEC       Internet   Wireless PCS    Cellular       Other          Total
------------------------------------------------------------------------------------------------------------------------------------
For the three month period ended September 30, 2001 (Restated)
--------------------------------------------------------------
Revenues                $    10,929    $    2,397  $     4,022 $     4,165  $     31,996  $          -  $     2,552  $       56,061
EBITDA*                       6,873         1,951         (226)        354        (2,968)            -        1,089           7,073
Depreciation &
   Amortization               2,843         1,069          609         996        17,016             -          617          23,150

For the three month period ended September 30, 2000
---------------------------------------------------
Revenues                $     8,058    $      795  $     2,578 $     3,455  $     15,316  $        709  $     2,513  $       33,424
EBITDA*                       5,632           525           91        (145)       (2,770)          210          910           4,453
Depreciation &
   Amortization               1,075           256          503       1,117         9,593           (18)       1,104          13,630


                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued



                                                                                             Analog
(in thousands)            Telephone      Network      CLEC       Internet   Wireless PCS    Cellular       Other          Total
------------------------------------------------------------------------------------------------------------------------------------
As of and for the nine month period ended September 30, 2001 (Restated)
-----------------------------------------------------------------------
Revenues                $    31,472    $    6,312  $    13,020 $    12,466  $     87,592  $          -  $     7,280  $      158,142
EBITDA*                      20,039         5,087        1,261         668       (13,705)            -        2,824          16,174
Depreciation &
   Amortization               7,616         2,644        1,748       2,905        42,844             -        1,633          59,390

Total Segment Assets        128,768        53,295       30,108      18,220       805,104             -       32,101       1,067,596
Corporate Assets                                                                                                            142,531
                                                                                                                     ---------------
Total Assets                                                                                                         $    1,210,127
                                                                                                                     ===============

As of and for the nine month period ended September 30, 2000
------------------------------------------------------------
Revenues                $    24,049    $    2,667  $     6,124 $     9,827  $     19,430  $      5,556  $     7,899  $       75,552
EBITDA*                      16,611         1,760         (452)       (724)       (4,006)        2,652        2,646          18,487
Depreciation &
   Amortization               3,142           605        1,147       2,582         9,593           394        2,918          20,381
Total Segment Assets         50,748        11,580       22,271      19,035       683,616             -       33,649         820,899
Corporate Assets                                                                                                            253,248
                                                                                                                     ---------------
Total Assets                                                                                                         $    1,074,147
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

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued


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

7.   FINANCIAL INSTRUMENTS

        As noted in Note 1, the Company has adopted SFAS No. 133 and 138 and has reported the effect of this

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued


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

8.   INCOME TAXES

        The effective tax rate in the nine month period ended September 30, 2001 was 37.3% as compared to an effective income tax rate at December 31, 2000 of 25.6%. Non deductible amortization totaled $.3 million in 2000 and the Company estimates the non-deductible amortization in 2001 will be $4.8 million. Additionally, the Company's net operating loss carryforward was approximately $20 million at December 31, 2000 and, at September 30, 2001, is estimated to be approximately $47 million for the 2001 year end. The Company has not recognized a valuation allowance based on available tax planning strategies which would result in the Company recognizing the tax benefit over the remaining statutory carryforward period.

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

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2001
         (In thousands, except per share data)     (Restated)          2000
         -----------------------------------------------------------------------
         Operating revenues                      $  163,309        $   133,117
         Operating expenses                         202,043            183,946
         Operating loss                             (44,920)           (52,314)
         Net loss from continuing operations        (48,073)           (66,164)
         Dividend requirements on preferred stock   (14,226)           (13,813)
         Loss applicable to common shares           (62,299)           (79,977)
         Net loss per common share:
            Basic and diluted                    $    (3.70)       $     (4.75)


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

        CEI is an ICP with a service area that covers southern and central Pennsylvania and is contiguous to the Company's Virginia and West Virginia operations. CEI provides local and competitive local telephone services with 85,000 and 17,000 access lines, respectively, throughout central Pennsylvania. Additionally, CEI has 41,000 long distance customers, 19,000 wireless PCS subscribers, over 1,000 high-speed Internet customers and 5,000 paging customers. CEI generated earnings before income taxes, depreciation and amortization of $19.2 million in 2000 and $21.3 million for the nine months ended September 30, 2001.

        On August 28, 2001 the Company and CEI announced the signing of a definitive purchase agreement with VoiceStream Wireless to sell to VoiceStream the Conestoga Wireless GSM (Global System of Mobile

                                  NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

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

During the second half of 2000 and into 2001, we have significantly expanded the scope of the geographic markets that we serve and have focused our growth efforts on our core communications services, primarily digital PCS services, local telephone services and Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission. Over the last eighteen months, we completed the following:

.. closed the merger agreement with R&B, an integrated communications provider in a geographic market contiguous to ours and commensurate therewith, consolidated the WV Alliance (final closing in February 2001) (Note 4);

.. acquired certain PCS licenses currently owned by AT&T that added a population of 2.5 million in certain markets in Pennsylvania contiguous to our existing license holdings in exchange for Wireless Communication Services ("WCS") licenses that we own but which were not in service (final closing in April
2001);

.. acquired additional PCS licenses from AT&T that added an additional population of .4 million in southeastern Ohio in markets contiguous to our existing license holdings in exchange for other non-operating WCS licenses (final closing in October 2001);

.. acquired the wireless licenses, assets and operations of PrimeCo Personal Communications, L.P. ("PrimeCo") in the Richmond and Hampton Roads, Virginia markets ("PrimeCo VA" and also referred to within our operations as "VA East");

.. issued and sold of $375 million of senior and subordinated notes;

.. closed on $325 million senior credit facility, with $150 million borrowed on the date of the PrimeCo VA closing, $175 million outstanding at year-end and $251 million outstanding at September 30, 2001;

.. paid existing senior indebtedness and refinanced VA and WV Alliance debt obligations;

.. issued and sold $250 million of redeemable, convertible preferred stock;

.. redeemed the series A preferred membership interest in the VA Alliance and converted the series B preferred membership interest into common interest;

.. disposed of RSA5 and the analog assets and operations of RSA6 in connection with the PrimeCo VA acquisition; and,

                                  NTELOS Inc.

Item 2.  Management's Discussion And Analysis
         Of Financial Condition And Results Of Operations

.. disposed of our directory assistance operations.

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

.. On August 28, 2001, NTLEOS and CEI announced the signing of a definitive purchase agreement with VoiceStream Wireless to sell to VoiceStream the Conestoga Wireless GSM ("Global System of Mobile Communications") network in central Pennsylvania for $60 million. This sale of assets is subject to consummation of the CEI merger, regulatory approvals and other customary conditions and includes the PCS licenses, the wireless network assets and operations and approximately 19,000 PCS customers of Conestoga Wireless.

.. On July 20, 2001, we entered into a definitive agreement, which is subject to FCC approval, to sell the PCS license in Kingsport, Tennessee to Lafayette Communications for $11.6 million.

.. On July 24, 2001, we entered into a definitive agreement to sell and leaseback up to 82 communications towers in the Virginia East market to American Towers, Inc. for up to $27.9 million. On November 1, 2001, the Company closed on 46 towers for proceeds of $15.6 million. A subsequent closing of up to 36 towers is anticipated to occur before year-end.

.. On August 24, 2001, we signed an amendment to the existing wholesale network services agreement between the VA Alliance and WV Alliance and Horizon Personal Communications, Inc. The amendment stipulated implementation of third generation digital PCS technology across the alliances' network and modified the standard wholesale prices for network services over the next 30 month term.

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

                                  NTELOS Inc.

Item 2.  Management's Discussion And Analysis
         Of Financial Condition And Results Of Operations

Results of Operations

Three and Nine Month Periods Ended September 30, 2001
Compared to Three and Nine Month Periods Ended September 30, 2000

OVERVIEW

Operating income before depreciation and amortization and asset write-down and impairment charges ("EBITDA") increased $2.6 million, or 59%, from $4.5 million to $7.1 million for the three months ended September 30, 2001 as compared to 2000. Operating loss increased by $6.9 million, or 75%, from $9.2 million to $16.1 million for the three months ended September 30, 2000 and 2001, respectively. Pro forma EBITDA improved $4.1 million from $3.0 million to $7.1 million for the three months ended September 2000 and 2001, respectively. EBITDA improvements reflect relatively steady pro forma year over year improvements in the wireless and wireline revenue and operating performance. PCS pro forma operating cash flows before costs of acquisition ("COA") continued improvement trends at $9.0 million for the third quarter 2001 compared to $8.0 million and $6.0 million in the second and first quarters 2001, respectively. Operating losses increased $1.9 million, or 14%, from $13.4 million to $15.3 million for the three months ended September 30 2000 and 2001, respectively, with $2.6 million of depreciation acceleration recognized in the third quarter of 2001 with respect to certain wireless network and equipment scheduled to be replaced in 2002 and 2003 due to recently announced plans to upgrade to 3G-1XRTT technology (see "Depreciation and Amortization Expenses" below).

EBITDA decreased $2.3 million, or 13%, from $18.5 million to $16.2 million for the nine months ended September 30, 2000 and 2001, respectively. Operating loss increased $41.3 million, from $1.9 million to $43.2 million for the nine months ended September 30, 2000 and 2001, respectively. Pro forma EBITDA improved $10.4 million from $5.6 million to $16.0 million for the nine months ended September 30, 2000 and 2001, respectively. For the nine months ended September 30, 2001, PCS pro forma operating cash flows before COA totaled $23.1 million, an increase of 85% over the $12.5 million from the same nine months in 2000. Nine month actual result comparisons do not reflect the effects of the significant transactions we have executed just prior to or during this period which are discussed above and are defined as the "Transactions". Pro forma results demonstrate operating result growth in the wireless and wireline businesses. Pro forma operating loss decreased $1.9 million, or 4%, from a loss of $46.6 million for the nine months ended September 30, 2000 to a loss of $44.7 million for the nine months ended September 30, 2001.

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

Net loss applicable to common shares for the three months ended September 30, 2001 was $13.4 million as compared to net income applicable to common shares of $31.7 million for the 2000 comparable period. Net loss applicable to common shares for the nine months ended September 30, 2001 was $59.0 million as compared to net income applicable to common shares for the nine months ended September 30, 2000 of $32.1 million. The current year to date results as compared to the prior year include a $22.3 gain for sale of investments in 2001 versus a $62.6 million gain on sale of assets in 2000, a $43.2 million increase in interest expense associated with the increased average debt outstanding, significant increases in intangible amortization associated with the Transactions, and a $8.6 million increase in preferred stock dividends in 2001 over 2000 due primarily to a full versus partial period.

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

.. CLEC Revenues. CLEC revenues increased $1.4 million, or 56%, from $2.6 million for the three months ended September 30, 2000 to $4.0 million for the three months ended September 30, 2001 and increased $6.9 million, or 113%, from $6.1 million for the nine months ended September 30, 2000 to $13.0 million for the nine months ended September 30, 2001. Of the increases for the three and nine month periods, $.9 million (61%) and $2.1 million (31%), respectively, is attributable to the consolidation of R&B's CLEC operation in February 2001 and $.6 million (43%) and $3.2 million (46%), respectively, is due to increased revenues in the Virginia CLEC market. Excluding the R&B market, which increased 2,800 lines (57%), CLEC access lines increased 9,700, or 74%. We finished the third quarter 2001 with 30,700 CLEC access lines, an increase of 15.6% over the previous quarter. Reciprocal compensation revenues for the comparable nine month periods increased $.6 million from $2.4 million to $3.0 million but fell sharply to $.4 million for the third quarter of 2001 compared to $1.2 million in each of the first two quarters of 2001 due to lower rates that went into effect in June 2001.

.. Internet Revenues. Revenues from Internet services increased $.7 million, or 21%, from $3.4 million to $4.1 million for the three months ended September 30, 2000 and 2001, respectively. These revenues increased $2.6 million, or 27%, from $9.8 million to $12.4 million for the nine months ended September 30, 2000 and 2001, respectively. The consolidation of R&B's Internet operation in February 2001 accounted for $.2 million (29%) and $.5 million (20%) of the total increase for the three and nine month periods, respectively. Internet subscribers increased 12,500, or 21%, in third quarter 2001 over third quarter 2000, with DSL customer additions accounting for 1,800 of this total, as DSL customers increased from 1,200 customers at September 30, 2000 to 3,000 customers at September 30, 2001. DSL showed 30.1% customer growth in the third quarter of 2001 over the second quarter of 2001 and the number of dial up customers grew 6.7% during this same period.

OTHER COMMUNICATIONS SERVICES REVENUES--Other communications services revenues, including other R&B, decreased $.7 million, or 21%, from $3.2 million to $2.5 million for the three month periods ended September 30, 2000 and 2001, respectively, and decreased $6.2 million, or 46%, from $13.5 million to $7.3 million for the nine month periods ended September 30, 2000 and 2001, respectively.

.. Other Wireless Revenues. Other wireless revenues consist of revenues from analog cellular, paging and voicemail. These revenues decreased $1.0 million, or 65%, from $1.5 million to $.5 million for the three months ended September 30, 2000 and 2001, respectively. These revenues decreased $6.2 million, or 79%, from $7.9 million to $1.7 million for the nine months ended September 30, 2000 and 2001, respectively. This decrease reflects the absence of analog cellular revenue in 2001, as the business was sold in July 2000 in connection with the acquisition of VA East. Analog cellular revenue was $.7 million for the three months ended September 30, 2000 and $5.6 million for the nine months ended September 30, 2000. Voicemail and paging revenue decreased $.3 million, or 36%, from $.8 million for the three months ended September 30, 2000 to $.5 million for the three months ended September 30, 2001 and decreased $.7 million, or 28%, from $2.3 million for the nine months ended September 30, 2000 to $1.6 million for the nine months ended September 30, 2001 due primarily to the 20% decrease in paging customers.

                                  NTELOS Inc.

Item 2.  Management's Discussion And Analysis
         Of Financial Condition And Results Of Operations

.. Cable and other Revenues. Cable revenues, including wireless and wireline cable, remained flat for the three months ended September 30, 2001 as compared to 2000, and decreased $.2 million, or 8%, from $3.0 million to $2.8 million for the nine months ended September 30, 2000 and September 30, 2001, respectively. Other communications services revenues remained relatively flat for the three months ended September 30, 2001 as compared to 2000. However, other communications services revenues decreased $.5 million, or 18%, from $2.5 million for the nine months ended September 30, 2000 to $2.0 million for the nine months ended September 30, 2001. The decline from the prior year is attributable primarily to 13% decrease in wireless cable subscribers partial offset by the consolidation of R&B's cable and paging operations in February 2001 which accounted for $.3 million and $.7 million of the total three and nine month revenues in 2001.

OPERATING EXPENSES

TOTAL OPERATING EXPENSES--Total operating expenses increased $29.5 million, or 69%, from $42.6 million to $72.1 million for the three months ended September 30, 2000 and 2001, respectively, and increased $124.0 million, from $77.4 million for the nine months ended September 30, 2000 to $201.4 million for the nine months ended September 30, 2001. Of this increase, $9.5 million and $39.0 million relates to the increase in depreciation and amortization for the three and nine month respective periods. Of the remaining increase for the comparable three and nine month periods, $6.1 million and $56.9 million, respectively, relates to operating expenses other than depreciation and amortization from the VA Alliance and VA East, which were consolidated into our results beginning in July 2000, and $10.5 million and $25.7 million, respectively, is from the WV Alliance and R&B, which were consolidated into our results after February 13, 2001. Additionally, operating expenses increased by a total of $3.6 million and $5.7 million in our operations that were present in both of the comparable three and nine month respective periods. These increases were offset by the $.5 million and $2.9 million decreases attributable to the analog cellular operation, which was disposed of in July 2000, for the three and nine months ended September 30, 2001 as compared to 2000, respectively.

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

MAINTENANCE AND SUPPORT EXPENSES--Maintenance and support expenses increased $7.5 million, or 85%, from $8.8 million to $16.3 million for the three months ended September 30, 2000 and 2001, respectively, and increased $25.5 million, or 125%, from $20.5 million to $46.0 million for the nine months ended September 30, 2000 and 2001, respectively. This increase was primarily attributable to the significant growth by acquisition in the wireless segment, as this accounted for $3.3 million of the total three month increase and $16.4 million of the total nine month increase. In addition, CLEC accounted for $1.3 million of the total three month increase and $5.0 million of the total nine month increase, and ILEC accounted for $.5 million of the total three month increase and $2.0 million of

                                  NTELOS Inc.

Item 2.  Management's Discussion And Analysis
         Of Financial Condition And Results Of Operations

the total nine month increase. The other remaining increase was spread relatively evenly among the other segments. The largest driver of expense increase in all cases relates to network access and other plant related expenses due to geographic expansions and new facilities-related costs from acquisitions. These types of expenses represent the largest start-up expense from geographic expansion. Maintenance and support expenses as a percent of total revenues increased from 26% and 27% for the three and nine months ended September 30, 2000, respectively, to 29% for the three and nine months ended September 30, 2001 due to higher composition of wireless business to the total company, which carries slightly higher maintenance and support costs.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses increased $9.6 million, or 70%, from $13.6 million to $23.2 million for the three months ended September 30, 2000 and 2001, respectively, and increased $39.0 million, from $20.4 million to $59.4 million for the nine months ended September 30, 2000 and 2001, respectively. Of the total nine month increase, $8.3 million is from amortization of goodwill, other intangible assets and licenses, primarily from the acquisition activity. The WV Alliance consolidation and the R&B merger, none of which were included in the results for the period ended September 30, 2000, accounted for $2.9 million and $6.0 million, respectively, of depreciation for the nine month period ending September 30, 2001. The inclusion of VA East and VA Alliance depreciation for the full versus the prior year partial period, together with the significant increase in the related property and equipment, accounted for $18.1 million of the increase. Also within the VA Alliance and WV Alliance third quarter 2001 depreciation, we recognized an additional $2.6 million depreciation charge related to certain wireless network equipment scheduled to be replaced due to our planned upgrade to the third generation (3G-1XRTT) technology to be implemented in the VA Alliance and WV Alliance markets over the period from October 2001 to June 2003. This is in connection with a recent amendment to our Sprint/Horizon network services agreement which, as noted above, provides for scheduled wholesale revenue minimums over the 30 months commencing July 1, 2001 in return for the Company's commitment to upgrade the Alliances' network to 3G-1XRTT technology for an estimated capital outlay of $40-$45 million which will enable offerings of high-speed data applications. The remaining increase related to the higher property and equipment asset base.

CUSTOMER OPERATIONS EXPENSES--Customer operations expenses increased $5.0 million, or 46%, from $11.0 million to $16.0 million for the three months ended September 30, 2000 and 2001, respectively. Customer operations expenses increased $28.4 million, or 155%, from $18.4 million to $46.8 million for the nine months ended September 30, 2000 and 2001, respectively. Of this total increase, $3.1 million and $25.7 million occurred in the wireless segment for the three and nine month periods, respectively. The total customer operations increase relates primarily to marketing and sales activities, such as the increases to operating expenses associated with adding new retail locations (24 added since September 2000) and other resources to the sales function, as well as the direct commissions associated with customer additions. Additionally, customer care costs increased significantly, primarily resulting from the significant PCS customer additions. Despite this overall increase, PCS customer care costs per subscriber per month fell from an average of $4.84 for the nine month period ended September 30, 2000 to $2.89 for the same period in 2001. As a percentage of total revenue, customer operations expenses increased from 24% to 30% over the related nine month periods ended September 30, 2000 and 2001, respectively. However, customer operations as a percentage of total revenues decreased from 33% in the third quarter of 2000 to 29% in the third quarter of 2001. The nine month comparative increase is due to the partial period inclusion of the acquired PCS businesses which contain a higher ratio of customer operations costs to revenues due to the transaction volume and the increased retail sales channel activity as compared to the overall wireline businesses.

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

INCOME TAXES
Income tax benefits increased $18.1 million, from a tax expense of $14.0 million for the three months ended September 30, 2000 to a tax benefit of $4.1 million for the three months ended September 30, 2001. Income tax benefits increased $40.5 million, from a tax expense of $13.9 million for the nine months ended September 30, 2000 to a tax benefit of $26.6 million for the nine months ended September 30, 2001. This increase was primarily due to the change in the pre-tax income for the comparable periods. The effective tax rate for nine months ended September 30, 2001 was a 37.3% benefit, as compared to the expense rate for the nine months ended September 30, 2000 of 40%. The 2000 rate was significantly above statutory rates due to the impact of nondeductible goodwill from the Net Access Internet acquisition and state minimum taxes on a near breakeven profit before income tax. The 2001 benefit rate is below the statutory income tax rates due to the same factors that were present in 2000 and, additionally, nondeductible goodwill from the R&B merger (Notes 4 and 7).

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

During the nine month period ended September 30, 2000, net cash provided by operating activities was $13.0 million, with $14.5 million provided by operations, $1.0 million used by the net negative changes in operating assets and liabilities and $.5 million used by discontinued operation. Principal changes in operating assets and liabilities were as follows: income taxes receivable decreased $9.5 million from December 31, 1999 to September 30, 2000 due primarily to PCS losses, offset by an $11.1 million tax on gain on sale of discontinued operation; and accounts payable and other current liabilities increased $16.3 million due primarily to increases in current liabilities of the VA Alliance and the VA East operations from the July 25, 2000 transaction date.

Our cash flows used in investing activities for the nine month period ended September 30, 2001 aggregated $34.7 million and included the following:

.. $72.7 million for the purchase of property and equipment;

.. $3.5 million of proceeds from the final payment from the sale of the directory assistance operation (Note 5);

.. $4.1 million of cash and cash equivalents on hand at R&B at the time of the merger;

.. $3.0 million of advances to the Alliances;

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

.. $76.0 million proceeds from the issuance of long-term debt;

                                  NTELOS Inc.

Item 2.  Management's Discussion And Analysis
         Of Financial Condition And Results Of Operations

.. $2.9 million in other debt payments; and,

.. $1.2 million in debt amendment costs related to the CEI transaction (Note 11).

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

.. $74 million available under our senior credit facility subject to certain conditions;

.. disposition of additional non-core businesses and assets, such as additional cell towers owned in VA East and excess PCS spectrum (Note 10), and available for sale investments; and,

.. public and private debt and equity markets.

We expect capital expenditures for the remainder of 2001 to be between $30 million and $40 million. We expect these capital expenditures to be used to:

.. support the capital needs of our expanded PCS markets and operations;

.. support the capital needed to begin implementation of the third generation digital PCS technology in markets covered by the Sprint/Horizon agreement; and,

.. support potential future expansion of PCS, CLEC and Internet access services.

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