Form 10-K
period 2001-12-31
NTELOS INC
filed 2002-04-01
CIK 829676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                                -----------------

         X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---
                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2001
                                           -----------------

                                       OR

         ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to __________

                         Commission File Number: 0-16751

                                   NTELOS INC.
               (Exact Name of Registrant as Specified in Charter)

                Virginia                                  54-1443350
        (State of Incorporation)               (IRS Employer Identification No.)

                                 P. O. Box 1990
                           Waynesboro, Virginia 22980
                    (Address of principal executive offices)


                                 (540) 946-3500
              (Registrant's telephone number, including area code)

                               ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of Each Class           Name of Each Exchange on Which Register
        -------------------           ---------------------------------------

              None                                  None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
                           --------------------------

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    X        NO  ____
     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2002, $78,060,933 (In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The aggregate market value has been computed based upon the average of the bid and asked prices as of March 18, 2002.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:   Common Stock, no par value

Outstanding:  As of March 18, 2002, 17,227,317 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Information from the following documents has been incorporated by reference in this report:

         --- Proxy Statement for 2002 Annual Meeting of Shareholders - PARTS I AND III

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

         Our business encompasses both wireless and wireline communications services:

..        Wireless. Our wireless business consists primarily of digital PCS
         --------
         services, which we offer in Virginia, West Virginia, North Carolina and Kentucky. We began offering digital PCS services in late 1997 and offered analog cellular until July 2000. Our PCS network utilizes digital CDMA technology. As of December 31, 2001, we owned licenses covering approximately 10.2 million pops and provided PCS services to approximately 223,800 subscribers.

..        Wireline. We provide ILEC and CLEC services in Virginia, West Virginia
         --------
         and Tennessee. As an ILEC, we own and operate a 105-year-old local telephone company. As of December 31, 2001, our ILEC had approximately 52,000 residential and business access lines installed. As a CLEC, we serve 15 markets in three states. Since commencing CLEC operations in mid-1998, we have grown our number of installed business access lines to approximately 33,600 as of December 31, 2001. In addition, we provide wireline Internet access through a local presence in Virginia, West Virginia, Tennessee and North Carolina. We offer high-speed data services, such as dedicated service and DSL within these three states. As of December 31, 2001, our Internet customer base totaled approximately 70,200 dial-up subscribers and 4,000 DSL subscribers.

         Our wireless and wireline businesses are supported by our fiber optic network, which currently includes 1,600 route-miles. This network gives us the ability to originate, transport and terminate much of our customers' communications traffic in many of our service markets. We also use our network to back-haul communications traffic for our retail services and to serve as a carrier's carrier, providing transport services to third parties for long distance, Internet and private network services. Our fiber optic network is connected to and marketed with adjacent fiber optic networks in the mid-Atlantic region.

         See Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this report for financial information about industry segments.

Business Strategy

         Our objective is to be the leading integrated communications provider in our region of operations. The key elements of our business strategy are to:

         Increase Market Share by Establishing Service-Driven Customer
         -------------------------------------------------------------
Relationships through a Local Presence. We intend to grow our business by
--------------------------------------
leveraging our local presence and continuing our focus on providing high levels of customer satisfaction. We plan to accomplish this by increasing local retail outlets in our new markets and a business to business sales team that provides face-to-face sales and personalized client care. We intend to enhance our local presence by continuing our support of the communities that we serve, including corporate and employee participation in community programs, and expanding this support to our target markets.. We will reinforce our customer relationships by continuing to provide integrated, personalized customer care in each of our markets. We intend to do this through our retail locations, which also serve as customer care centers, and our 24 hours-a-day, 365 days-a-year call centers.

         Accelerate Growth by Offering Bundled Services. We intend to accelerate
         ----------------------------------------------
our growth by offering a broad range of communications services in a bundled package and on a single bill. In 2001 we broadened our service offerings by offering DSL services to residential customers through the use of line sharing technology. We believe that by cross-selling multiple products and services, we are building new customer relationships, strengthening the partnership with existing customers and increasing customer retention.

         Leverage Our Fiber Optic Network, Infrastructure and Technologies. Our
         -----------------------------------------------------------------
infrastructure, including our fiber optic network, switches and routers, is a technologically-advanced communications facility that connects many of our markets. We intend to offer our broad range of communications services in many of our markets and deliver those services over infrastructure that we control and maintain. We also intend to continue using our network to serve as a carrier's carrier, offering switching and transport services to other communications carriers. As Internet and data transmission markets grow, we plan to utilize our network infrastructure to deliver high-speed broadband data applications to our customers. As new wireless data applications become available, we also intend to use our PCS bandwidth capacity, which ranges from 10 MHz to 40 MHz in our markets to capitalize on opportunities in the growing market for wireless Internet access and data transmission.

Recent Developments

         We have expanded the geographic region that we serve and focused our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services. We have also divested non-strategic assets and excess PCS spectrum. Transactions that were completed in 2001 and the first quarter of 2002 include the:

..        merger with R&B Communications;

..        purchase of PCS spectrum covering 2.9 million pops in Pennsylvania and
         Ohio in exchange for WCS spectrum in Virginia;

..        increase of our ownership interest in the Virginia and West Virginia
         PCS Alliances to 97% and 98%, respectively, through the merger with R&B Communications and buyout of certain other minority interests;

..        sale of our Kingsport, Tennessee PCS licenses;

..        entered into agreements for the sale of certain PCS licenses covering
         225,000 pops in Pennsylvania, 570,000 pops in West Virginia, and 373,000 pops in Virginia;

..        sale of 46 and 24 communications towers in fourth quarter 2001 and first quarter 2002, respectively; and,

..        sales of our 925,789 shares of Illuminet Holdings, Inc. for $30.3 million.



         R&B Communications, Inc.

         Pursuant to an agreement and plan of merger, we merged with R&B Communications, Inc. ("R&B Communications") on February 13, 2001, by issuing approximately 3.7 million shares of our common stock for all of the issued and outstanding shares of R&B Communications common stock. The merger was a tax-free reorganization and was accounted for as a purchase.

         R&B Communications is an integrated communications provider offering a broad range of products and services, including ILEC, CLEC, Internet access, data transmission facilities and paging and long distance telephone services. NTELOS and R&B Communications have pursued joint initiatives in the Virginia and West Virginia communications markets for a number of years, including ValleyNet, a fiber optic consortium, the Virginia PCS

Alliance, L.C. (the "VA Alliance") and the West Virginia PCS Alliance, L.C. (the "WV Alliance" and, together with the VA Alliance, the "Alliances"), through which both of us conduct PCS operations, and acquisitions of several digital PCS and LMDS wireless spectrum licenses. R&B Communications operates as an ILEC in Botetourt County, Virginia and offers its CLEC services in Roanoke, Virginia and the New River Valley of Virginia. The merger also added approximately 200 miles to our fiber optic network.

Our Wireless Markets

         The following table sets forth information as of March 22, 2002, regarding estimated market pops, market MHz held and total MHz pops in the digital PCS markets in which we operate and the markets in which we have licenses but do not yet operate:

Market Name                                   POPs (000) *       MHz Held       MHz POPs
-----------                                   ------------       --------       --------
Operating Markets
Virginia
     Charlottesville (1)                           215              30            6,450
     Danville                                      170              30            5,100
     Harrisonburg                                  143              20            2,860
     Lynchburg                                     158              30            4,740
     Martinsville                                   89              30            2,670
     Norfolk                                     1,763              20           35,260
     Richmond                                    1,211              20           24,220
     Roanoke                                       640              30           19,200
     Staunton/Waynesboro                           109              30            3,270
     Winchester (1)                                158              30            4,740

West Virginia
     Beckley (1)                                   168              40            6,720
     Bluefield (1)                                 177              30            5,310
     Charleston                                    487              30           14,610
     Clarksburg-Elkins                             194              10            1,940
     Fairmont                                       56              40            2,240
     Huntington, WV-Ashland, KY                    369              30           11,070
     Morgantown                                    107              25            2,675

                                              ------------                      --------
     Total Operating Markets                     6,214                          153,075
                                              ------------                      --------


Non-Operational Markets
Virginia
     Brunswick-Mecklenburg                          45              30            1,350
     Fredericksburg                                136              10            1,360

West Virginia
     Logan                                          41              30            1,230
     Parkersburg, WV-Marietta, OH                  182              30            5,460
     Wheeling                                      212              30            6,360
     Williamson, WV-Pikeville, KY                  186              30            5,580

Ohio
     Athens                                        132              15            1,980
     Chillicothe                                   105              15            1,575
     Portsmouth                                     96              30            2,880
     Zanesville-Cambridge                          187              15            2,805

Pennsylvania
     Altoona                                       224              15            3,360
     Harrisburg                                    687              10            6,870
     Lancaster                                     457              10            4,570
     Reading                                       356              10            3,560
     State College (1)                             134              10            1,340
     Williamsport (1)                              161              10            1,610
     York-Hanover                                  463              10            4,630

Maryland
     Cumberland                                    160              40            6,400
     Hagerstown                                    355              20            7,100

                                              ------------                      --------
     Total non-operational                       4,319                           70,020
                                              ------------                      --------
                                              ------------                      --------
Total Wireless Markets                          10,533                          223,095
                                              ------------                      --------

*    Source: Kagan's BTA Demographics 2000

(1) The Company has announced the signing of definitive agreements for the sale of excess PCS spectrum in certain BTAs. The pending agreements are for the sale of 10 MHz each in the BTAs of Charlottesville and Winchester, Virginia; Bluefield, West Virginia; State College and Williamsport, Pennsylvania; and, 20 MHz in Beckley, West Virginia.


Products and Services

We segregate our services into three primary categories: wireline communications, wireless communications and other communications services.

The percentage of total sales contributed by each class of service is as follows:

                                          2001             2000            1999
                                          ----             ----            ----
Wireline communications                   40.2%            51.3%           60.9%
Wireless communications                   55.3%            34.4%            7.6%
Other communications services              4.5%            14.3%           31.5%


Wireless

         Digital PCS. Our digital PCS packages provide the following affordable
         -----------
and reliable services:

..        Digital Features. The features of our basic PCS service include voice
         ----------------
         mail with notification, caller ID, call waiting, three-way calling and call forwarding. For an additional fee, we also provide wireless Internet access.

..        Nationwide Service. Our nationwide roaming agreements and dual-mode
         ------------------
         handsets allow our customers to roam on wireless networks of other wireless providers. We have a nationwide roaming agreement with Sprint that allows our PCS customers to make and receive calls when roaming on the Sprint digital CDMA network.

..        Advanced Handsets. We offer single, dual and tri-mode handsets
         -----------------
         employing CDMA technology, which allow customers to make and receive calls on both CDMA PCS and analog frequency bands. These handsets allow roaming on digital or analog networks where our digital PCS service is not available. These handsets are equipped with preprogrammed features such as speed dial and last number redial.

..        Extended Battery Life. The CDMA handsets that we offer provide extended
         ---------------------
         battery life. These handsets generally offer four days of standby and two and one-half hours of talk time battery life. Handsets operating on a digital system are capable of saving battery life while turned on but not in use, improving efficiency and extending the handset's use.

..        Enhanced Voice Quality. Our CDMA technology offers enhanced voice
         ----------------------
         quality and clarity, powerful error correction, less susceptibility to call fading and enhanced interference rejection, as compared to analog cellular systems, all of which result in fewer dropped calls.

..        Privacy and Security. Our PCS services provide secure voice
         --------------------
         transmissions encoded into a digital format, designed to prevent eavesdropping and unauthorized cloning of subscriber identification numbers.

..        Customer Care. We offer customer care 24 hours-a-day, 365 days-a-year.
         -------------
         Customers can call our toll-free customer care number from anywhere. Our PCS handsets can be preprogrammed with a speed dial feature that allows customers to easily reach customer care at any time. Our local retail stores also serve as customer contact centers, where customers can receive personalized customer service.

..        Simple Rate Plans. Customers can select from rate plans that include
         -----------------
         expanded local, state or regional one-rate calling areas. Our business and residential PCS customers can also bundle nationwide toll-free calling and Internet access at a discount with their basic PCS services.

..        nAdvance Plans. Our new advanced billing product, called nAdvance, is a
         --------------
         hybrid product designed to serve the growing segment of customers preferring post-pay-type rate plans within a pay in advance environment. After paying an activation fee, these accounts enjoy the same basic features as traditional post-pay customers, including night and weekend options, nationwide long distance, and the ability to add roadside assistance and other options. Account balances are replenished monthly by automatic credit card billing or electronic bank draft. A one-year contract and a monthly service fee apply.

         Wholesale Wireless Services. We provide digital PCS services on a
         ---------------------------
wholesale basis to other PCS service providers. We have a ten-year agreement with Horizon Personal Communications, Inc., a Sprint affiliate, to provide wholesale PCS services through a contiguous 13 BTA footprint. These BTAs include Charlottesville, Danville, Lynchburg, Martinsville, Roanoke, and Staunton-Waynesboro, Virginia; Beckley, Bluefield, Charleston, Clarksburg-Elkins, Fairmont, and Morgantown, West Virginia; Huntington, West Virginia-Ashland, Kentucky. Horizon uses our network to provide retail service to its customers in these BTAs. The agreement with Horizon was amended in the third quarter of 2001. This amendment provides pricing changes, includes minimum monthly revenue commitments from July 2001 through December 2003, and additional revenue for minutes of use that exceed predetermined thresholds. As part of this amendment, our subsidiaries have agreed to comply with certain network upgrades to 3G1XRTT technology. This new technology will be deployed in these wholesale BTAs in a two phase build out plan. The first phase is scheduled to be completed by July 2002 and the second phase is scheduled to be completed by August 2003. In addition to the wholesale services discussed above, a related Network Services agreement provides for roaming services for Horizon and Sprint end users.

         New Products and Services. We recently began offering our PCS customers
         -------------------------
mobile Internet access, which they can utilize by connecting their wireless handsets to a laptop or other handheld device. Our wireless Internet access enables PCS customers to send and receive e-mail or other information any time they are on a CDMA network. Our CDMA technology also supports direct Internet access from a handset. We are currently developing this product and expect it to become widely marketed with the availability of data-capable handsets.

Wireline

         Our wireline communications services include ILEC and CLEC services, Internet access, including high-speed DSL and dial-up, and data transmission services. We also own and operate a fiber optic cable network, switches and routers through which we deliver many of our services.

         ILEC and CLEC. We currently provide ILEC and CLEC services in Virginia,
         -------------
West Virginia and Tennessee. As an ILEC, we own and operate a 105-year-old telephone company in western Virginia that serves business and residential customers. In February 2001, through our merger with R&B Communications, we acquired the R&B ILEC, a 100-year-old telephone company in southwestern Virginia that serves business and residential customers. As a CLEC, we serve business customers in 15 markets with interconnection agreements with Verizon and Sprint.

         We offer our ILEC and CLEC customers voice services that include the following:

..        Custom Calling Features. We offer a broad range of custom calling
         -----------------------
         features, including call waiting, continuous redialing, caller ID and voice mail.

..        Centrex Services. We offer our business customers Centrex services,
         ----------------
         which replace a customer's private branch exchange, or PBX, system. In lieu of a PBX system, our Centrex services provide the switching function, along with multiple access lines.

..        Long Distance Services. We provide long distance within the local
         ----------------------
         access transport area served by our ILEC. We offer domestic and international long distance services to our ILEC and CLEC customers through resale arrangements with interexchange carriers such as AT&T and MCI WorldCom.

..        Internet. We provide Internet access services in Virginia, West
         --------
         Virginia, Tennessee and North Carolina. We offer our Internet customers value-added services that include the following:

..        Local Dial-Up Internet Access. We offer dial-up Internet access through
         -----------------------------
         59 local Internet points of presence. We offer multiple e-mail accounts, free software and personal disk space.

..        Dedicated Internet Access. We provide dedicated high-speed Internet
         -------------------------
         connectivity, including frame relay, ATM and leased line services.

..        High-Speed DSL Access. We offer DSL Internet access. DSL technology
         ---------------------
         enables a customer to receive high-speed Internet access through its copper telephone line.

..        Web Hosting. We host over 3,200 domains on both UNIX and Windows NT
         -----------
         servers. In addition to Web hosting, we offer Web site design and development through NetAccess. Domain services, collocation agreements and Internet marketing services are also available.

..        Fiber Optic Network. We own and operate a fiber optic cable network.
         -------------------
         Our fiber optic network provides a backbone for the delivery of our ILEC, CLEC, Internet access and digital PCS services to business and residential customers. Our network enables us to originate, transport and terminate communications traffic within our service territory, facilitating our ability to control quality and contain network operating costs. A portion of our network is a part of a fiber network managed by ValleyNet, a partnership of us and three other nonaffiliated communications companies that have interconnected their networks to create a 912 route-mile, nonswitched, fiber optic network from Carlisle, Pennsylvania, through the Interstate 81 corridor in Virginia, to Johnson City, Tennessee. It also includes branches from Winchester to Herndon, Virginia and Waynesboro to Charlottesville, Virginia. ValleyNet is a member of DDR Broadband, LLC which provides fiber routes in North Carolina, South Carolina, Georgia, and Florida. The ValleyNet network is connected to and marketed with other adjacent fiber networks, including GPU Telecom Services, Inc., Kentucky Data Link and America's Fiber Network, creating approximately 11,000 route-miles of connected fiber optic network that serves ten states.

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

Other

We own and operate wireless cable systems in the Charlottesville, Roanoke Valley, Shenandoah Valley and Richmond, Virginia markets. These systems currently provide wireless cable service to approximately 8,400 customers. We offer our subscribers up to 25 basic cable channels, including ESPN, CNN, TBS and MTV, and one to three premium channels, including HBO, the Disney Channel and Showtime. The Company also operates a 750 MHz wireline cable system in Allegheny County, Virginia with a similar product offering. There are currently approximately 6,800 wireline cable subscribers. We also provide our customers with paging services that cover most of Virginia. As of December 31, 2001, we had approximately 14,700 paging customers. We offer numeric, alphanumeric, tone-only and tone and voice paging services, as well as wide-area paging.

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

         Our marketing strategy focuses on our position as an integrated communications provider. Our strategy is comprised of the following key elements, which apply to each of our products and services across all of our markets:

..        provide value-added products and services through bundled packages;

..        provide exceptional customer service; and,

..        serve as a strong corporate citizen and integral part of the community.

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


Network Infrastructure and Technology

         Wireless

         Wireless digital signal transmission is accomplished through one of three protocols: CDMA, TDMA or GSM, none of which are compatible. We deliver our PCS services through CDMA technology. Our CDMA network includes four wireless switches with seven centralized base station controllers, or CBSCs, supporting more than 700 base transceiver stations, or BTSs and 70 repeaters. We collocate a 3Com inter-working unit with each switch to enable wireless data access. We use various configurations of Lucent BTS equipment in VA East and Motorola BTS equipment in VA West and West Virginia, as well as cell site repeaters, to provide cost-efficient radio frequency coverage. We enhance PCS backhaul facilities through the use of Tellabs digital access cross-connect systems, or DACS, equipment located at strategic BTS locations. The DACSs consolidate the T-1 facilities from multiple BTSs for efficient backhaul to the wireless switch.

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

         Our wireline network includes two Lucent 5ESS digital switches, which provide end-office and tandem functions for both our ILEC and CLEC businesses in Virginia. We have twelve remote switching modules deployed throughout our ILEC territory and three more supporting our CLEC markets. Another Lucent 5ESS digital switch, located in Charleston, supports our CLEC business in West Virginia. We act as a regional node on Illuminet's nationwide SS7 network using a pair of Tekelec signal transfer points.

         We use Lucent Any Media and Advanced Fiber Corporation UMC1000 digital loop carriers throughout our ILEC and CLEC access network. Pairgain high-bit-rate DSL transport equipment is used to provide T-1 speeds where conditioned facilities are not readily available. We provide our voicemail services on a Glenayre platform. Our network operations center monitors our wireline, wireless and data networks on a continuous basis using a Harris network management system. ATM and Frame Relay services are provided in Virginia markets using two Cisco ATM switches.

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

         Wireline

         ILEC and CLEC Services. Several factors have resulted in increased
         ----------------------
competition in the local telephone market over the past 16 years, including:

..        growing customer demand for alternative products and services;

..        technological advances in the transmission of voice, data and video;

..        development of fiber optics and digital electronic technology;

..        a decline in the level of access charges paid by interexchange carriers to local telephone companies to access their local networks;

..        legislation and regulations, including the Telecommunications Act of
         1996, designed to promote competition; and,

..        a decline in the level of reciprocal compensation charges paid by local telephone companies to CLECs, most significantly for ISP traffic.

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

         Our CLEC operations compete primarily with local incumbent telephone companies and, to a lesser extent, other CLECs. Although certain CLEC companies have exited from our markets, we continue to face competition in our CLEC markets from several other CLECs, including Adelphia, Fibernet, and KMC. We also face, and will continue to face, competition from other current and potential future market entrants.

         Internet. We currently offer our Internet and data services in small,
         --------
underserved markets. The Internet industry is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable and wireless access. We believe this will likely occur as large diversified communications and media companies acquire ISPs and as ISPs consolidate into larger, more competitive companies. Our competition includes:

..        access and content providers, such as America Online, the Microsoft
         Network and Prodigy;

..        local, regional and national Internet service providers;

..        the Internet services of regional, national and international communications companies, such as AT&T, BellSouth and MCI WorldCom;

..        regional Bell operating companies, such as Verizon; and,

..        online services offered by incumbent cable providers.

         Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for Internet services, causing us to reduce, or preventing us from raising, our fees.

Miscellaneous

        We sell PCS wireless service, on a wholesale basis, to other communications providers under network service agreements. For the year ended December 31, 2001, our sale of PCS wireless service to Horizon Personal Communications, Inc., on a wholesale basis, accounted for approximately 10% of our consolidated revenue.

        Our business generally is not seasonal, except that in the wireless PCS business we experience higher retail sales volume, and resulting cost of subscriber acquisition, during the fourth quarter and our roaming traffic is typically higher in the summer months.

        No material amounts of extended payment terms are made to customers. Orders for installation of services are being filled on a current basis. No material part of the business is done with Government entities. Research and development is performed by our suppliers.

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

         We employed over 1,350 regular full-time and part-time persons as of December 31, 2001.

Regulation

         Our communications services are subject to varying degrees of federal, state and local regulation. Under the Communications Act of 1934, as amended by the Telecommunications Act of 1996, or the Telecommunications Act, the FCC has jurisdiction over the regulation of interstate and international common carrier services, over certain aspects of interconnection between carriers for the provision of competitive local services, and over the allocation, licensing, and regulation of radio services. At the federal level, the Federal Aviation Administration also regulates antenna structures used by us. Our common carrier services are also regulated to different degrees by state public service commissions, and local zoning and public works authorities have jurisdiction over public rights-of-way and antenna structures that can affect the coverage and speed of roll-out of our services. In recent years, the regulation of the communications industry has been in a state of transition as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in communications markets and various of these measures have been challenged in court cases. The FCC and state regulatory commissions have adopted many new rules to implement this legislation and encourage competition.

         At present, many of the services we offer are unregulated or subject only to minimal regulation. Our Internet services are not considered to be common carrier services, although regulatory treatment of Internet services is evolving and such services may become subject, at least in part, to some form of common carrier regulation. Our wireless digital PCS service is considered commercial mobile radio services ("CMRS") and subject to common carrier regulation. At this time, however, the FCC has declined to impose any rate regulation on such services and the states are preempted from engaging in entry or rate regulation, although the states may regulate the other terms and conditions of such offerings.

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

Federal Common Carrier Regulation

         Interstate common carriers are subject to obligations under the Telecommunications Act, including, among other things, requirements to:

..        provide service upon reasonable request;

..        avoid unjust or unreasonable discriminations among customers;

..        obtain prior approval for entry into and exit from certain activities;
         and,

..        interconnect with other carriers, including obligations to unbundle service offerings in certain circumstances, and provide reciprocal compensation.

Federal Regulation of the Wireless Communications Industry

         The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless communications systems in the United States. CMRS providers are considered "common carriers" and are subject to the obligations of such carriers, except where specifically exempted by the FCC. For example, the FCC has concluded that CMRS providers are entitled to enter into reciprocal compensation arrangements with local exchange carriers, but Congress has specifically exempted CMRS providers from the definition of local exchange carriers, absent specific FCC findings related to individual CMRS providers.

         We also hold certain digital PCS and other radio licenses under the FCC's rules for designated entities, which enabled us to take advantage of bidding credits and federal financing because we met certain financial limits. These rules, however, restrict us from entering into certain transactions and seeking certain investments that may cause a change in our status. The FCC's designated entities rules provide for, among other things, a number of disclosure and trafficking restrictions to ensure that benefits received by designated entities are not assigned to non-qualifying entities. Licenses set aside for designated entities cannot be assigned, and control of a designated entity holding such licenses cannot be transferred except to other designated entities until the first build-out requirement imposed by the FCC has been satisfied. If a designated entity licensee seeks to undergo a transfer of control or to assign its licenses, it may be required to pay back all, or a portion, of its bidding credits and government financing benefits and to pay off all debt owed to the federal government.

Federal Regulation of ILEC, CLEC and Interexchange Services

         The Telecommunications Act requires all ILECs to interconnect on a non-discriminatory basis with other carriers, and it imposes additional requirements on the larger ILECs to provide access to their networks to competing carriers. Among other things, the Telecommunications Act requires these ILECs to:

..        provide physical collocation, which allows CLECs and other interconnectors to install and maintain their own network equipment in ILEC central offices, or virtual collocation if requested or if physical collocation is demonstrated to be technically infeasible;

..        unbundle components of their local service networks so that other providers of local service can compete for a wider range of local services;

..        establish "wholesale" rates for their services to promote resale by
         CLECs and other competitors;

..        allow interconnection for the provision of local services at any technically feasible point; and,

..        disclose certain technical information.

ILEC operating entities with fewer than 50,000 lines are "rural telephone companies" and are exempt from these additional requirements. For purposes of this definition, each of our ILEC operations are considered separately.

         Interconnection Agreements. In order to obtain access to an ILEC's
         --------------------------
network, a competitive carrier is required to negotiate an interconnection agreement with the ILEC covering the network elements it desires to use. In the event the parties cannot agree, the matter is submitted to the state public service commission for binding arbitration. The Virginia State Corporation Commission has determined that it lacks the authority under Virginia law to arbitrate these disputes pursuant to the federal law. Therefore, the FCC has conducted several Virginia arbitrations over the past year. The Telecommunications Act's general interconnection requirements apply to interexchange carriers and to all other providers of communications services, although the terms and conditions for interconnection provided by these carriers are not regulated as strictly as interconnection provided by the ILECs.

         Access Charges. The FCC has fundamentally restructured the "access
         --------------
charges" that ILECs charge to interexchange carriers and end user customers to connect to the ILEC's network

         In late May 2000, the FCC adopted an access reform proposal sponsored by AT&T and several regional Bell operating companies ("RBOCs"). That plan, which applies to all price cap-regulated ILECs, has substantially lowered ILEC switched access charges, restructured charges imposed on end users, and established an explicit funding mechanism for universal service for these price cap companies.

         On October 11, 2001, the Federal Communications Commission modified its interstate access rules for incumbent local exchange carriers subject to rate-of-return regulation, including the NTELOS ILECs. The rate changes ordered by the FCC in these new access rules are intended to be "revenue neutral" to the carriers. The FCC stated that its goal in adopting the new access rate structure is to promote competition and efficiency by better aligning prices with costs. As part of this new federal rate structure, the residential subscriber line charge was increased to $5.00, and the business subscriber line charge to $9.20, on January 1, 2002. The per-minute access rates charged by rate-of-return ILECs to long distance carriers went down by a proportionate amount on the same date. The FCC's new access structure calls for additional adjustments to access rates in July of 2002 with the final implementation steps scheduled for July of 2003. The FCC's new access plan also calls for the "implicit" high-cost support still contained in federal access charges to be made "explicit" by shifting it into a new universal service fund. The implementation of the new fund will begin in July 2002 and be completed a year later.

         Concurrent with the adoption of the new structure for access charges by rate-of-return ILECs, the FCC began a new proceeding in which the Commission is examining various mechanisms for giving these ILECs additional pricing flexibility and also forms of "incentive regulation" that might be appropriate in a rate of return framework.


         State Regulation of ILEC, CLEC and Interexchange Services. Most states
         ---------------------------------------------------------
have some form of certification requirement which requires telecommunication providers to obtain authority from state regulatory commissions prior to offering common carrier services. State regulatory commissions generally regulate the rates ILECs charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. ILECs must file tariffs setting forth the terms, conditions and prices for their intrastate services. We are subject to regulation in Virginia by the State Corporation Commission, or SCC. Our tariffs are approved by and on file with the SCC for ILEC services in our certificated service territory in and around Waynesboro and Clifton Forge, Virginia and in the Roanoke and New River Valleys of Virginia.

         The Telecommunications Act preempts state statutes and regulations that restrict the provision of CLEC services. As a result, we are free to provide the full range of intrastate local and long distance services in all states which we currently operate, and in any states into which we may wish to expand. We are also certified as an CLEC in West Virginia and Tennessee. We provide CLEC services to businesses in Charlottesville, Roanoke, Harrisonburg, Lexington, Lynchburg, Staunton and Winchester, Virginia and Huntington and Charleston, West Virginia and our rates for such CLEC service may fluctuate based on market conditions. While this action greatly increases our potential customer base, it also potentially increases the amount of competition to which we may be subject if the state commission were to determine that our rural exemption should be removed.

Internet and DSL

         In addition in late 1991, the FCC ordered ILECs to share a portion of the telephone line over which voice service is being provided so that providers of high speed Internet access and other data services could use a portion for their services This arrangement, known as "line sharing" was clarified and reaffirmed by the FCC in January of 2001. This action permits CLECs to obtain access to the high-frequency portion of the local loop from the ILECs over which the ILECs provide voice services. As a result, a CLEC will be able to provide DSL-based services over the same telephone lines simultaneously used by the ILEC for its voice services, and will no longer need to purchase a separate local loop from the ILEC in order to provide DSL services. This ruling greatly reduces the charges that a CLEC must pay to the ILEC for the facilities needed to offer DSL and so makes it easier for CLECs, including ourselves and our competitors to provide DSL services.

         Calls placed by end-users to Internet service providers are subject to reciprocal compensation payments under most existing interconnection agreements. On February 26, 1999, the FCC decided that these calls are primarily interstate traffic for jurisdictional purposes. The United States Court of Appeals for the District of Columbia Circuit on March 24, 2000 vacated and remanded the FCC's February 26, 1999 decision and required the FCC to explain the rationale for its decision.

         On April 19, 2001, the FCC issued its decision in the remand, again deciding that such traffic is interstate in nature and adopting a "transitional" rate structure for compensation for ISP traffic. For the first six months, intercarrier compensation of ISP-bound traffic was capped at a rate of $.0015/minute-of-use (mou). For the 18 months thereafter, the rate will be capped at $.0010/mou. Thereafter, the rate will be capped at $.0007/mou. A cap was also imposed on total ISP-bound minutes for which a local exchange carrier
(LEC) may receive this compensation equal to the number of ISP-bound minutes for which that LEC was previously entitled to compensation, plus a ten percent growth factor. To identify ISP-bound traffic, the Commission adopts a rebuttable presumption that traffic exchanged between carriers that exceeds a 3:1 ratio of terminating to originating traffic is ISP-bound traffic.

Investment Considerations

VARIOUS PROVISIONS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISK FACTORS, INCLUDING THOSE SET FORTH BELOW. WE ARE NOT OBLIGATED TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS OR TO ADVISE OF CHANGES IN THE ASSUMPTIONS ON WHICH THEY ARE BASED, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ALL FORWARD-LOOKING STATEMENTS SHOULD BE VIEWED WITH CAUTION. Unless the context requires otherwise, words and phrases such as "expects," "estimates," "intends," "plans," "believes," "projection," "budgeted," "targets," "will continue" and "is anticipated" are intended to identify forward-looking statements.

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

         .        the cash flow and financial performance of our subsidiaries;

         . the competitive nature of the wireless telephone and other communications services industries;

         . the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services;

         . retention of our existing customer base, including our wholesale customers, our ability to attract new customers, and maintain or improve average revenue per subscriber;

         .        unfavorable economic conditions on a national and local level;

         .        effects of acts of terrorism or war (whether or not declared);

         . changes in industry conditions created by federal and state legislation and regulations;

         . weakening demand for wireless and wireline communications services;

         .        rapid changes in technology;

         .        adverse changes in the roaming rates we charge and pay;

         . our opportunities for growth through acquisitions and investments and our ability to manage this growth;

         .        successful integration of acquisitions;

         . the level of demand for competitive local exchange services in smaller markets;

         .        our ability to manage and monitor billing; and,

         .        possible health effects of radio frequency transmission.



Risk Factors

Significant Financial Leverage

         We have a significant level of debt and interest expense. As of December 31, 2001, we had approximately $622.4 million of indebtedness. As of December 31, 2001, we also have the ability to incur $100 million of additional debt under our senior credit facility, subject to various conditions, a portion of which the company expects to borrow in the future. Further, the indenture governing our senior notes allows us to incur additional debt under various circumstances.

         Our substantial indebtedness poses important consequences to you, including the risks that:

            . we will use a substantial portion of our cash flow from operations, if any, to pay principal and interest on our debt, which would reduce the funds available for unanticipated capital requirements, working capital, capital expenditures and other general corporate purposes;

            . our indebtedness may limit our ability to obtain additional financing on satisfactory terms, if at all;

            . insufficient cash flow from operations may force us to sell assets, restructure or refinance our debt, or seek additional equity capital, which we may be unable to do at all or on satisfactory terms;

            . our level of indebtedness may make us more vulnerable to economic or industry downturns;

            . indebtedness under the senior credit facility bears interest at variable rates, which could create higher debt service requirements if market interest rates increase;

            . our failure to comply with the financial and other covenants applicable to our debt could result in an event of default, which, if not cured or waived, would have a material adverse effect on us;

            . due to the liens on substantially all of the company's and each of its subsidiaries' assets and their pledges of stock to secure the senior credit facility, our lenders may control our assets or the assets of our subsidiaries in the event of a default; and,

            . our debt service obligations increase our vulnerabilities to competitive pressures, as many of our competitors may be less leveraged than we are.

         Our ability to service our debt obligations will depend on our future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations, or seeking additional equity capital. Any or all of these actions may not be sufficient to service our debt obligations. Our inability to generate sufficient funds to pay our debts could, among other things, adversely affect the market value of our common stock.

         If we are unable to meet all of the conditions under our senior credit facility, we may not be able to draw down funds from our senior lenders and we may not be able to fund operating losses and working capital needs.

We face substantial competition in the communications industry generally from competitors with substantially greater resources than us and from competing technologies.

         We operate in an increasingly competitive environment. As a wireless communications provider, we face intense competition from other wireless providers, including Sprint and its affiliates, AT&T/SunCom, Verizon Wireless, ALLTEL, Nextel and Cellular One.

         Many of our competitors are, or are affiliated with, major communications companies that have substantially greater financial, technical and marketing resources than we have and may have greater name recognition and more established relationships with a larger base of current and potential customers, and accordingly, we may not be able to compete successfully. We expect that increased competition will result in more competitive pricing. Companies that have the resources to sustain losses for some time have an advantage over those companies without access to these resources. We cannot assure you that we will be able to achieve or maintain adequate market share or revenue or compete effectively in any of our markets.

         Competition may cause the prices for wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

         Additionally, many of our competitors have national networks, which enable them to offer long-distance telephone services to their subscribers at a lower cost. Therefore, some of our competitors are able to offer pricing plans that include "free" long-distance. We do not have a national network, and we must pay other carriers a per-minute charge for carrying long-distance calls made by subscribers. To remain competitive, we subsidize the long-distance charges without increasing the prices we charge to our subscribers.

         We expect competition to intensify as a result of the rapid development of new technologies, including improvements in the capacity and quality of digital technology, such as the move to third generation, or 3G, wireless technologies. Technological advances and industry changes could cause the technology used on our network to become obsolete. We may not be able to respond to such changes and implement new technology on a timely basis or at an acceptable cost. To the extent that we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry, we could experience a decline in revenue and net income. Each of the factors and sources of competition discussed above could have a material adverse affect on our business.

         As a wireline telephone business, we face competition from CLEC and wireless service providers, including Adelphia, Fibernet and Comscape. Many communications services can be provided without incurring an incremental charge for an additional unit of service. For example, there is little marginal cost for a carrier to transmit a call over its own telephone network. As a result, once there are several facilities-based carriers providing a service in a given market, price competition is likely and can be severe. As a result, we have experienced price competition, which is expected to continue. In each of our service areas, additional competitors could build facilities. If additional competitors build facilities in our service areas, this price competition may increase significantly.

         As an integrated communications provider, we also face competition in our business from:

            .  national and regional Internet service providers;

            .  cable television companies, including Adelphia; and,

            . resellers of communications services and enhanced services providers.

If we fail to raise the capital required to build-out and operate our planned networks, we may experience a material adverse effect on our business.

         We require significant additional capital to build-out and operate planned networks and for general working capital needs. We expect our capital expenditures for 2002 to be approximately $80 million to $95 million in the aggregate, including approximately $30 million to $35 million relating to a planned wireless network upgrade to 3G1XRTT technology. Our cash flows from operations in 2002 will not be enough to cover our anticipated capital expenditures. We may require additional and unanticipated funds if there are significant departures from our current business plan, if we have unforeseen delays, cost overruns, unanticipated expenses due to regulatory changes, if we incur engineering design changes or other technological risks. Our network build-out may not occur as scheduled or at the cost we have anticipated. We may seek to obtain new capital through subsequent public or private equity or debt financing. However, the capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital on favorable terms, or at all. If we fail to obtain required new financing, that failure would have a material adverse effect on our business and our financial condition. For example, if we are unable to access capital markets, we may have to restrict our activities or sell our interests in one or more of our subsidiaries or other ventures at a distressed sale price.

We need to add a sufficient number of new PCS customers to support our PCS business plans and to generate sufficient cash flow to service our debt.

         The wireless industry generally has experienced a decline in customer growth rates. While this has not been our experience to date, our success will depend on our ability to continue expanding our current customer base, penetrate our target markets and otherwise capitalize on wireless opportunities. We must increase our subscriber base without excessively reducing the prices we charge to realize the anticipated cash flow, operating efficiencies and cost benefits of our network.

If we experience a high rate of PCS customer turnover, our costs could increase and our revenues could decline.

         Many PCS providers in the U.S. have experienced a high rate of customer turnover, even when compared to analog cellular industry averages. The rate of customer turnover may be the result of several factors, including limited network coverage, reliability issues such as blocked or dropped calls, handset problems, inability to roam onto third-party networks at competitive rates, or at all, price competition and affordability, customer care concerns and other competitive factors. We cannot assure you that our strategies to address customer turnover will be successful. A high rate of customer turnover could reduce revenues and increase marketing costs to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, prospects, operating results and ability to service our debt.

The loss of significant customers or a decrease in their usage could cause our revenues to decline.

         We sell PCS wireless service on a wholesale basis to other communications providers under network service agreements. For the year ended December 31, 2001, Horizon Personal Communications, Inc. accounted for approximately 10% of our revenue. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their usage or require us to reduce our prices, our revenue could decline, which could cause our business, financial condition and operating results to suffer.

Our results of operations may decline if the roaming rates we charge for the use of our network by outside customers decrease or the roaming rates we pay for our customers' usage of third party networks increase.

         We earn revenues from customers of other wireless communications providers who enter our service areas and use our network, commonly referred to as roaming. Roaming rates per minute have declined over the last several years and we expect that these declines will continue for the foreseeable future. Similarly, because we do not have a national network, we must pay roaming charges to other communications providers when our wireless customers use their networks. We have entered into roaming agreements with other communications providers that govern the roaming rates that we are permitted to charge and that we are required to pay. If these roaming agreements are terminated, the roaming rates we currently charge may further decrease and the roaming rates that we are charged may increase and, accordingly, our revenues and cash flow may decline.

         Certain of our competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, the engineering standards (AMPS) for the dominant air interface on which PCS customers roam is currently being considered for elimination by the FCC as part of a streamlining proceeding. If the FCC eliminates this mandatory standard and cellular operators cease to offer their AMPS networks for roaming, some PCS customers may have difficulty roaming in certain markets.

Executive Officers of the Company

         Name                        Office                                  Age
         ----                        ------                                  ---

W. C. Catlett          Senior Vice President- Corporate Development           42

J. A. Layman           President                                              50

D. R. Maccarelli       Senior Vice President and Chief Technology Officer     49

M. McDermott           Senior Vice President-Legal and Regulatory Affairs     47

M. B. Moneymaker       Senior Vice President and Chief Financial Officer,
                       Treasurer and Secretary                                44

D. M. Persing          Senior Vice President                                  50

J. S. Quarforth        Chief Executive Officer                                47

C. A. Richardson       Senior Vice President-Wireline Operations              50

C. A. Rosberg          Executive Vice President and Chief Operating Officer   49

         Information for Mr. Layman, Mr. Quarforth and Mr. Rosberg is included under the heading "Election of Directors" in the Proxy Statement of the registrant for its 2002 Annual Meeting of Shareholders which is incorporated herein by reference.

         Mr. Catlett became Senior Vice President - Corporate Development in May 2000. From May 1997 to April 2000 he served as Vice President - Strategy and Business Development and from January 1994 to April 1997 as Director of Business Development. From April 1992 until January 1994 he served as Planning and Regulatory Manager and from May 1990 until April 1992 as Revenue Requirements Manager.

         Mr. Maccarelli became Senior Vice President and Chief Technology Officer in February 2001. From January 1994 to February 2001 he served as Senior Vice President. From January 1993 to December 1993, he served as Vice President
- Network Services. From June 1974 to December 1992 he held numerous leadership positions with Bell Atlantic. These positions encompassed operations, engineering, regulatory and business development.

         Ms. McDermott became Senior Vice President of Legal and Regulatory Affairs on August 31, 2001. From March 2000 to August 3, 2001 she served as Senior Vice President and General Counsel of Pathnet Telecommunications, Inc. On April 2, 2001, Pathnet Telecommunications, Inc. filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. From April 1998 to March 2000 she served as Senior Vice President/Chief of Staff for Government Relations for the Personal Communications Industry Association. From May 1994 to April 1998 she served as Vice President - Legal and Regulatory Affairs for the United States Telecom Association.

         Mr. Moneymaker became Senior Vice President and Chief Financial Officer, Treasurer and Secretary in May 2000. From May 1999 to April 2000 he served as Vice President and Chief Financial Officer, Treasurer and Secretary. From May 1998 to April 1999 he served as Vice President and Chief Financial Officer. From October 1995 to April 1998 he served as Vice President of Finance. Previously, he was a Senior Manager for Ernst and Young from October 1989 until October 1995.

         Ms. Persing became Senior Vice President in April 2000. From May 1998 to April 2000 she served as Vice President - Human Resources. From December 1995 to March 1998, she was employed by PrimeCo Personal Communications as Vice President of Customer Care. From June 1974 to January 1994, she held numerous leadership positions with AT&T. These positions encompassed customer care, directory assistance, human resources, network engineering, software development and large project management. From August 1994 to November 1995, she served as operations manager for NTELOS' directory assistance operation.

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

         Owned Facilities
                                                                                    Approximate
         Location                     Property Description                         Square Footage
         --------                     --------------------                         --------------
         Clifton Forge, VA            Wireline Exchange Building and Equipment           4,100
                                      Directory Service Center (1)                      15,700

         Cloverdale, VA               Remote Wireline Switch Facility                      772

         Covington, VA                Wireline Exchange Building and Equipment          18,000
                                      Plant Service Center                              11,900

         Daleville, VA                Executive Offices                                 15,000
                                      Warehouse                                          7,500

         Fincastle, VA                Wireline Switch Facility                             900

         Eagle Rock, VA               Wireline Switch Facility                           1,000

         Norfolk, VA                  Wireless Switch Facility                           5,000

         Oriskany, VA                 Remote Wireline Switch Facility                      100

         Portsmouth, VA               Customer Care Center (3)                         100,000

         Potts Creek, VA              Wireline Exchange Building and Equipment             500

         Richmond, VA                 Wireless Switch Facility                           5,000

         Troutville, VA               Main Wireline Switch Location                      8,240

         Waynesboro, VA               Corporate Headquarters                            26,000
                                      Wireless Switch and Operations Building           16,750
                                      Customer Care Center                              31,000
                                      Corporate Support Services Building               50,000
                                      Retail Store                                       6,400
                                      Directory Service Center (1)                      15,700
                                      Wireline Exchange Building and Equipment          36,200
                                      Plant Service Center                               8,750

         Winchester, VA               Directory Service Center (1) (2)                  17,500

(1) Each of these facilities is being leased to telegate AG, the buyer of our directory service operations.

(2) This directory assistance call center is housed in an approximately 33,000 square foot building. Of that 33,000 square feet, approximately 15,500 square feet is not renovated and available for directory assistance or other expansion needs.

(3) The customer care operations is housed in approximately a 30,000 square foot portion of the building. The remaining 70,000 square feet is leased to outside third parties with varying expiration dates that correspond with our projected expansion needs.

         Leased Facilities

         Administrative
         --------------

         Location              Property Description                Approximate
         --------              --------------------               Square Footage
                                                                  --------------
         Chesterfield, VA      Wireless Corporate Support             17,574
         Charleston, WV        Wireless/Wireline Corporate            24,000
                               Support and Switch Facility
         Waynesboro, VA        Warehouse                              19,500


We also lease several other local business office facilities throughout our operating region with the largest facility consisting of about 8,000 square feet.

Retail
------

We lease retail space throughout our operating region consisting of a mix of retail store fronts and smaller kiosks units. We have approximately 13 retail stores and 7 kiosks in the Virginia East Market, 19 retail stores and 2 kiosks in the Virginia West Market, and 12 retail stores and 1 kiosk in the West Virginia Market.

Cell Sites
----------

Substantially all of our operational cell sites are on leased structures.


Item 3.  LEGAL PROCEEDINGS

         In June 1999, we commenced an arbitration against the vendor who provided our previous PCS billing system. The claim alleged that the vendor breached certain agreements and committed fraud in relation to its installation and maintenance of billing software for us. The claim sought in excess of $2.8 million in damages. In April 2000, the vendor filed a response to the claim and, in addition, filed counterclaims seeking damages from us relating to the installation and maintenance of the same software. The vendor's counterclaims exceeded $2.5 million in damages. On November 5, 2001, we entered into a settlement agreement with respect to this matter, pursuant to which each of the parties agreed to dismiss their respective claims.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of security holders during the quarter ending December 31, 2001.

                                     PART II

Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of NTELOS Inc. is listed in the NASDAQ National Market. The number of registered shareholders totaled 3,591 as of December 31, 2001. The range of stock prices for the two most recent fiscal years is included in a table under the heading "Quarterly Review" in the Annual Report of NTELOS Inc. to its Shareholders for the year ended December 31, 2001 and is incorporated herein by reference. No other dividends were paid in 2000 or 2001.

         Under restrictions related to the Company's debt financing, the Company has discontinued payment of dividends to common shareholders effective for the quarter ending June 30, 2000. This will allow the Company to retain future earnings, if any, to fund the development and growth of its businesses and service its debt obligations.

         During 2001, the Company entered into agreements to purchase membership interests in the Virginia Alliance and the West Virginia Alliance from minority members which are regional telecommunications companies. In exchange for the membership interests, the Company issued an aggregate of 320,000 shares of its common stock. The shares were issued in private placements under Section 4(2) of the Securities Act of 1933, as amended.

Item  6. SELECTED FINANCIAL DATA AND FIVE YEAR GROWTH COMPARISON

NTELOS Inc. and Subsidiaries
($ and shares In thousands,
except per share amounts)                          2001           2000           1999           1998           1997
----------------------------------------------------------------------------------------------------------------------
Operating revenues                            $   215,063    $   113,519    $    69,830    $    58,163    $    50,196
Operating cash flow/1/                             20,504         20,252         27,945         29,447         26,149
Income taxes (benefit)                            (34,532)         1,326          2,622          4,587          6,813
Equity loss from PCS investees                     (1,286)       (12,259)       (11,366)        (6,466)          (834)
Gain on sale of assets                             31,845         62,616          8,318             --          5,077
Income (loss) from continuing operations          (63,713)         2,270          5,891          6,856         11,301
Income (loss) applicable to common shares         (82,556)        10,471          6,493          8,508         12,221
Income (loss) from continuing operations            (5.02)         (0.45)          0.45           0.52           0.87
   per share-diluted
Net income (loss) per common share -                (5.02)          0.80           0.50           0.65           0.94
   diluted
Cash dividends per common share                        --        0.11475          0.459          0.435          0.412
Investment in property, plant and equipment     1,055,495        834,940        175,226        146,655        131,322
Total assets                                    1,196,886      1,079,017        218,002        154,334        147,743
Long-term debt                                    612,416        556,287         37,685         19,774         24,606
Redeemable, convertible preferred stock       $   265,747    $   246,906    $        --    $        --    $        --
Average number of common
shares outstanding - diluted                       16,442         13,106         13,113         13,094         13,056
Number of employees                                 1,395          1,218            981            743            567
Number of common shareholders                       3,613          3,092          2,977          2,998          2,884


/1/ Operating income before depreciation and amortization. See Management's Discussion and Analysis for additional factors to consider in using this measure.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers in Virginia, West Virginia, Kentucky, Tennessee and North Carolina. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. As of December 31, 2001, we had approximately 223,800 digital personal communication services ("PCS") subscribers and approximately 85,600 combined incumbent local exchange carrier (" ILEC") and competitive local exchange carrier (" CLEC") access lines installed.

Historically, we have derived much of our revenues and EBITDA (earnings before interest, taxes, depreciation and amortization and asset write-down and impairment charges) from our ILEC services. As a result of our increasing focus on and growth in digital PCS, Internet access and CLEC services, a significant portion of our operating revenues are being generated by businesses other than our ILEC. These newer businesses have generated lower operating margins due to start-up costs associated with expansion into new markets and introduction of new service offerings throughout the region.

We have recently significantly expanded the scope of the geographic markets that we serve and have focused our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services.

As mentioned above, the Company references EBITDA as one measure of operating performance. Management believes EBITDA is a meaningful indicator of the Company's performance. EBITDA is commonly used in the wireless communications industry and by financial analysts and others who follow the industry to measure operating performance. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (both of which are determined in accordance with generally accepted accounting principles) or as a measure of liquidity.

During 2000, we completed the following:

..  acquisition of the wireless licenses, assets and operations of PrimeCo
   Personal Communications, L.P. ("PrimeCo") in the Richmond and Hampton Roads, Virginia markets ("PrimeCo VA" and also referred to within our operations as "VA East");
..  issuance and sale of $375 million of Unsecured Senior Notes and Unsecured
   Subordinated Notes ("Senior Notes" and "Subordinated Notes", respectively);
.. closing of $325 million Senior Secured Term Loan (also referred to as the "Senior Credit Facility"), with $150 million borrowed on the date of the PrimeCo VA closing, $175 million outstanding at year-end 2000 and $225 million outstanding at year-end 2001;
..  payment of existing senior indebtedness and refinancing of the VA Alliance and the WV Alliance debt obligations;
.. issuance and sale of $250 million of redeemable, convertible preferred stock; .. redemption of the Series A preferred membership interest in the VA Alliance and conversion of the Series B preferred membership interest into common interest;
..  dispositions of RSA5 and the analog assets and operations of RSA6 in connection with the PrimeCo VA acquisition; and, .. disposition of our directory assistance operation.

Collectively, these events, together with the R&B merger discussed below, are referred to as the "Transactions" elsewhere in this document. All references to "Notes" relates to the disclosures contained in the footnotes to the Company's audited financial statements.

During 2001, we completed the following:

.. closed on the merger agreement with R&B Communications, Inc. ("R&B") an integrated communications provider in a geographic market contiguous to ours;

.. substantially increased our ownership interest in the VA and WV Alliances to approximately 97% and 98%, respectively;

.. completed the VA East integration and transition which included establishment of the NTELOS brand, introduction of new rate plans, addition of a new customer care call center, conversion of customer billing and the integration of back office functions. In VA East, the network was expanded, the direct sales channel was enhanced and the customer base was re-positioned to over 75% post-pay from 51% at the end of 2000;

.. acquired PCS spectrum licenses that added a population of 2.9 million in certain markets in Pennsylvania, Ohio and West Virginia;

.. sold our investment in Illuminet Holdings, Inc. for proceeds of $30.6 million, recognizing a pre-tax gain of $23.0 million;

.. amended the Sprint/Horizon wholesale agreement, resulting in a $40-$45 million capital commitment to implement 3G-1XRTT technology across the Alliances' network in exchange for a 30 month minimum guaranteed wholesale revenue of $76 million which commenced July 1, 2001;

.. sold 46 communications towers for $15.6 million in 2001 and 24 towers during the first quarter of 2002 for $8.2 million;

.. sold excess PCS spectrum in one market for proceeds of $11.6 million, recognizing a pre-tax gain of $8.6 million;

.. executed definitive agreements for the sale of excess PCS spectrum in several markets for an aggregate value of $21.6 million, with closing subject to FCC approval;

.. added six new markets to the Company's CLEC operations and two new co-locations in existing markets to support customer growth. Also, 300 new route miles of fiber became operational to further our end-to-end connectivity strategy;

.. introduced a new PCS hybrid product, "nAdvance", which offers post-pay plan features in a pay in advance arrangement;

.. introduced DSL line sharing where the Company is not required to lease a separate line from the incumbent provider, but instead pays incremental fees to use bandwidth on the existing copper running to the customer;

..  opened 12 new retail locations; and,

.. in March 2002, certain terms and prospective financial covenants of the $325 million Senior Credit Facility were amended (see Liquidity and Capital Resources herein).

We have accounted for the directory assistance operation disposed of in July 2000 as a discontinued operation. Therefore, the directory assistance operating results are separated in the financial statements from the results of continuing operations and are separately discussed after the income taxes in the results of operations section below.

As a result of the Transactions and the various effective dates of each (Notes 4, 5, 6 and 7), 2001 annual and quarterly results differ significantly from 2000 and 1999 annual and quarterly results. The first quarter of 2001 differed significantly from the last three quarters of 2001 as the R&B merger and the WV Alliance consolidation occurred February 13, 2001. Similarly, the fourth quarter of 2000 differed significantly from the first three quarters of 2000 as the VA East acquisition and the VA Alliance consolidation were consummated on July 26, 2000. We reported significant losses from operations after the second quarter of 2000 due to the following:

.. addition of the VA East operations and the consolidation of the VA Alliance in July 2000 and the consolidation of the WV Alliance in February 2001, both of which generated significant losses during 2000 and 2001;

.. increased amortization of goodwill, acquired licenses and other intangibles from the PCS acquisitions and the merger with R&B; and,

.. interest expense increased significantly due to the additional debt and preferred equity financing noted.

         The discussion and analysis herein should be read in conjunction with the financial statements and the notes thereto included herein. Much of the discussion in this section involves forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those results anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in the Form 10-K under "Investment Considerations." We wish to caution readers that these forward-looking statements and any other forward-looking statements made by us are based on a number of assumptions, estimates and projections including but not limited to: capital intensity of the wireless telephone business and our debt structure; our substantial debt obligations and our ability to service those obligations; restrictive covenants and consequences of default contained in our financing arrangements; the cash flow and financial performance of our subsidiaries; the competitive nature of the wireless telephone and other communications services industries; the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services; retention of our existing customer base, including our wholesale customers, our ability to attract new customers, and maintain and improve average revenue per subscriber; unfavorable economic conditions on a national and local level; effects of acts of terrorism or war (whether or not declared); changes in industry conditions created by federal and state legislation and regulations; demand for wireless and wireline communications services; rapid changes in technology; adverse changes in the roaming rates we charge and pay; our opportunities for growth through acquisitions and investments and our ability to manage this growth; successful integration of acquisitions; the level of demand for competitive local exchange services in smaller markets; our ability to manage and monitor billing; and, possible health effects of radio frequency transmission. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof. We are not obligated to update or revise any forward-looking statements or to advise of any changes in the assumptions on which they are based, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES
----------------------------

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion herein. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Revenue Recognition Policies - As discussed in Note 1, we recognize operating revenues as services are provided or when products are delivered. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The reserve estimation process requires that management make assumptions based on historical results, future expectations, the economical and competitive environment, changes in the creditworthiness of our customers, and other relevant factors.

Long-lived Asset Recovery - Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise a significant portion of our total assets. Costs associated directly with the uncompleted assets where we engage in the related construction include employee related costs and interest expense incurred during the construction period and are capitalized. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform reviews once a year or more frequently, as management deems necessary, to confirm the appropriateness of estimated economic useful lives for each category of property, plant and equipment. Additionally, long-lived assets, including goodwill and intangibles, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require both judgment and estimation. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized. Further discussions on these accounting policies are found in Note 1.

Goodwill and Intangibles - We have had significant merger and acquisition activity in 2000 and 2001 (see Note 4 and the discussion on the "Transactions" above). In all cases, we have recorded the transactions under the purchase accounting method. Purchase accounting requires extensive use of accounting estimates and judgements to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the transactions, a significant portion of our cost in excess of the book value of net assets acquired has been allocated to licenses and goodwill. Also, amounts have been allocated to other identifiable intangible assets such as non-compete agreements, customer lists, assembled workforce, tower franchise rights and employment agreements. Finite useful lives were assigned to these intangibles and they will be amortized over their remaining lives. As with any intangible asset, future write downs may be required if the value of these assets becomes impaired. Further, the applications of SFAS No. 142 will change our methodology and may result in impairment charges upon adoption of SFAS No. 142 or in periods subsequent to adoption. See discussions on SFAS No. 142 in New Accounting Pronouncements below and in Note 1.

Employee Benefit Plan Assumptions - Retirement benefits are a significant cost of doing business and yet represent obligations that will be settled far in the future. Retirement benefit accounting is intended to reflect service periods based on the terms of the plans and the investment and funding decisions made by the Company. The accounting requires that management make assumptions regarding such variables as the return on assets, the discount rate, and future health care costs. Changes in these key assumptions can have a significant impact on the projected benefit obligation, funding requirements and periodic benefit cost incurred by the Company. Our policies and key assumptions are discussed in Note 14.

Income Taxes - Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 12. These reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or on results from final Internal Revenue Service review of our tax returns. We have generated significant NOLs in 2001 and the net deferred tax liability was $2.2 million. We have evaluated the realizability of the related deferred tax asset base in light of anticipated future results. In 2002, we will record a valuation allowance against deferred tax assets should management determine the realizability of the tax asset to be uncertain.

New Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge designated by the transaction. We currently make minimal use of derivative instruments as defined by SFAS No. 133. The only such instruments at December 31, 2001 are the interest rate swap agreements discussed above.

In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141"). SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Prior to the issuance of SFAS No. 141, companies accounted for mergers and acquisitions using one of two methods: pooling of interests or the purchase method. We have accounted for acquisitions using the purchase method and do not believe the issuance of SFAS No. 141 will have a material effect on the Company's future results of operations or financial position.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 is effective for fiscal years beginning January 1, 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill and other intangible assets deemed to have indefinite lives are no longer subject to amortization over their estimated useful lives. However, the carrying amount of the goodwill must be assessed at least annually for impairment using a fair value based test. Goodwill attributable to equity method investments will also no longer be amortized but is still subject to impairment analysis using existing guidance for equity method investments. For the goodwill and intangible assets in place as of December 31, 2001, we believe the adoption of SFAS No. 142 may have a material effect on our results of operations and financial position.

In June 2001, the FASB also approved SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 will be effective for the Company beginning on January 1, 2003. Accordingly, we have not determined the impact that SFAS No. 143 will have on our future results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement establishes a single accounting model, based on the framework established in SFAS No. 121, for the recognition and measurement of the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company will adopt SFAS No. 144 at the beginning of fiscal 2002. The Company is in the process of evaluating the impact of this pronouncement and management does not expect the adoption will have a material impact on the Company's financial position, results of operations or cash flows.

OPERATING REVENUES
------------------
Our operating revenues, net of bad debt expense, are generated from the following categories:

..  wireless communications, consisting of retail, service and wholesale digital
   PCS revenues;
.. wireline communications, including telephone service, fiber optic network usage (or carrier's carrier services), Internet, CLEC service, and long distance revenues; and,
.. other communications services revenues, including revenues from paging, voicemail, wireless and wireline cable television, our sale and lease of communications equipment and security alarm monitoring and rental of property and equipment, primarily to tenants of certain company owned facilities. Through the disposition date of July 26, 2000, analog cellular revenues are included in this category.

OPERATING EXPENSE
-----------------
Our operating expenses are generally incurred from the following categories:

.. cost of wireless sales, exclusive of other operating expenses shown separately, include digital PCS handset equipment costs, usage-based access charges, including long distance, roaming charges, and other direct costs. We sell handsets to our customers at a price below our cost;

.. maintenance and support expenses, including costs related to specific property and equipment, as well as indirect costs such as engineering and general administration of property and equipment;

.. depreciation and amortization, including amortization of goodwill from acquired assets and capital outlays to support continued business expansion;

..  asset impairment charge, if applicable;

.. customer operations expenses, including marketing, product management, product advertising, sales, publication of a regional telephone directory, customer services and directory services; and,

.. corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information management, human resources and other general and administrative expenses.

OTHER INCOME (EXPENSES)
-----------------------
Our other income (expenses) are generated (incurred) from interest income and expense, equity loss from the VA Alliance (through July 25, 2000) and WV Alliance (through February 13, 2001) (collectivity, the "Alliances" or "PCS investees"), gain on sale of assets and other financing costs.

INCOME TAXES
------------
Our income tax liability and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, losses sustained by the Alliances, net operating losses and related carryforwards, alternative minimum tax credit carryforwards, state minimum tax assessments, gain or loss on the sale of assets and investments, write-down of assets and investments, non-deductible amortization, and other tax deductible amounts.


RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

OVERVIEW
--------

Operating revenues, which are reported net of bad debt expense, increased $101.6 million, or 89%, from $113.5 million in 2000 to $215.1 million in 2001. EBITDA increased $.2 million, or 1%, from $20.3 million in 2000 to $20.5 million in 2001. Operating loss increased $44.4 million, from a loss of $17.4 million in 2000 to a loss of $61.8 million in 2001.

The combination of digital PCS customers from acquisitions and significant customer additions over the two year period, wireline growth from the R&B merger, internal growth and growth in CLEC and Internet customers contributed to the year over year 89% increase in revenue. PCS revenues increased $79.7 million (204%), ILEC revenues increased $10.6 million (33%), CLEC revenues increased $8.4 million (93%) and network and Internet revenues increased $5.0 million (135%) and $4.2 million (31%), respectively, from 2000 to 2001. Bad debt expense increased $6.9 million (212%), from $3.2 million in 2000 to $10.1 million in 2001. Of this increase, $6.1 million is from the wireless PCS segment, driven by the significant increase in customer and revenue growth and higher than normal pre-paid customer churn, primarily occurring in the VA East PCS market (see Wireless PCS operating revenue section below for further discussion).

EBITDA remained relatively flat from 2000 to 2001 due to the inclusion of the VA East and VA Alliance operations for the full year 2001 as compared to the partial year 2000 and the consolidation of the WV Alliance in early 2001. These businesses generated EBITDA losses of $6.8 million and $17.5 million for 2000 and 2001, respectively. In addition to these comparative differences, digital PCS customer additions exceeded prior year customer additions on a pro forma basis by 9,100, or 20% and with this, additional related costs of acquiring new PCS subscribers were incurred (discussed above) of approximately $3 million. These factors were offset by the inclusion of the R&B operation, which generated positive EBITDA of $9.1 million in 2001. On a pro forma basis, EBITDA improved $15.1 million, from $5.3 million in 2000 to $20.4 million in 2001, $7.1 million of which is from the PCS operations and $8.9 million are from the wireline operations, relatively evenly distributed between ILEC, CLEC, Internet and Network.

The significant increase in operating loss is primarily attributable to increased amortization of intangibles associated from acquisition activity of $6.7 million, depreciation increases from inclusion of the acquired entities and the post-acquisition growth in property, plant and equipment within these operations of $32.0 million, and $.4 million increased depreciation from property and equipment growth in the other operations, net of decreases in the other wireless operations from the disposition of the analog cellular operation in July 2000.

Net loss applicable to common shares for 2001 was $82.6 million, which included equity losses from the Alliances of $1.3 million, $23.0 million gain on sale of securities available for sale, $8.6 million gain on sale of a PCS spectrum license and $2.2 million of merger termination fees, net of fees and expenses.

Net income applicable to common shares for 2000 was $10.5 million, which included $62.6 million of gains from the sale of our RSA6 analog assets and operations and our limited partnership interest in RSA5, $16.4 million of income and gain on sale of discontinued operation, as well as equity losses from the Alliances of $12.3 million.

OPERATING REVENUES
------------------

Operating revenues increased $101.6 million, or 89%, from $113.5 million in 2000 to $215.1 million in 2001.

WIRELESS COMMUNICATIONS REVENUES-Wireless communications revenues increased $79.7 million, from $39.1 million in 2000 to $118.8 million in 2001. This increase is primarily due to the acquisition of PrimeCo VA and the consolidation of the VA Alliance (Note 4), which occurred on July 26, 2000. The acquisition of PrimeCo VA (now referred to as the VA East market) and the consolidation of the VA Alliance accounted for $54.9 million, or 69%, of the total increase. The consolidation of the WV Alliance in February 2001 accounted for $21.5 million, or 27%, of the total increase. We increased PCS subscribers by 180,500, from 43,300 at the beginning of 1999 to 223,800 by the end of 2001. This increase is comprised of growth from acquisitions (approximately 145,600) and comparative period to period growth (34,900) over this two year period. Average monthly revenue per subscriber ("ARPU", without roaming) trended upward during 2001, with ARPU at $52 for the fourth quarter of 2001 as compared to $46 for fourth quarter of 2000, reflecting the development of higher-end rate plans. Partially offsetting these growth factors was a pre-pay ARPU decrease during 2001 with the planned shift in customer mix from pre-pay to post-pay. As of December 31, 2001, post-pay type products accounted for 82% of the subscriber base compared to 64% as of the year end 2000.

In addition to subscriber growth and growth in these related revenues, wholesale revenues generated through an agreement with Sprint/Horizon increased $12.1 million, from $7.0 million in 2000 to $19.1 million in 2001 (see Liquidity and Capital Resources section for discussion on the amendment to this agreement).

Pro forma year over year total increase for VA East, VA Alliance and WV Alliance was $26.2 million, or 31%, reflecting the aforementioned subscriber growth, ARPU improvements and growth in wholesale revenues.

WIRELINE COMMUNICATIONS REVENUES-Wireline communications revenues increased $28.2 million, or 48%, from $58.3 million in 2000 to $86.5 million in 2001.

.. Telephone Revenues. Telephone revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our ILEC business increased $10.6 million, or 33%, from $32.2 million in 2000 to $42.8 million in 2001. This increase was primarily due to the consolidation of R&B in February 2001, which contributed $9.1 million of the total ILEC revenue in 2001, and growth in carrier access minutes. Access lines remained essentially flat throughout 2001 as lines totaled 52,036 at year end 2001, just 77 lines ahead of the prior year end. On a pro forma basis, ILEC operating revenues increased $2.9 million, or 7%, from $41.2 million in 2000 to $44.1 million in 2001, driven by growth in carrier access minutes.

.. Network Revenues. Revenues from fiber optic and other long haul transport related network usage increased $5.0 million, or 135%, from $3.7 million in 2000 to $8.7 million in 2001. The primary cause for the increase was the consolidation of R&B in February 2001, which contributed fiber optic network revenue of $4.6 million in 2001. On a pro forma basis, network revenue grew $1.1 million, or 14%, from $8.2 million in 2000 to $9.3 million in 2001 due to increased network usage.

.. CLEC Revenues. Revenues from CLEC operations increased $8.3 million, or 93%, from $9.0 million in 2000 to $17.3 million in 2001. The addition of R&B in February 2001 accounted for $3.1 million, or 37%, of the total increase. During 2001, we added 19,000 access lines, finishing the year with 33,600 access lines. Of these additions, 6,400, or 32%, were added as a result of the R&B merger. On a pro forma basis, CLEC revenues grew $6.1 million, or 52%, from $11.8 million in 2000 to $17.9 million in 2001 reflecting access line growth. In addition to revenue growth generated from traditional CLEC services, revenues from private line or dedicated circuits for business accounts increased $2.7 million.

   Additionally, reciprocal compensation revenues (revenues earned for terminating calls from other ILECs or CLECs) were $3.7 million for both 2000 and 2001. However, a significant reduction in rates in mid-2001 caused a significant decline in reciprocal compensation revenues in the second half of 2001.

..  Internet Revenues. Revenues from Internet services increased $4.1 million, or
   31%, from $13.4 million in 2000 to $17.7 million in 2001. We added a total of 13,400 subscribers during 2001, with 74,200 dial-up and DSL subscribers at year-end. This was achieved from customer growth within our existing markets (11,200 subscribers, or 84% of the total growth) and growth through the merger with R&B (2,100 subscribers, or 16% of the total growth). We grew the number of digital subscriber lines ("DSL") customers by 2,349, or 142%, which accounted for $2.5 million, or 60% of the revenue growth. We added residential DSL through line sharing (discussed in the Overview section above) which greatly increased the size of the market population within our existing geographic markets we serve. Prior to this, DSL was only sold to businesses.


OTHER COMMUNICATIONS SERVICES REVENUES-Other communications services revenues decreased $6.4 million, or 40%, from $16.1 million in 2000 to $9.7 million in 2001. This was primarily due to the disposition of the analog cellular portion of our business in July 2000, which accounted for $5.6 million, or 87%, of the total decrease. Additionally, cable revenues decreased $.4 million (7% of the total decrease) due to a declining subscriber base.


OPERATING EXPENSES
------------------

TOTAL OPERATING EXPENSES-Total operating expenses increased $145.9 million, or 111%, from $130.9 million in 2000 to $276.8 million in 2001. The consolidation of the VA Alliance and the acquisition of VA East accounted for $93.3 million, or 64%, of the total increase, and the consolidation of the WV Alliance accounted for an additional $32.4 million of the total change. Finally, R&B accounted for $18.7 million of the total change. Thus, the remaining net change in operating expenses from all other areas was $1.5 million. Operating expenses, excluding depreciation and amortization, increased $101.3 million, or 109%, from $93.3 million for 2000 to $194.6 million for 2001. The combined effect of the consolidation of the VA Alliance and the acquisition of VA East accounted for $63.9 million, or 63%, of this total year over year increase. The consolidation of R&B in February 2001 accounted for $10.7 million, or 11%, of the total increase, and the consolidation of the WV Alliance in February 2001 accounted for $25.7 million, or 25%, of the total increase. Therefore, the total impact from the businesses consolidated during the comparative periods was $100.3 million of the $101.3 million total change. The remaining businesses increased in total by $3.9 million, offset by a $2.9 million decrease from analog cellular, which was sold in July 2000.

Wireline operating expenses, excluding depreciation and amortization, increased $13.8 million, or 40%, from $34.7 million in 2000 to $48.5 million in 2001. Wireless operating expenses, excluding depreciation and amortization, increased $90.6 million, or 185%, from $48.9 million in 2000 to $139.5 million in 2001. R&B operations accounted for $10.3 million, or 75%, of the total increase. Within the individual segments that comprise total wireline, ILEC accounted for $5.6 million, or 41%, CLEC accounted for $6.1 million, or 44%, Internet accounted for $1.9 million, or 14%, and the remaining $.1 million was attributable to the Network segment. Within the wireless business, the consolidation of the WV Alliance in February 2001 accounted for $25.8 million, or 28%, of the total increase. The VA Alliance consolidation and the acquisition of VA East in July 2000 accounted for $61.3 million, or 68%, of the total increase. Other changes within the wireless businesses netted to a $3.5 million increase. Operating expenses, excluding depreciation and amortization, from the other communication service businesses decreased $3.1 million due primarily to the sale of the analog cellular business in July 2000.

COST OF WIRELESS SALES-Cost of wireless sales increased $29.1 million, or 156%, from $18.7 million in 2000 to $47.8 million in 2001. Of this increase, $23.0 million, or 79%, is from the addition of VA Alliance and VA East, and $9.0 million, or 31%, is due to the consolidation of the WV Alliance in February

2001. These increases are offset by a decrease in parts of our western Virginia market due to the sale of the analog cellular operation in July 2000. In addition to the 33% increase in customers as of the end of 2001 compared to the end of 2000 and the differences created from the consolidations noted above, the Company decreased annual customer churn from 4.52% in 2000 to 4.31% in 2001. Additionally, cost of acquisition ("COA"), which is the cost of the handset subsidy, marketing costs, advertising costs, sales commissions and sales management costs, increased slightly from $339 in 2000 to $344 in 2001 (1.5% increase) driven by selling price competition. The Company's average selling price for handsets with service contracts is approximately $31 in 2001 and the average handset cost is $161, for a subsidy of $130 per unit.

MAINTENANCE AND SUPPORT EXPENSES-Maintenance and support expenses increased $31.3 million, or 100%, from $31.2 million in 2000 to $62.5 million in 2001. This increase was primarily attributable to the consolidation of the WV Alliance in February 2001 ($7.3 million), the consolidation of R&B in February 2001 ($7.2 million), the addition of the VA Alliance and VA East in July 2000 ($11.8 million), growth in CLEC ($3.3 million) and growth in corporate support ($2.8 million), primarily from a centralizing of certain engineering related functions. These increases were offset by decreases totaling $1.1 million in ILEC, network, ISP, and other communications services reflecting certain cost containment measures, the most significant of which was conversion of network facilities from third party to intercompany and other efficiencies achieved from network grooming. Network grooming is the process used to redesign network requirements to achieve a high level of cost efficiency. Despite these measures, the largest driver of expense increase continues to be network access and other plant related expenses due to geographic expansions and new costs from acquisitions. These types of expenses represent the largest start-up expense from geographic expansion.

DEPRECIATION AND AMORTIZATION EXPENSES-Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal reviews, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expenses increased $44.6 million, or 118%, from $37.7 million in 2000 to $82.3 million in 2001. Of this increase, $8.0 million, or 18%, relates to the consolidation of R&B in February 2001, $6.8 million, or 15%, relates to the consolidation of the WV Alliance in February 2001, and $29.4 million, or 66%, relates to the addition of the VA Alliance and VA East in July 2000. Network and CLEC depreciation and amortization grew $1.0 million, offset by declines in the other communications services businesses due primarily to impairment write-downs in 1999 which reduced current year depreciation as compared to the prior year for the related assets.

Relative to the composition of depreciation and amortization by type of asset, network equipment, license amortization and amortization of intangibles increased the most. Cell site additions and other network equipment related capital investments, excluding additions from acquisitions, increased $106.4 million during 2001 and totaled $447.6 million at year-end 2001. Depreciation on these assets increased $28.1 million, from $17.8 million in 2000 to $45.9 million in 2001. PCS license amortization increased $5.0 million, from $6.1 million in 2000 to $11.1 million in 2001 and amortization of cost in excess of assets acquired (i.e. goodwill) and other intangibles increased $6.7 million, from $5.5 million in 2000 to $12.2 million in 2001. The shift in the composition of the asset base to network plant and equipment and goodwill from acquisitions (both of which have shorter asset lives) is partially offset by the increased lives associated with PCS licenses.

CUSTOMER OPERATIONS EXPENSES-Customer operations expenses increased $33.7 million, or 105%, from $32.0 million in 2000 to $65.7 million in 2001. The consolidation of the WV Alliance and R&B in February 2001 accounted for $6.9 million, or 20%, and $3.0 million, or 9%, of the total increase, respectively. In addition to the $23.1 million increase for the inclusion of the VA Alliance and VA East for a full year in 2001, increases occurred in the CLEC business ($1.5 million), which were offset by declines in the ILEC and network businesses. The increases relate primarily to marketing and sales activities and customer care costs primarily associated with adding new customers. Also contributing to the increases was our addition of 12 new retail locations during 2001 in order to strengthen the direct retail sales channel. The slight COA increase noted in Cost of Wireless Sales above translate to additional costs of approximately $.8 million. The decline in ILEC and network is due to the fact that these businesses absorb a smaller percentage of the related fixed infrastructure costs with the rapid growth in PCS and CLEC.

CORPORATE OPERATIONS EXPENSES-Corporate operations expenses increased $7.2 million, or 62%, from $11.4 million in 2000 to $18.6 million in 2001. This was due to the growth in the infrastructure needed to support the acquired VA Alliance and VA East businesses ($5.9 million), acquired WV Alliance business ($2.4 million), acquired R&B businesses ($.5 million), and other geographic expansion in the markets which the CLEC business served by the end of 2001. The total of these factors is $8.8 million and is offset by $1.7 million in reduced costs relating to other businesses from cost containment measures and a redeployment of resources to better support the growth businesses.

OTHER INCOME (EXPENSES)
-----------------------

Gains on sales of assets decreased $30.8 million, or 49%, from $62.6 million in 2000 to $31.8 million in 2001. The $62.6 million gain in the previous year related to the sale of the 22% limited partnership interest in RSA5 and the disposition of the RSA6 analog assets and operations (Note 4). The $31.8 million gain in the current year related primarily to the sale of our holdings of Illuminet Holdings, Inc. ($23.0 million) and to the sale of PCS licenses in Kingsport, Tennessee ($8.6 million)(Note 5).

We incurred bridge commitment financing fees and related expenses of $6.5 million in 2000 (Note 6) related to the VA East acquisition.

Interest expense increased $44.9 million, or 143%, from $31.4 million in 2000 to $76.3 million in 2001. This increase is due to the annual as compared to partial year 2000 interest costs associated with additional financing to fund 2000 acquisitions and other third quarter 2000 transactions, and borrowings to fund capital outlays supporting customer growth and network expansion (Notes 4, 5, 6, and 7), coupled with an increase in our annual borrowing rate of 1.3%, from 10.4% to 11.7% (due to full versus partial year of 2000 new debt which carries higher interest rates than the debt retired in July 2000).

Other income, principally interest, decreased $1.3 million, or 19%, from $7.0 million in 2000 to $5.7 million in 2001. Interest income decreased $1.5 million due to the decrease in restricted cash investments from 2000 to 2001 due to use of funds to pay 2001 senior notes interest payments and due to the elimination of the advances to the Alliances prior to the consolidation of the operating results of these partnerships. At December 31, 2000, the Company held a $57 million advance to the WV Alliance and $71 million in restricted cash investments as compared to no external party advances and $36.2 million in restricted cash at December 31, 2001. The interest income earned on restricted cash, along with the principal, is restricted to fund the first four payments against the Senior Notes due in 2001 and 2002. In addition to the interest income change, we recognized a $2.2 million net gain in 2001 related to the termination of the merger agreement with CEI (Note 8). These increases were partially offset by a $1.2 million reduction in capitalized interest due primarily to fewer large long-term capital construction projects and miscellaneous other credits totaling $1.2 million.

Our share of losses from the VA Alliance decreased $3.7 million, or 100%, from $3.7 million in 2000 to zero in 2001. This is due to the fact that equity accounting was used through July 25, 2000, after which we began consolidating the VA Alliance results of operations (Note 4). Our share of losses from the WV Alliance decreased $7.3 million, or 85%, from $8.6 million in 2000 to $1.3 million in 2001. This is due to the fact that upon completion of the R&B merger in February 2001, the Company began consolidating the results of operations for the WV Alliance (Note 4). Our ownership interests in the VA Alliance and the WV Alliance increased to 91% and 79%, respectively, upon completion of the R&B merger (Note 4), which was completed in February 2001. At year-end 2001, the Company's ownership interests are 97% for the VA Alliance and 98% for the WV Alliance due to the Company's purchase of additional minority interest during 2001.

INCOME TAXES
------------

Income taxes decreased $35.8 million, from a $1.3 million expense in 2000 to a tax benefit of $34.5 million in 2001. This decrease was due to the change in the pre-tax income for the comparable periods. With near break even taxable income ($3.6 million income before taxes) in 2000, the effective tax rate was significantly impacted by favorable tax treatment of certain items which resulted in an effective tax rate of 36.9%. The Company had a significant loss in 2001 (loss before tax of $98.2 million). Thus, permanent book-tax differences and other tax events had a smaller impact on the effective tax rate. However, the effective tax rate was greatly impacted by non-deductible goodwill amortization associated with the R&B acquisition. In addition, we realized a one time gain on sale of investments that were acquired as part of the R&B merger. We are also subject to minimum taxes in certain states that also impact our effective rate.

MINORITY INTERESTS IN LOSSES (EARNINGS) OF SUBSIDIARIES
-------------------------------------------------------

Minority interests in losses increased $1.9 million, from $1.6 million in 2000 to $3.5 million in 2001. Due to the fact that the Alliances have accumulated deficits in equity, we record 100% of the results of operations from the Alliances in our consolidated results until such time as the collectibility of the minority interest assets generated (but not booked) becomes certain. This occurs upon collection of minority capital contributions from capital calls. Capital calls to minority partners totaled $3.5 million in 2001 and $1.6 million in 2000.

DISCONTINUED OPERATION
----------------------

In May 2000, we announced that we had entered into a definitive agreement to sell our directory assistance operation. We sold our directory assistance operation in July 2000. The Company had no discontinued operations in 2001.

DIVIDEND REQUIREMENTS ON PREFERRED STOCK
----------------------------------------

Dividend requirements on preferred stock increased $10.6 million, from $8.2 million in 2000 to $18.8 million in 2001. The Company has issued $250 million of redeemable, convertible preferred stock ($112.5 million of Series B preferred, $137.5 million of Series C preferred in July 2000 pursuant to the 2000 Transactions discussed in the Overview section above). The preferred stock accrues dividends at a rate of 8.5% and 5.5% per annum for the Series B preferred and Series C preferred, respectively, which is payable semi-annually on June 30 and December 31. If dividends are not paid in cash, the unpaid amount is added to the accreted value of the preferred stock. As of December 31, 2001, all dividends have been paid in kind. In addition to the dividend accruals, accretion of the issuance costs is recorded in dividend requirements on preferred stock. This amounted to $.5 million and $1.1 million in 2000 and 2001, respectively.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

OVERVIEW
--------

EBITDA decreased $7.6 million, or 28%, from $27.9 million in 1999 to $20.3 million in 2000. Operating income decreased $30.1 million, from operating income of $12.7 million in 1999 to an operating loss of $17.4 million in 2000.

The combination of digital PCS customers from acquisitions, internal growth and growth in ILEC, CLEC and Internet customers contributed to the year over year increase in revenue. Negative operating margins from early to mid-stage PCS operations and the associated costs of adding new PCS customers (referred to as subscriber acquisition costs), primarily handset subsidies and commissions, drove the decline in overall operating margins. In addition, costs relating to internal growth and increased depreciation and amortization from acquisition activity and the consolidation of VA Alliance further lowered operating income in 2000.

Net income applicable to common shares for 2000 was $10.5 million, which included $62.6 million, $38.3 million after tax, of gains from the sale of our RSA6 analog assets and operations and our limited partnership interest in RSA5, $16.4 million of income and gain on sale of discontinued operation, as well as equity losses from the Alliances of $12.3 million, $7.5 million after tax.

Net income applicable to common shares for 1999 was $6.5 million, which included $8.3 million, $5.2 million after tax, of gains from the sale of our investment in American Telecasting, Inc. and the sale of certain towers, and equity losses from the Alliances of $11.4 million, $7.0 million after tax.

OPERATING REVENUES
------------------
Operating revenues increased $43.7 million, or 63%, from $69.8 million in 1999 to $113.5 million in 2000.

WIRELESS COMMUNICATIONS REVENUES-Wireless communications revenues increased $33.8 million, from $5.3 million in 1999 to $39.1 million in 2000. This increase is primarily due to the acquisition of PrimeCo VA and the consolidation of the VA Alliance (Note 4), which occurred on July 26, 2000. The acquisition of PrimeCo VA (now referred to as the VA East market) and the consolidation of the VA Alliance accounted for $30.5 million, or 90%, of the total increase. Revenue from our RSA6 market (that part of the western Virginia market which was included in our results of operations for all of 1999 and 2000) increased $3.3 million, or 66%, with customers growing from 4,600 at the beginning of 1999 to 20,900 by the end of 2000. Excluding customers from the WV Alliance, as their revenue is not included in the results of operations, we increased PCS subscribers by 107,200, from 32,000 at the end of 1999 to 139,200 at the end of 2000. Of the 2000 revenue contributed by the VA Alliance ($9.4 million in total), the wholesale revenues generated through an agreement with Sprint/Horizon accounted for $7.0 million.

WIRELINE COMMUNICATIONS REVENUES-Wireline communications revenues increased $15.8 million, or 37%, from $42.5 million in 1999 to $58.3 million in 2000.

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

.. Network Revenues. Revenues from fiber optic and other long haul transport related network usage increased $.4 million, or 12%, from $3.3 million in 1999 to $3.7 million in 2000. This increase was the result of increased network usage primarily from existing customers.

..  CLEC Revenues. Revenues from CLEC operations increased $6.5 million, from
   $2.5 million in 1999 to $9.0 million in 2000. This was driven by the roll out of CLEC operations in four new markets in late 1999. During 2000, we added 8,800 CLEC subscribers, finishing the year with a total of 14,600. Additionally, reciprocal compensation revenues (as described above in the 2000 to 2001 comparison) increased $3.3 million in 2000 as compared to 1999.

..  Internet Revenues. Revenues from Internet services increased $8.0 million, or
   147%, from $5.4 million in 1999 to $13.4 million in 2000. In 2000, we added a total of 15,000 subscribers, with 60,800 subscribers at year-end. This was achieved from customer growth during 1999 and 2000 within our existing markets (23,400 subscribers, or 41% of the total growth) and growth through acquisitions (35,800 subscribers, or 59% of the total growth). Revenue increased by a higher rate than year end subscribers for the two years due to the inclusion of the full year of revenues in 2000 compared to a partial year in 1999 for the significant acquisitions that took place in that year.


OTHER COMMUNICATIONS SERVICES REVENUES-Other communications services revenues decreased $5.9 million, or 27%, from $22.0 million in 1999 to $16.1 million in 2000. Analog cellular revenues declined $5.7 million, from $11.3 million in 1999 to $5.6 million in 2000. This decrease reflects the absence of revenue from late July 2000 through the end of the year as the business was sold in connection with the acquisition of VA East. Aside from this, there were declines in phone system sales and services, miscellaneous rent revenues and wireless cable revenues of $.4 million, $.5 million and $.4 million, respectively, from declining customer base. Wireline cable remained flat year over year and revenues from voicemail and paging increased $.7 million due to voicemail customer growth.

OPERATING EXPENSES
------------------

TOTAL OPERATING EXPENSES-Total operating expenses increased $73.7 million, or 129%, from $57.2 million in 1999 to $130.9 million in 2000. The consolidation of the VA Alliance and the acquisition of VA East accounted for $61.2 million, or 83%, of the total increase. The VA Alliance recorded additional depreciation of $2.4 million in 2000 related to the useful life change of wireless switching equipment scheduled for early replacement in the middle of 2002. Offsetting this, the Company recorded asset impairment charges of $4.0 million in 1999. The net effect of these two events resulted in a decrease in operating expenses of $1.6 million in 2000 as compared to 1999. Excluding these factors, total operating expenses increased $14.2 million, or 25%, in 2000 as compared to 1999, reflecting growth in the business segments.

Operating expenses, excluding depreciation and amortization and asset impairment charges, increased $51.4 million, or 123%, from $41.9 million for 1999 to $93.3 million for 2000. The combined effect of the consolidation of the VA Alliance and the acquisition of VA East accounted for 72% of this total year over year increase. Wireline operating expenses, excluding depreciation and amortization and asset impairment charges, increased $14.1 million, from $20.6 million in 1999 to $34.7 million in 2000. Wireless operating expenses, excluding depreciation and amortization and asset write-down and impairment charges, increased $41.0 million, from $7.9 million in 1999 to $48.9 million in 2000. Within the wireline business, Internet and network increases accounted for all of the total increase from market expansion and a full year of expenses in 2000 as compared to only a partial year of expenses in 1999 for the significant Internet acquisitions. Other than the increase from the VA Alliance consolidation and the acquisition of VA East, changes within the wireless businesses netted to $1.0 million. Operating expenses, excluding depreciation and amortization and asset impairment charges, from the other communication service businesses decreased $3.8 million due primarily to the sale of the analog cellular business in July 2000. Additionally, sales of phone systems declined $.4 million and operating expenses for this business declined $.3 million accordingly.

COST OF WIRELESS SALES-Cost of wireless sales increased $10.6 million, or 129%, from $8.1 million in 1999 to $18.7 million in 2000. Of this increase, $8.9 million, or 85%, is from the addition of VA Alliance and VA East. The remaining increase is from our original core market area due to digital customer growth offset by the lack of analog cost of sales subsequent to the analog cellular disposition in July 2000.

MAINTENANCE AND SUPPORT EXPENSES-Maintenance and support expenses increased $16.0 million, or 105%, from $15.2 million in 1999 to $31.2 million in 2000. This increase was primarily attributable to the addition of the VA Alliance and VA East ($5.7 million), growth in CLEC ($5.1 million) and the inclusion of a full year's expenses from the 1999 Internet acquisitions ($3.7 million). In addition, the ILEC telephone business increased $.5 million and the other Internet markets increased $1.0 million, offset by slight decreases in the other communication services businesses. The largest driver of expense increase in all cases relates to network access and other plant related expenses due to geographic expansions and new costs from acquisitions. These types of expenses represent the largest start-up expense from geographic expansion.

DEPRECIATION AND AMORTIZATION EXPENSES-Depreciation and amortization expenses increased $26.4 million, or 233%, from $11.3 million in 1999 to $37.7 million in 2000. Of this increase, $22.6 million, or 86%, relates to the addition of the VA Alliance and VA East. A significant portion of this was from the amortization of related goodwill and other intangible assets ($3.5 million, or 18%) and the amortization of PCS licenses ($4.2 million, or 21%). Additionally, VA Alliance and VA East added $179.6 million of fixed assets (excluding PCS licenses of $411.3 million from acquisitions). Finally, the Company recognized $2.4 million of additional depreciation on switching equipment due to the planned early retirement in the middle of 2002. This switching equipment is being replaced for economic reasons and in order to obtain one consistent switching platform across all markets.

Internet depreciation and amortization grew $2.6 million from the 1999 acquisitions and other geographic expansion, with assets including intangibles increasing by $23.8 million from the beginning of 1999 to the end of 2000. Network and CLEC depreciation and amortization grew $.8 million and the remaining increase of $.3 million was from the ILEC telephone business and the other communications businesses, offset by declines in the cable businesses due primarily to impairment charges in 1999 which lowered depreciation subsequent to the period of the impairment charge. Excluding PCS licenses, a majority of all asset growth occurred from cell site additions and other network equipment related capital investments. The shift in the composition of the asset base to network plant and equipment and goodwill from acquisitions (both of which have shorter asset lives) is offset by the increased lives associated with PCS licenses.

ASSET IMPAIRMENT CHARGE-In 1999, we recognized a $4.0 million asset impairment charge, including a $2.7 million write-down of certain wireless analog cable assets and a $1.3 million write-off of software assets from an abandoned billing system due to a conversion to a single billing platform.

CUSTOMER OPERATIONS EXPENSES-Customer operations expenses increased $20.3 million, or 174%, from $11.7 million in 1999 to $32.0 million in 2000. In addition to the $17.5 million for the inclusion of VA Alliance and VA East, increases occurred in the network and CLEC businesses ($1.9 million) and the Internet businesses ($2.2 million), which were offset by declines in cable and other communications services businesses. The increases relate primarily to marketing and sales activities, customer care costs primarily associated with adding new customers, and the 1999 Internet acquisitions. The decline in other communication services and in the cable businesses is due to the fact that these businesses absorb a smaller percentage of the related infrastructure costs with the rapid growth in PCS, CLEC and Internet.

CORPORATE OPERATIONS EXPENSES-Corporate operations expenses increased $4.6 million, or 67%, from $6.8 million in 1999 to $11.4 million in 2000. This was due to the growth in the infrastructure needed to support the acquired PCS businesses ($3.5 million), acquired Internet businesses ($.8 million) and other geographic expansion in the markets which the CLEC and Internet businesses served by the end of 2000, offset by declines in cable and other communications services businesses.

OTHER INCOME (EXPENSES)
-----------------------

Gains on sales of assets increased $54.3 million, from $8.3 million in 1999 to $62.6 million in 2000. The $8.3 million gain in 1999 related to the gain on sale of a communications tower and the gain from sale of our holdings in American Telecasting, Inc (Notes 5 and 11). The $62.6 million gain in 2000 related to the sale of the 22% limited partnership interest in RSA5 and the disposition of the RSA6 analog assets and operations (Note 4).

We incurred bridge commitment financing fees and related expenses of $6.5 million in 2000 (Note 6) related to the VA East acquisition.

Interest expense increased $30.5 million, from $.9 million in 1999 to $31.4 million in 2000. This increase is due to additional financing to fund acquisitions and other third quarter transactions, and to fund future growth activity in an expanded market (Notes 4, 5, 6, and 7), coupled with an increase in our borrowing rate of 4.2%, from 6.2% to 10.4%. Other income was $7.0 million in 2000. The only significant item of a like nature was the interest income charged to the Alliances for the advance to them during 1999, which was netted with interest expense. The interest income earned in 2000 is generated from the $70 million of restricted cash for payment of the initial two years of interest on the Senior Notes and the $57 million advance to the WV Alliance in connection with the refinancing of its indebtedness with the RTFC in contemplation of the pending consolidation of the WV Alliance in February 2001 (Notes 4, 6 and 9) and other normal advances of $9 million during the year.

Our share of losses from the VA Alliance decreased $1.7 million, or 32%, from $5.4 million in 1999 to $3.7 million in 2000. This is primarily due to the fact that equity accounting was used through July 25, 2000, after which, as a result of the conversion of our preferred interest to common interest and our exercise of the right to fund $11.4 million of the VA Alliance's Series A preferred interest to obtain a controlling interest (increasing from 21% to 65%), we began consolidating the VA Alliance results of operations. Our share of losses from the WV Alliance, which commenced operations in the latter part of the third quarter of 1998 and expanded significantly in the second quarter of 1999, increased $2.7 million, or 45%, from $5.9 million in 1999 to $8.6 million in 2000.

INCOME TAXES
------------

Income tax liability decreased $1.3 million, or 49%, from $2.6 million in 1999 to $1.3 million in 2000. This decrease was due to the change in the pre-tax income for the comparable periods. In addition, the effective rate changed from a 30.8% tax obligation in 1999 to a 36.9% tax obligation for 2000. The effective tax rates were greatly impacted by favorable tax treatment of certain items, which had a significant effect on the effective tax rate as the pre-tax income was relatively low in both periods.

DISCONTINUED OPERATION
----------------------

In May 2000, we announced that we had entered into a definitive agreement to sell our directory assistance operation. We sold our directory assistance operation in July 2000. All periods presented on the income statement have been restated to reflect the accounting for the directory assistance segment as discontinued operation. Non-incremental corporate overhead of $.4 million in 2000 and $.6 million in 1999 that was previously allocated to this business segment has been included in operating expenses of continuing operations.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. The Company has limited investments which are subject to significant long-term market risk, and cash and restricted cash investments are generally high grade, fixed rate instruments. With respect to long-term debt instruments, at December 31, 2001 the Company has $387.4 million (or 63% of total long-term debt), which are fixed rate instruments. While changes in interest rates impact the fair value of these instruments, there is no impact to earnings and cash flows because we intend to either hold these obligations to maturity or refinance them under more favorable conditions. The remaining $225 million of long-term debt represents borrowings against the $325 million variable-rate, Senior Credit Facility. Of the $225 million, the interest rate risk of $162.5 million is managed by two interest rate swap agreements (Note 9). The remaining $62.5 million of outstanding credit facility debt is subject to interest rate risks. Currently, the variable interest is significantly below those covered by the interest rate swap agreements. As the variable interest rate is based on the one month LIBOR rate, we are most vulnerable to changes in these short term rates.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under our Senior Credit Facility. After closing on the acquisition of PrimeCo VA (Note 7) and the related financing, we had $175 million in unused borrowings available under our Senior Credit Facility. We borrowed an additional $25 million against our Senior Credit Facility in the fourth quarter of 2000 and borrowed an additional $50 million in 2001. Therefore, as of December 31, 2001, we had $100 million in unused borrowings available under our Senior Credit Facility.

In March 2002, we announced an amendment to the existing $325 million Senior Credit Facility which modified certain financial covenants and terms of the agreement. While we exceeded our financial covenants in 2001, we forecasted that the Company would not be in compliance with the trailing twelve month EBITDA covenant in 2002 due to the escalation of the EBITDA covenant thresholds in 2002. Based on this, the Company requested and received approval for an amendment to the $325 million Senior Credit Facility, revising the 2002 EBITDA covenants and the 2003 leverage ratio covenants. Additionally, the amendment stipulated new governance reporting requirements and restrictions relative to revolver drawdowns and maximum cash balances. Also, the amendment added a provision for the partial paydown of the credit facility if the Company were to sell certain excess PCS spectrum holdings or other non-strategic assets in excess of $50 million.

Although we are projecting a net operating loss for 2002, we estimate that state minimum tax and franchise tax requirements will result in about a $1.1 million tax liability.

OPERATING CASH FLOWS
--------------------

During 2001, net cash used in operating activities was $11.5 million. Principle changes in operating assets and liabilities were as follows: other current assets increased $1.8 million primarily from an increase in other receivables based on new arrangements with third party processors; and, income taxes receivable decreased $1.8 million at December 31, 2001 as compared to 2000.

During 2000, net cash provided by operating activities was $9.9 million. Principle changes in operating assets and liabilities were as follows: accounts receivable increased $5.7 million in total, which was a result of the VA Alliance and VA East acquisitions, net of the disposition of the analog cellular assets and operations ($6.2 million), and increases from significant year over year customer growth; materials and supplies increased $2.2 million; income taxes receivable decreased $2.4 million at December 31, 2000 as compared to 1999, with income tax obligations from business dispositions (Notes 6, 7 and 10) being offset by income tax benefits primarily from PCS operating losses; and, accounts payable and other liabilities increased by $4.1 million from December 31, 1999.

Our cash flows used in investing activities for 2001 aggregated $29.8 million and include the following:

.. $102.9 million for the purchase of property and equipment, $5.3 million of which related to purchases of 3G-1XRTT equipment in order to replace the network plant and equipment in significant portions of the VA Alliance and the WV Alliance market areas pursuant to a wholesale service agreement (see "Overview" above);

..  $60.8 million proceeds from the sale of towers and investments;

.. $3.5 million deferred proceeds from the sale of discontinued operation in 2000;

.. $8.0 million refund of deposits outstanding at December 31, 2000 for an FCC license auction;

..  $3.0 million of net advances to the WV Alliance prior to consolidation; and,

.. $2.2 million cash on hand from R&B at the time of the merger, net of merger closing costs paid; and,

..  $2.9 million net proceeds from the CEI merger termination fee (Note 8).

During 2000, our investing activities included:

..  $65.6 million for the purchase of property and equipment;

.. $408.6 million representing the cash portion of the acquisition price for PrimeCo VA (Note 6);

.. $69.2 million cash outlay relating to the purchase of restricted cash investments equal to the first two years interest payments on our Senior Notes;

..  $30.3 million of proceeds from the sale of the directory assistance operation
   (Note 10);

.. $10.7 million cash outlay relating to the purchase of minority interest in the cellular business which was subsequently disposed of through a non-cash like-kind asset exchange in connection with the PrimeCo VA acquisition;

.. $15.3 million of investments in the WV Alliance and VA Alliance ($3.9 million in scheduled equity contributions and $11.4 million in connection with the purchase of controlling common ownership interest (Note 8));

.. $62.4 million of net advances to the Alliances, the majority of which was to the WV Alliance in order for it to pay off its existing long-term debt in contemplation of the pending consolidation (Note 9);

.. $14.9 million of deposits on assets, $6.9 million on the new customer care facility in Portsmouth, VA, and $8.0 million on the FCC license auction (returned in January 2001 as no additional licenses were purchased from this auction);

.. $3.2 million received from the sale of 10 towers and $1.4 million cash outlay to acquire Internet subscribers (Note 5); and,

.. $7.5 million purchase of RTFC subordinated capital certificates in connection with RTFC participation in the Senior Credit Facility.


Net cash provided by financing activities for 2001 aggregated $47.0 million, which represents the following:

..  $50.0 million proceeds from our Senior Credit Facility;

.. $3.4 million cash outlay for capital lease obligations and scheduled FCC and other debt principle payments;

..  $.3 million cash outlay to pay off debt financing closing costs; and,

..  $.7 million of net proceeds from the exercise of stock options.

Net cash provided by financing activities for 2000 aggregated $613.1 million, which represents the following:

.. payment of dividends on outstanding common stock of $1.5 million in the first quarter of 2000;

..  redemption payment on our senior notes of $12.7 million (Note 6);

.. $18.6 million in payments for investment banking, legal and other professional services associated with the issuance of long-term debt (Note
   6);

.. $242.5 million in proceeds from the issuance of preferred stock and the related warrants and $544.4 million in proceeds from the issuance of long-term debt (Note 7);

..  $118.6 million cash outlay to pay off certain VA Alliance debt (Note 4);

..  $23.5 million of cash outlay to pay off our existing lines of credit; and,

..  $1.1 million of net proceeds from the exercise of stock options.

Under restrictions related to our financing (Note 7), we have discontinued payment of dividends to common shareholders effective for the quarter ended June 30, 2000. This will allow us to retain future earnings, if any, to fund the development and growth of our businesses and to service our debt obligations.

In 2002, we anticipate increasing levels of PCS subscribers and ARPU growth, continued lowering of PCS churn, positive cash flow from our wireless segment, continued revenue growth from our wireline segments and continuing cost containment measures. Achievement of these results is important to ensure long-term liquidity and continued access to borrowings under our Senior Credit Facility. In addition, our liquidity needs will be impacted by:

.. capital expenditures required to deploy 3G-1XRTT technology in certain of the VA Alliance and WV Alliance markets;

.. capital expenditures required to support customer growth and wholesale usage to provide sufficient PCS capacity;

.. capital expenditures required to support access line growth in existing markets; and,

.. significant interest expense associated with current and increasing debt levels.

Regarding our Senior Credit Facility covenants, the 2002 EBITDA minimum level is $49.6 million and includes quarterly rolling twelve month thresholds. This is a significant increase over our 2001 EBITDA levels of $20.5 million.

Our liquidity sources include:

..  cash flow from operations;

.. approximately $36.2 million held in the escrow account to fund the next two interest payments on our Senior Notes;

.. $100 million available under our Senior Credit Facility as of year-end, subject to compliance with amended covenant requirements;

.. disposition of additional non-strategic businesses and assets, such as additional sales of excess PCS spectrum and other types of spectrum, such as WCS, LMDS and MMDS. The Company holds PCS licenses in 17 markets where service is currently being provided and 20 markets where service is not currently being provided. In many cases we own licenses covering spectrum in excess of what will be needed to execute our business plan for the foreseeable future. In 2001, the Company sold $11.6 million of excess spectrum for a gain of $8.6 million and has announced definitive agreements for other spectrum sales worth $21.6 million, in the aggregate, which are expected to close over the first nine months of 2002; and,

..  public and private debt and equity markets.

We expect capital expenditures for the year 2002 to be between $75 million and $85 million. We expect these capital expenditures to be used to:

.. deploy 3G-1XRTT technology in certain of the VA Alliance and WV Alliance markets;

..  support network capacity and coverage demands of VA East, VA Alliance and WV
   Alliance operations;

..  support customer growth in CLEC and Internet access services; and,

.. support back office tools in order to improve customer satisfaction and improve our internal controls and efficiencies.

Approximately $30 million to $35 million of these anticipated 2002 capital expenditures are based on an obligation within our wholesale agreement with Sprint/Horizon to build out a 3G-1XRTT network in certain markets. The estimated total cost of this build-out is approximately $40 million to $45 million which will be completed by 2003. VA East and the Alliances have substantially satisfied their FCC build-out requirements. Accordingly, aside from the 3G-1XRTT network upgrade commitment, the expenditures forecast noted above are primarily driven by the expected need to support customer growth and wholesale usage. To the extent that this customer growth and wholesale usage is less than expected, our capital expenditures will be reduced. Since these are generally capacity related expenditures to support customer growth, it is uncertain when these proposed uses will be initiated or completed.

Based on our assumptions about the future of our operating results, including positive EBITDA from our wireless PCS operations in 2002, our capital expenditure needs, and the availability of borrowings under our Senior Credit Facility and our other sources of liquidity, we believe that we will have sufficient financial resources to fund our existing and currently anticipated operational plans. However, if any of our assumptions prove incorrect, we may not have sufficient financial resources or may not be able to access current availability under our Senior Credit Facility. If so, we may have to delay or abandon some of our anticipated capital expenditures, modify our operating plans, expedite the sale of non-strategic assets or seek additional capital resources, and our ability to make interest and principal payments on the notes could be significantly impaired.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's senior credit facility of $325 million, $225 million of which was outstanding at December 31 , 2001, bears interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The Company's unsecured senior notes and unsecured subordinated notes are at fixed interest rates of 13% and 13.5%, respectively. The Company has other fixed rate, long-term debt totaling $19.7 million at December 31, 2001.

The Company is exposed to market risks primarily related to interest rates. To manage its exposure to interest rate risks and in accordance with conditions of the senior note indenture, the Company entered into two, five year interest rate swap agreements with notional amounts of $162.5 million in September 2000. These swap agreements manage the Company's exposure to interest rate movements by effectively converting a portion of the long-term debt from variable to fixed rates. The net fact amount of interest rate swaps subject to variable rates as of December 31, 2000 and 2001 was $ 162.5 million. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 1.876% as of December 31, 2001. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes. Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At December 31, 2001, the Company had no exposure to credit loss on interest rate swaps. At December 31, 2000 and 2001, the swap agreements had a fair value $6.4 and 13.1 million, respectively, below their face value. Upon adoption of SFAS No. 133 and 138 in 2001, the $13.1 million is recorded as a long-term liability. The effects of a one percentage point change in LIBOR rates would change the fair value of the swap agreements by $5.3 million for a one percentage point increase in the rate (to $7.8 million below face value) and $8.0 million for a one percentage point decrease in the rate (to $21.1 million below face value).

The Company has interest rate risk on the amount above the $162.5 million of senior bank debt covered by the swap noted above. At December 31, 2001, the Company senior bank debt totaled $225 million, or $62.5 million over the swap agreements.

The Company's senior notes are trading at rates well below their book values. The Company's management believes that the risk of the fair value exceeding the carrying value of this debt in the foreseeable future is remote due to the current trading level, as well as market and industry conditions.

At December 31, 2001, the Company's financial assets included cash and cash equivalents of $7.3 million, restricted cash of $36.2 million and securities and investments of $14.0 million. With respect to the cash and cash equivalents and the restricted cash, as well as $9.2 million of the investments, there is no material market risks as these are fixed rate, fixed maturity instruments. Also, we believe there is minimal credit risks as the counterparties are prominent financial institutions. The remaining $4.8 million of investments are in partnership interest ($2.4 million) and equity securities ($2.4 million). The Company is exposed to market and credit risks with these investments. However, we do not believe that this risk is material to our financial position or will be material to the results of future operations.

The following sensitivity analysis indicates the effect of the fair value of financial instruments, which is potentially subject to material market risks assuming a ten percent change in market rates or, in the case of the interest rate swap, a one percent change in the interest rates:


    At December 31, 2001                    Book           Fair         Fair Value         Fair Value
                                            Value          Value      assuming noted      assuming noted
                                                                    decrease in market     increase in
                                                                         pricing          market pricing
-----------------------------------------------------------------------------------------------------------
    Marketable long-term debt               270,500      $196,000       $168,000            $224,000

    Non-marketable long-term debt           341,900       320,200        288,200               3,200
    Interest rate swaps                  $       --       (13,100)       (21,100)             (7,800)
    Long-term equity and partnership          4,800         4,800          4,300               5,300
    interest investments

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations
NTELOS Inc. and Subsidiaries
(In thousands, except per share amounts)
Years Ended December 31,                                                      2001         2000         1999
--------------------------------------------------------------------------------------------------------------
Operating Revenues
   Wireless PCS                                                            $ 118,832    $  39,096    $   5,290
   Wireline communications                                                    86,485       58,280       42,507
   Other communications services                                               9,746       16,143       22,033
--------------------------------------------------------------------------------------------------------------
                                                                             215,063      113,519       69,830
--------------------------------------------------------------------------------------------------------------

Operating Expenses
   Cost of wireless sales (exclusive of the items shown separately below
   below)                                                                     47,808       18,657        8,142
   Maintenance and support                                                    62,508       31,177       15,212
   Depreciation and amortization                                              82,281       37,678       11,323
   Asset impairment charge                                                        --           --        3,951
   Customer operations                                                        65,657       31,992       11,685
   Corporate operations                                                       18,586       11,441        6,846
--------------------------------------------------------------------------------------------------------------
                                                                             276,840      130,945       57,159
--------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                                      (61,777)     (17,426)      12,671

Other Income(Expenses)
   Equity loss from PCS investees
     VA PCS Alliance                                                              --       (3,679)      (5,437)
     WV PCS Alliance                                                          (1,286)      (8,580)      (5,929)
   Gain on sale of assets                                                     31,845       62,616        8,318
   Other financing costs                                                          --       (6,536)          --
   Interest expense                                                          (76,251)     (31,407)        (900)
   Other income, principally interest                                          5,679        6,970          179
--------------------------------------------------------------------------------------------------------------
                                                                            (101,790)       1,958        8,902

Income Taxes (Benefit)                                                       (34,532)       1,326        2,622
--------------------------------------------------------------------------------------------------------------
                                                                             (67,258)         632        6,280

Minority Interests in Losses (Earnings) of Subsidiaries                        3,545        1,638         (389)
--------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                                     (63,713)       2,270        5,891

Discontinued Operation
   Income from discontinued operation, net of tax                                 --          396          602
   Gain on sale of discontinued operation, net of tax                             --       15,973           --
--------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                            (63,713)      18,639        6,493

Dividend requirements on preferred stock                                      18,843        8,168           --
--------------------------------------------------------------------------------------------------------------
Income (Loss) Applicable to Common Shares                                  $ (82,556)   $  10,471    $   6,493
--------------------------------------------------------------------------------------------------------------

Basic Earnings per common share:
   Income (loss) from continuing operations                                $   (5.02)   $   (0.45)   $    0.45
   Income from discontinued operation                                             --         1.25         0.05
--------------------------------------------------------------------------------------------------------------
     Basic earnings (loss) per common share                                $   (5.02)   $    0.80    $    0.50

Diluted Earnings per common share:
   Income (loss) from continuing operations                                $   (5.02)   $   (0.45)   $    0.45
   Income from discontinued operation                                             --         1.25         0.05
--------------------------------------------------------------------------------------------------------------
     Diluted earnings (loss) per common share                              $   (5.02)   $    0.80    $    0.50

Average shares outstanding - basic                                            16,442       13,106       13,042
Average shares outstanding - diluted                                          16,442       13,106       13,113
--------------------------------------------------------------------------------------------------------------
Cash dividends per share                                                   $      --    $ 0.11475    $   0.459

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
NTELOS Inc. and Subsidiaries
(In thousands)
December 31,                                                                         2001         2000
--------------------------------------------------------------------------------------------------------
Assets

Current Assets
   Cash and cash equivalents                                                     $    7,293   $    1,637
   Restricted cash                                                                   18,069       20,121
   Accounts receivable, net of allowance of $13,971 ($5,100 in 2000)                 30,328       21,283
   Inventories and supplies                                                           9,619        7,896
   Other receivables and deposits                                                     4,669       14,485
   Prepaid expenses and other                                                         3,929        3,178
   Income taxes receivable                                                            1,945        2,930
--------------------------------------------------------------------------------------------------------
                                                                                     75,852       71,530
--------------------------------------------------------------------------------------------------------

Investments and Advances
   Advances to affiliates                                                                --       66,210
   Securities and investments                                                        13,963       17,405
   Restricted cash                                                                   18,094       50,903
--------------------------------------------------------------------------------------------------------
                                                                                     32,057      134,518
--------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
   Land and building                                                                 50,836       26,988
   Network plant and equipment                                                      447,585      293,024
   Furniture, fixtures, and other equipment                                          65,283       39,539
   Radio spectrum licenses                                                          456,038      428,317
--------------------------------------------------------------------------------------------------------
     Total in service                                                             1,019,742      787,868
   Under construction                                                                35,753       47,072
--------------------------------------------------------------------------------------------------------
                                                                                  1,055,495      834,940
Less accumulated depreciation                                                       154,440       86,335
--------------------------------------------------------------------------------------------------------
                                                                                    901,055      748,605
--------------------------------------------------------------------------------------------------------

Other Assets
   Cost in excess of net assets of business acquired, less accumulated
     amortization of $10,264 ($4,253 in 2000)                                       135,635       45,861
   Other intangibles, less accumulated amortization of $8,261 ($3,554 in 2000)       23,677       44,043
   Deferred charges                                                                  18,675       26,586
   Radio spectrum licenses not in service                                             9,935        7,874
--------------------------------------------------------------------------------------------------------
                                                                                    187,922      124,364
--------------------------------------------------------------------------------------------------------
                                                                                 $1,196,886   $1,079,017
--------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
NTELOS Inc. and Subsidiaries
(In thousands)
December 31,                                                                            2001           2000
-------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                                $    39,917    $    33,119
   Advance billings and customer deposits                                                8,889          6,697
   Accrued payroll                                                                       5,540          2,420
   Accrued interest                                                                     18,332         20,894
   Deferred revenue                                                                      5,092          4,843
   Other accrued liabilities                                                             4,927          7,362
-------------------------------------------------------------------------------------------------------------
                                                                                        82,697         75,335
-------------------------------------------------------------------------------------------------------------
Long-term Debt                                                                         612,416        556,287
-------------------------------------------------------------------------------------------------------------

Long-term Liabilities
   Deferred income taxes                                                                 2,200         37,505
   Retirement benefits                                                                  15,789         12,017
   Long-term deferred liabilities                                                       43,624         13,750
-------------------------------------------------------------------------------------------------------------
                                                                                        61,613         63,272
-------------------------------------------------------------------------------------------------------------
Minority Interests                                                                         847          1,258
-------------------------------------------------------------------------------------------------------------

Redeemable, Convertible Preferred Stock                                                265,747        246,906
-------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
   Preferred stock, no par value per share, authorized 1,000 shares; none issued            --             --
   Common stock, no par value per share, authorized 75,000 shares; issued 17,209
     shares (13,132 in 2000)                                                           182,093         45,272
   Stock warrants                                                                       22,874         22,874
   Retained earnings (accumulated deficit)                                             (23,201)        59,355
   Accumulated other comprehensive income (loss)                                        (8,200)         8,458
-------------------------------------------------------------------------------------------------------------
                                                                                       173,566        135,959
-------------------------------------------------------------------------------------------------------------
                                                                                   $ 1,196,886    $ 1,079,017
-------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
NTELOS Inc. and Subsidiaries
Years Ended December 31,                                                  2001         2000         1999
----------------------------------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      $ (63,713)   $  18,639    $   6,493
Deduct income from discontinued operation                                     --         (396)        (602)
Deduct gain on sale of discontinued operation                                 --      (15,973)          --
----------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                 (63,713)       2,270        5,891
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Gain on sale of assets                                              (31,845)     (62,616)      (8,318)
     Gain from merger termination fee                                     (2,204)          --           --
     Asset write-down and impairment charges                                  --           --        3,951
     Depreciation                                                         70,679       32,666       10,159
     Amortization                                                         11,602        5,012        1,164
     Deferred taxes                                                      (35,313)         915        3,437
     Retirement benefits and other                                         1,803        1,556        1,229
     Interest paid from restricted cash                                   35,711       20,121           --
     Accrued interest income on restricted cash                           (3,460)      (1,862)          --
     Equity loss from PCS Alliances                                        1,286       12,259       11,366
     Accretion of loan discount and origination fees                       4,265        1,772           --
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
     Increase in accounts receivable                                        (388)      (5,746)      (1,083)
     (Increase) decrease in inventories and supplies                          (8)      (2,164)         419
     Increase in other current assets                                     (1,820)        (792)        (121)
     Changes in income taxes                                               1,790        2,400       (1,308)
     Increase (decrease) in accounts payable                                (497)      (1,313)       2,517
     Increase (decrease) in other accrued liabilities                        405        3,442         (220)
     Increase in other current liabilities                                   206        2,009          422
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations                     (11,501)       9,929       29,505
Net cash used in discontinued operation                                       --          (51)      (1,008)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                      (11,501)       9,878       28,497

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                   (102,872)     (65,590)     (33,809)
  Proceeds from sale of assets and investments                            60,818        3,200        9,732
  Cash payment on purchase of PrimeCo VA                                      --     (408,644)          --
  Investments in restricted cash, net                                         --      (69,162)          --
  Proceeds from sale of discontinued operation                             3,500       30,343           --
  Investments in PCS Alliances                                              (687)     (15,292)      (3,892)
  Cash from merged entity, net of closing costs                            2,192           --           --
  Repayments from (advances to) PCS Alliances                             (2,960)     (62,385)       1,857
  Deposit refunds (deposit) on assets                                      8,000      (14,852)          --
  Proceeds from merger termination fee, net                                2,918           --           --
  Purchase of minority interest                                              (93)     (10,745)          --
  Acquisitions of Internet company and subscribers                            --       (1,367)     (12,355)
  Purchase of investments and other                                         (612)      (7,008)      (1,328)
----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                  (29,796)    (621,502)     (39,795)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                50,000      544,357           --
  Proceeds from issuance of preferred stock and warrants                      --      242,523           --
  Payoff of VA PCS Alliance long-term debt                                    --     (118,570)          --
  Cash dividends                                                              --       (1,501)      (5,991)
  Payments on senior notes                                                    --      (12,727)      (3,636)
  Additional borrowings (payments) under lines of credit                  (3,422)     (23,530)      20,664
     (net) and other debt instruments
  Net proceeds from exercise of stock options and stock                      670        1,133          416
     issuance through Employee Stock Purchase Plan
  Payment of debt financing closing costs                                   (295)     (18,622)          --
----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                               46,953      613,063       11,453
----------------------------------------------------------------------------------------------------------
  Increase in cash and cash equivalents                                    5,656        1,439          155
  Cash and cash equivalents:
  Beginning                                                                1,637          198           43
----------------------------------------------------------------------------------------------------------
  Ending                                                               $   7,293    $   1,637    $     198
----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


Consolidated Statements of Shareholders' Equity
NTELOS Inc. and Subsidiaries

(In thousands)                                              Common Stock        Stock      Retained       Accumulated      Total
                                                                               Warrants    Earnings          Other     Shareholders'
                                                         -------------------             (Accumulated    Comprehensive     Equity
                                                          Shares     Amount                 Deficit)     Income (Loss)
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                                  13,017   $  43,527   $      --   $  49,883      $      --      $  93,410
Comprehensive income:
   Net income                                                                                  6,493
   Unrealized gain on securities available
     for sale, net of $14,013 of deferred
     tax effect                                                                                              21,856
   Comprehensive income                                                                                                     28,349
Dividends on common shares                                                                    (5,991)                       (5,991)
Stock options exercised, net                                  43         416                                                   416
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                13,060      43,943          --      50,385         21,856        116,184

----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                                                 18,639
   Unrealized loss on securities available
     for sale net of $8,529 of deferred
     tax benefit                                                                                            (13,398)
   Comprehensive income                                                                                                      5,241
Tax benefit related to stock options                                     196                                                   196
Dividends on common shares                                                                    (1,501)                       (1,501)
Dividends on preferred shares                                                                 (8,168)                       (8,168)
Issuance of warrants                                                              22,874                                    22,874
Stock options exercised, net                                  70       1,095                                                 1,095
Shares issued through Employee Stock Purchase Plan             2          38                                                    38
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                13,132      45,272      22,874      59,355          8,458        135,959

Comprehensive income:
   Net loss                                                                                  (63,713)
   Cash flow hedge:
     Cumulative effect on the adoption of SFAS No
       133, net of $2,489 of deferred tax benefit                                                            (3,900)
     Derivative losses, net of $2,608 of deferred tax
       benefit                                                                                               (4,105)
     Unrealized loss on securities available for
       sale, net of $124 of deferred tax benefit                                                               (195)
     Realization of gain due to sale of equity
       interest in Illuminet Holdings, Inc., net of
       $5,484 deferred tax obligation                                                                        (8,458)
   Comprehensive loss                                                                                                      (80,371)
Dividends on preferred shares                                                                (18,843)                      (18,843)
Common stock issuance pursuant to R&B Merger               3,704     131,376                                               131,376
Common stock issuance for purchase of additional
   interest in Alliances                                     320       4,775                                                 4,775
Stock options exercised, net                                  16         106                                                   106
Shares issued through Employee Stock Purchase Plan            37         564                                                   564
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                17,209   $ 182,093   $  22,874   $ (23,201)     $  (8,200)     $ 173,566
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

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

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and those limited liability corporations ("LLC's") where the Company, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION: The Company's revenue recognition policy is to recognize revenues when services are rendered or when products are delivered, installed and functional, as applicable. Certain services of the Company require payment in advance of service performance. In such cases, the Company records a service liability at the time of billing and subsequently recognizes revenue over the service period.

With respect to the Company's wireline and wireless businesses, the Company earns revenue by providing access to and usage of its networks. Local service and airtime revenues are recognized as services are provided. Wholesale revenues are earned by providing switch access and other switching services, including wireless roamer management, to other carriers. Wholesale prices are based on actual annual fixed and variable costs or are set by the applicable tariffs. Other revenues for equipment sales are recognized at the point of sale. PCS handset equipment is sold at prices below cost. Prices are based on the service contract period. The Company recognizes the entire cost of the handsets at the point of sale, rather than deferring such costs over the service contract period.

The Company charges activation, installation and set-up related fees on several services. In the fourth quarter of 2000, the Company adopted Securities and Exchange Commission ("SEC") "Staff Accounting Bulletin 101: Revenue Recognition in Financial Statements" ("SAB 101"). This interpretative document requires the Company to defer these types of revenues until the Company performs the underlying service. The deferral period is determined by the average length of service period (24 to 36 months, depending on the applicable service). SAB 101 also allows the deferral of the related direct costs incurred up to, but not in excess of, the revenue. The impact of adopting SAB 101 was not material.


CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit.

TRADE ACCOUNTS RECEIVABLE: The Company sells its services to residual and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The carrying amount of the Company's trade accounts receivable approximates their fair market value. The Company executes credit and collection policies to ensure collection of trade receivables but generally does not require collateral on any of its sales. The Company maintains an allowance for doubtful accounts, which management believes adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates.

SECURITIES AND INVESTMENTS: The Company has investments in debt and equity securities and partnerships. Management determines the appropriate classification of securities at the date of purchase and continually thereafter. The classification of those securities and the related accounting policies are as follows:

     AVAILABLE FOR SALE SECURITIES: Securities classified as available for sale are primarily traded on a national exchange and are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors including changes in market conditions, liquidity needs and other similar factors. Securities available for sale are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are determined on a specific identification basis.

     EQUITY METHOD INVESTMENTS: These investments consist of partnership and corporate investments where the Company's ownership is 20% or more, except where such investments meet the requirements for consolidation. Under the equity method, the Company's share in earnings or losses of these companies is included in earnings.

     INVESTMENTS CARRIED AT COST: These are investments in which the Company does not have significant ownership and for which there is no ready market. Information regarding these and all other investments is reviewed continuously for evidence of impairment in value. In the fourth quarter of 2000, the Company wrote off an investment with a carrying value of $.4 million. No other impairment occurred at December 31, 2001.

Interest on debt securities is recognized in income as accrued and dividends on marketable equity securities are recognized in income on the record date. Realized gains or losses are determined on the basis of specific securities sold and are included in earnings.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. Accumulated depreciation is charged with the cost of property retired, plus removal cost, less salvage. Depreciation is determined under the straight-line method. Buildings are depreciated over a 50-year life. Network plant and equipment are depreciated over various lives from 3 to 50 years, with an average life of approximately 9 years. Furniture, fixtures and other equipment are depreciated over various lives from 5 to 24 years. Radio spectrum licenses, which are for areas where the licenses are being used in operations, are amortized over a life of 40 years. The Company has other non-operating radio spectrum licenses that are included in other assets and not amortized until such licenses are placed in service. Depreciation provisions were approximately 7.3%, 7.4% and 7.0% of average depreciable assets for the years 2001, 2000 and 1999, respectively.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under this standard, guidance is provided on measuring and recording the liability. The Company adopted SFAS No. 143 at the beginning of fiscal 2002. The Company is in the process of evaluating the impact of this pronouncement and management does not expect the adoption will have a material impact on the Company's financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), that addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

This pronouncement establishes a single accounting model, based on the framework established in SFAS No. 121, for the recognition and measurement of the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company adopted SFAS No. 144 at the beginning of fiscal 2002. The Company is in the process of evaluating the impact of this pronouncement and management does not expect the adoption will have a material impact on the Company's financial position, results of operations or cash flows.

INVENTORIES AND SUPPLIES: The Company's inventories and supplies consists primarily of items held for resale such as PCS handsets, pagers, wireline business phones and accessories. The Company values its inventory at the lower of cost or market. The Company applies cost using the standard costing method. The market value is determined by reviewing current replacement cost, marketability, and obsolescence.

COST IN EXCESS OF NET ASSETS ACQUIRED: Cost in excess of net assets acquired resulting from acquisitions is being allocated to the identifiable intangible assets with the balance being recorded as goodwill. A majority of the cost in excess of net assets acquired has been allocated to goodwill, tower franchise rights, assembled workforce, customer lists and non-compete agreements. These intangible assets other than goodwill are amortized over various lives from 3 to 10 years. Goodwill is amortized over various lives from 10 to 30 years, most of which is amortized over 20 years. The Company utilizes the straight-line method of amortization for these assets. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and assesses whether impairment has occurred. This assessment is based on current and future levels of income and undiscounted cash flows as well as other factors, such as business trends, future prospects and market and economic conditions.

In June 2001, the FASB issued SFAS No.141, Business Combinations, and SFAS
No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, intangible assets deemed to have indefinite lives, which includes assembled workforce, and goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt the new accounting rules for goodwill and other intangible assets beginning the first quarter of 2002. Accordingly, $8.3 million of goodwill and assembled workforce amortization which would have been included under the previous standards, will not be included in the Company's 2002 results of operations. Amortization expense may be further reduced if the Securities and Exchange Commission ("SEC") determines that radio spectrum licenses should be classified as an indefinite lived intangible asset and, therefore, subject only to an annual impairment test. Radio spectrum licenses will continue to be amortized until the SEC reaches such a conclusion. During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002. The Company has not yet determined the effect these tests will have on the earnings and financial position of the Company. Based on current market conditions, the impact could be material.

ADVERTISING COSTS: The Company expenses advertising costs and marketing production costs as incurred. Included in customer operations is $13.1 million, $7.1 million and $1.2 million of advertising and marketing production expenses for the years ended December 31, 2001, 2000 and 1999, respectively.

PENSION BENEFITS: The Company sponsors a non-contributory defined benefit pension plan covering all employees who meet eligibility requirements. Pension benefits vest after five years of service and are based on years of service and average final compensation, subject to certain reductions if the employee retires before reaching age 62. Contributions are intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future.

The Company also sponsors a defined contribution plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code for substantially all employees. Under the plan, participating employees may defer a portion of their pre-tax earnings. The Company matches 60% of each participant's annual contribution up to a maximum matching contribution of 6% of each participant's annual compensation. The employee elects the type of investment fund from the equity, bond and annuity alternatives offered by the plan.

RETIREMENT BENEFITS OTHER THAN PENSIONS: The Company provides certain health care benefits for all retired employees that meet eligibility requirements. The Company's share of the estimated costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employee's service periods to the dates they are fully eligible for benefits.

INCOME TAXES: Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

STOCK-BASED COMPENSATION: The Company accounts for stock-based employee compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to apply the disclosure-only provisions of SFAS No. 123.

EARNINGS (LOSS) PER COMMON SHARE: All earnings (loss) per share amounts are calculated in accordance with SFAS No. 128. Basic and diluted earnings (loss) per share is presented for earnings (loss) from continuing operations, from discontinued operations and for income (loss) available to common shares. The numerator of the earnings (loss) from continuing operations per share calculation, for both basic and diluted, is income (loss) from continuing operations less dividend requirements on preferred stock. For basic earnings
(loss) per common share, the denominator is the weighted average number of common shares outstanding during the year. For diluted earnings (loss) per common share, the denominator is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. In the case of a loss from continuing operations, net of preferred dividends, the denominator for the diluted per common share calculation is average basic shares outstanding, as using average diluted shares outstanding would result in an antidilutive effect. See Note 15 for calculations.

FAIR VALUE OF FINANCIAL INSTRUMENTS: SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to and from affiliates are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of other financial instruments are based on quoted market prices or discounted cash flows based on current market conditions.

Interest rate swap contracts are utilized by the Company to manage interest rate risks. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense. If we terminate an agreement, the gain or loss is recorded as an adjustment to the basis of the underlying liability and is amortized over the remaining original life of the agreement. The Company does not hold or issue interest rate swap agreements for trading purposes.

In June 1998, the FASB issued SFAS No. 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 and 138 require all derivatives to be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended SFAS No. 133 in June 1999 to defer its effective date until January 1, 2001. Upon adoption of SFAS No. 133, the Company reported the cumulative effect of adoption of $3.9 million reduction in other comprehensive income, net of $2.5 million deferred tax benefit. For the year ended December 31, 2001, the

Company reported derivative losses of $4.1 million, net of $2.6 million deferred tax benefit. The related $13.1 million liability is classified in other long-term liabilities.

FINANCIAL STATEMENT CLASSIFICATIONS: Certain amounts on the prior year financial statements have been reclassified, with no effect on net income, to conform with classifications adopted in 2001. In connection with a redefinition of reportable segments, certain 2000 and 1999 revenues have been reclassified on the income statement to conform to the current year's presentation. Specifically, wireless cable, voicemail and paging and analog cellular revenues were reclassified from wireless revenues to other communications services revenues. Additionally, wireline cable was reclassified from wireline communications revenues to other communications services revenue. For the year ended 2000, $11.1 million of wireless revenue and $1.6 million of wireline communications revenue were reclassified into other communications services revenue. For the year ended 1999, $16.4 million of wireless revenue and $1.6 million of wireline communications revenue were reclassified into other communications services revenue.

Note 2. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business segments with separable management focus and infrastructures. The Company made changes to certain of its segments and has reclassified the prior year segment information accordingly. Analog cellular, which was disposed of in July 2000 and was classified in the "Wireless" segment in the prior year, has been classified separately in the current year. Additionally, network and Competitive Local Exchange Carrier ("CLEC") were combined in the prior year segment footnote, but are shown separately in the current year. Finally, the Company included all of NetAccess, Inc. ("NAXS") in the Internet segment in the prior years. NAXS, an Internet company acquired in 1999 (Note 4), operated a CLEC company through a wholly owned subsidiary. In 2001, the Company moved this CLEC operation to the CLEC segment.

Telephone: The Company has two local telephone businesses subject to the regulations of the State Corporation Commission of Virginia. The Company has owned one of these for over 100 years and the other was added in early 2001 as part of the merger with R&B Communications, Inc. ("R&B") (Note 4). These businesses are incumbent local exchange carriers ("ILEC's") for several areas in western Virginia. Principle products offered by this business are local service, which includes advanced calling features, network access, long distance toll and directory advertising.

Network: In addition to the ILEC services, the Company directly or indirectly owns 1,600 miles of fiber optic network and provides transport services for long distance, Internet and private network services. The addition of R&B added 200 miles of fiber. Also, the Company added over 300 new route miles of fiber during the second half of 2001, connecting many key cities in which the Company sells products and services. The Company's network is connected and marketed through ValleyNet, a partnership of three nonaffiliated communications companies that have interconnected their networks to a 912 route-mile, nonswitched, fiber optic network. The ValleyNet network is connected to and marketed with other adjacent fiber networks creating approximately 11,000 route-miles of connected fiber optic network serving ten states.

CLEC: The Company began offering CLEC service in 1998 and, through one of its wholly owned subsidiaries, is certified in Virginia, West Virginia and Tennessee to provide CLEC service in four markets throughout 1999 and commenced offering CLEC services in four additional markets late in 1999. In 2001, the Company further expanded its CLEC operation by increasing the coverage area within two existing markets and adding six additional markets in western Virginia and West Virginia.

Internet: The Company provides Internet access services through a local presence in 60 markets in Virginia, West Virginia, Tennessee and North Carolina. Through internal growth and acquisition, the Company has significantly expanded its Internet Service Provider ("ISP") business and customer base over the last four years. The Company offers high-speed data services, such as dedicated service and Digital Subscriber Line ("DSL") in an increasing number of these markets within this region. In 2001, the Company began offering residential DSL service in twenty-four of its markets through line sharing, where the Company is not required to lease a separate line from the incumbent provider but instead pays an incremental fee to use bandwidth on the existing telephone line running to the customer.

Wireless PCS: The Company's wireless PCS business carries digital phones and services, marketed in the retail and business-to-business channels throughout much of Virginia and West Virginia. The Company's PCS segment operates in three primary markets: Virginia East, Virginia West and West Virginia. The Virginia East market covers a 3.0 million populated area primarily in the Richmond and Tidewater regions of Virginia. The region was added in July 2000 from the PrimeCo VA acquisition (see Note 4). The Virginia West market currently serves a
1.7 million populated area in central and western Virginia primarily through the Virginia PCS Alliance, L.C. ("VA Alliance"), a 97% majority owned limited liability company. The West Virginia market is served by West Virginia PCS Alliance, L.C. ("WV Alliance"), a 98% majority owned limited liability company, and currently serves a 1.6 million populated area primarily in West Virginia, but extending to parts of eastern Kentucky, southwestern Virginia and eastern Ohio. The WV Alliance commenced operations in the fourth quarter of 1998, offering service in parts of West Virginia. The WV Alliance expanded in the northern portion of West Virginia in the second quarter of 1999 and expanded further in November 2000. In addition to the markets indicated above, the Company has licenses, which are not currently active, that cover a 4.8 million populated area at December 31, 2001.

In addition to the end-user customer business, the Company provides roaming services to other PCS providers and has a wholesale network access agreement with Horizon Personal Communications, Inc. ("Horizon"). Revenue from this service was $19.1 million, $7.0 million and $.3 million for the year ended December 31, 2001, 2000 and 1999, respectively.

Thee Company began consolidating the VA Alliance and the WV Alliance in July 2000 and February 2001, respectively. Prior to this, these investments were accounted for under the equity method of accounting (see Note 3).

Analog Cellular: The analog cellular business carried cellular phones and services in the retail and business-to-business channel in the Company's cellular territory (VA Rural Service Area No. 6, "RSA6"). The Company sold the assets and operations of this business to Verizon in July 2000 in connection with the PrimeCo VA acquisition (Note 4).

Summarized financial information concerning the Company's reportable segments is shown in the following table. Wireline communications is comprised of the telephone, network, CLEC and Internet segments. Other communications services (indicated in the "Other" column below) includes certain unallocated corporate related items, as well as results from the Company's voicemail, paging, alarm, other communication services and wireline and wireless cable businesses, which are not considered separate reportable segments.

The income statement information noted in this table excludes the directory assistance segment (Note 5), which is accounted for as a discontinued operation. The discontinued operation assets are reflected in the "Other" category in prior years.


(in thousands)                    Telephone   Network       CLEC      Internet    Wireless     Analog       Other        Total
                                                                                    PCS       Cellular
--------------------------------------------------------------------------------------------------------------------------------
2001
Revenues                         $   42,786  $    8,694  $   17,346  $   17,659  $  118,832  $       --  $    9,746   $  215,063
EBITDA                               27,456       7,265       1,904       1,346     (20,699)         --       3,232       20,504
Depreciation and Amortization         9,415       3,204       2,533       3,924      59,416          --       3,789       82,281
Total Segment Assets                138,448      56,819      31,812      17,715     786,619          --      31,205    1,062,618
Corporate Assets                                                                                                         134,268
                                                                                                                      ----------
Total Assets                                                                                                          $1,196,886
--------------------------------------------------------------------------------------------------------------------------------
2000
Revenues                         $   32,169  $    3,693  $    8,975  $   13,444  $   39,095  $    5,556  $   10,587   $  113,519
EBITDA                               22,456       2,381        (380)       (937)     (9,830)      2,652       3,910       20,252
Depreciation and Amortization         4,266         836       1,564       3,537      23,218         396       3,861       37,678
Total Segment Assets                 47,026      13,650      23,107      19,647     698,823          --      33,371      835,624
Corporate Assets                                                                                                         243,393
                                                                                                                      ----------
Total Assets                                                                                                          $1,079,017
--------------------------------------------------------------------------------------------------------------------------------
1999
Revenues                         $   31,261  $    3,292  $    2,517  $    5,437  $    5,290  $   11,296  $   10,737   $   69,830
EBITDA                               21,697         542         841      (1,182)     (2,686)      5,844       2,889       27,945
Depreciation and Amortization         3,753       1,242          88       1,217         355         310       4,358       11,323
Asset Impairment Charge (Note 10)                                                                             3,951        3,951
Total Segment Assets                 45,309      18,781       6,703      16,056       1,882       3,494      51,281      143,506
Corporate Assets                                                                                                          74,496
                                                                                                                      ----------
Total Assets                                                                                                          $  218,002
--------------------------------------------------------------------------------------------------------------------------------

Wireless cable revenues are reported net of programming and equipment costs of $1.5 million, $1.5 million, and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates the performance of its operating segments principally on operating revenues and earnings before income taxes, depreciation and amortization and asset write-down and impairment charges (EBITDA). Corporate functions are allocated at cost to the operating segments and all other intercompany transactions are cost based. Segment depreciation and amortization contains an allocation of depreciation and amortization from corporate assets. Corporate depreciation and amortization expense not allocated to the segments is indicated in the "Other" column in the preceding table. Depreciation and amortization of corporate assets was $1.5 million, $1.4 million and $1.0 million of the total "Other" depreciation and amortization for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 3. Investments in Wireless Affiliates

Pursuant to the merger between NTELOS and R&B Communications effective February 13, 2001, the Company's ownership in the VA Alliance and the WV Alliance increased to 91% and 79%, respectively (see Note 4). Prior to the merger with R&B, the Company had a 45% and 65% ownership interest in the WV Alliance and VA Alliance, respectively. Additional minority interest was purchased from other members during 2001 in exchange for 320,000 shares of common stock and a cash payment of $.2 million. At December 31, 2001, the Company owned 97% and 98% of the VA Alliance and the WV Alliance, respectively.


On July 25, 2000, the Company converted its preferred interest to common interest and exercised its right to fund the redemption of the VA Alliance's Series A preferred membership interest. Pursuant to this, the Company increased its common interest from 21% to 65% and commenced consolidating the VA Alliance as of July 26, 2000 (Note 4).

Summarized financial information for the VA Alliance and WV Alliance (collectively referred to as the "Alliances") is contained in the table below.



                                       Condensed Statements of Operations

(In thousands)                                                     Virginia PCS              West Virginia PCS
                                                                   Alliance L.C.               Alliance L.C.
---------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                         2000        1999             2000        1999
---------------------------------------------------------------------------------------------------------------
Operating Revenues
  Subscriber revenues                                         $ 11,442    $  7,957         $  9,530    $  2,096
  Wholesale/roaming revenues                                     8,358       2,271            2,599         210
  Equipment revenues                                             1,297       1,516            1,062         681
  Other revenues                                                 1,912       1,632               32           2
---------------------------------------------------------------------------------------------------------------
                                                                23,009      13,376           13,223       2,989

Operating Expenses
  Cost of sales (exclusive of items shown separately below)      9,764       5,864            9,076       3,065
  Maintenance and support                                        8,624       6,638            6,647       4,130
  Depreciation and amortization                                 11,159       7,769            2,316       2,068
  Customer operations                                           10,715       8,685            7,534       4,094
  Corporate operations                                           3,418       2,517            2,130       1,744
---------------------------------------------------------------------------------------------------------------
                                                                43,680      31,473           27,703      15,101
---------------------------------------------------------------------------------------------------------------

Operating Loss                                                 (20,671)    (18,097)         (14,480)    (12,112)

Other expenses, principally interest, net                       14,628       8,042            4,886       1,175
---------------------------------------------------------------------------------------------------------------

Net Loss                                                      $(35,299)   $(26,139)        $(19,366)   $(13,287)
===============================================================================================================
Company's Share of Net Loss recorded as equity loss           $ (3,679)   $ (5,437)        $ (8,580)   $ (5,929)
  from PCS investees
===============================================================================================================

The above table represents full periods of operations. The Company's share of the VA Alliance's 2000 net loss shown above represents the Company's 21% ownership interest through July 26, 2000, the date of consolidation.

The WV Alliance had total assets of $66.9 million, $59.9 million of which was in property and equipment, $66.2 million of long-term debt and an $18.6 million deficit in members' equity at December 31, 2000.

The operations of the WV Alliance are reported using the equity method of accounting by the Company through February 13, 2001, as noted above. Operating revenue, operating loss and net loss during this 43 day period ended February 13, 2001 was $2.5 million, $1.7 million and $2.9 million, respectively. The Company's equity share of the WV Alliance losses for the period January 1, 2001 through February 13, 2001 was $1.3 million. See Note 4 regarding step acquisition accounting.

In July 2000, the WV Alliance entered into a new financing agreement with the Company (Note 6), using the proceeds from such financing to repay $51.1 million of borrowings from the Rural Telephone Finance Cooperative. At December 31, 2000, $66.4 million had been advanced to the WV Alliance which has been reflected as Advances to Affiliates in the Company's consolidated balance sheet.

Note 4.  Merger and Acquisitions

R&B Communications Merger

Effective February 13, 2001, the Company closed on its merger with R&B Communications. Under the terms of the merger, the Company issued approximately
3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The transaction was valued at $131.4 million, or $35.47 per share, based on the average price for the two days preceding May 18, 2000, the date the merger terms were agreed to and announced. The merger is being accounted for using the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired of approximately $95.9 million was allocated to goodwill in the telephone and network segments and is being amortized over 20 years under the straight-line method.

R&B is an Integrated Communications Provider ("ICP") providing local and long distance telephone service, and dial-up and high-speed Internet service to business and residential customers in Roanoke, Virginia and the surrounding area, as well as in the New River Valley of Virginia. This merger added approximately 11,600, 6,400 and 2,100 customers to the telephone, CLEC and Internet segments, respectively. Additionally, R&B has a network operation which added 200 fiber miles.

R&B owned a 26% membership interest in the VA Alliance and a 34% membership interest in the WV Alliance (see Note 3). Effective with the merger, the Company owned 91% and 79% of the VA Alliance and WV Alliance, respectively.

The following represents the condensed consolidated statements of operations for R&B for the two year period ended December 31, 2000.

                          R&B Communications, Inc.
               Condensed Consolidated Statements of Operations

   (In thousands)                                       2000           1999
   -------------------------------------------------------------------------
   Operating Revenue
     Wireline communications                         $ 16,549       $ 14,500
     Wireless communications                            1,279          1,258
     Other communications services                      1,081          1,012
   -------------------------------------------------------------------------
                                                       18,909         16,770

   Operating Expenses
     Maintenance and support                            6,304          4,917
     Depreciation and amortization                      3,497          2,808
     Customer operations                                2,432          2,031
     Corporate operations                               3,174          2,356
   -------------------------------------------------------------------------
                                                       15,407         12,112
   -------------------------------------------------------------------------

   Operating Income                                     3,502          4,658

   Other Income (Expenses)
     Other income, net                                    574            243
     Equity losses from PCS Alliances                 (15,480)        (9,992)
   -------------------------------------------------------------------------
   Loss before Income Taxes                           (11,404)        (5,091)

     Income tax benefits                               (3,942)          (917)
   -------------------------------------------------------------------------

   Net Loss                                          $ (7,462)      $ (4,174)
   =========================================================================

At December 31, 2000, R&B had total assets of $52.2 million, $29.1 million of which was in property and equipment, $24.0 million of long-term debt and other long-term liabilities and $21.2 million of shareholders' equity.

PrimeCo VA Acquisition

On July 26, 2000, the Company closed on the acquisition of the PCS licenses, assets and operations of PrimeCo Personal Communications, L.P., which is located in the Richmond and Hampton Roads areas of Virginia ("PrimeCo VA"). The Company acquired PrimeCo VA for cash of $408.6 million, the assumption of approximately $20.0 million of lease obligations and the transfer of a limited partnership interest and the assets, licenses and operations of our analog wireless operation, with a combined value of approximately $78.5 million. This acquisition was accounted for under the purchase method of accounting. The Company's results of operations include PrimeCo VA operating results commencing on July 26, 2000. Costs in excess of the fair value of the net assets acquired are allocated to identifiable intangible assets and goodwill which are amortized over their useful lives under the straight-line method. Of the total purchase price, $338 million was allocated to the fair value of the PCS licenses. Total goodwill was $25.8 million and the value of other intangible assets was $40.1 million. Goodwill is being amortized over 20 years and other intangible assets are being amortized between 2 and 10 years.

In connection with the PrimeCo VA acquisition, the Company exchanged the cellular analog assets and operations of Virginia Rural Service Area No. 6
("VA RSA6") and its 22% limited partnership interest in Viginia Rural Service Area No. 5 ("VA RSA5") as part of the consideration paid in the acquisition. The exchange was valued at $78.5 million, in the aggregate, and resulted in a book gain of $62.6 million, before income tax. VA RSA6's analog operations contributed revenues of $11.3 million in 1999 and contributed $5.6 million in revenue for the period January 1, 2000 through July 25, 2000, the date of disposition. VA RSA6's analog operations contributed EBITDA of $5.8 million in 1999 and contributed EBITDA of $2.7 million for the period January 1, 2000 through July 25, 2000, the date of disposition (see Note 2). The equity income from VA RSA5 was not material for the periods presented.

VA and WV Alliances - Step Acquisitions

Concurrent with the closing of the PrimeCo VA acquisition and the related debt and equity financing (Note 6), the VA Alliance redeemed its Series A preferred membership interest for $16.8 million. This payment included consideration for redemption of $12.9 million in principal, $2.8 million in accrued dividends and $1.1 million in early redemption fees. The Company then exercised its right to fund $11.4 million of this redemption in exchange for additional common membership interest in the VA Alliance. The Company also elected to convert its convertible preferred membership interest in the VA Alliance into a common membership interest. These redemptions and conversions increased the Company's common membership interest in the VA Alliance from 21% to 65%. As mentioned in
Note 3, the Company consolidated the operations of the VA Alliance as of July 26, 2000. Pursuant to this transaction, the basis in the VA Alliance was stepped up by $43.9 million. This step-up was allocated to the licenses and is being amortized over a useful life of 35 years using the straight-line method.

Pursuant to the merger between NTELOS and R&B Communications effective February 13, 2001, the Company's ownership in the VA Alliance and WV Alliance increased to 91% and 79%, respectively (Note 3), at which time, the Company began consolidating the WV Alliance. Pursuant to this transaction, the basis in the WV Alliance was stepped up by $21.6 million. This step-up was allocated to the licenses and is being amortized over a useful life of 35 years using the straight-line method.

Additionally, during 2001, the Company issued 320,000 shares with an aggregate value of $4.8 million and paid cash of $.2 million as consideration to acquire an additional 5% of the VA Alliance and an additional 19% of the WV Alliance from other minority interest members. As of December 31, 2001, the Company owned 97% of the VA Alliance and 98% of the WV Alliance (Note 3).

Internet Acquisitions

In 1999, the Company acquired all of the outstanding stock of NetAccess, Inc. (now "NTELOS NetAccess, Inc." or "NAXS"), an ISP, for approximately $6.0 million in cash and acquired substantially all of the assets of Cornerstone Networks, Inc. for approximately $5.2 million. In addition to these acquisitions, in 1999 and 2000, the Company acquired certain assets and customers of several ISPs in central and southern Virginia and North Carolina for $3.2 million. These acquisitions increased the Company's core Internet customer base by approximately 35,700. Additionally, NAXS operates a CLEC telephone company through a wholly-owned subsidiary.

These acquisitions were accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired of approximately $11.5 million is being amortized over 10 years by the straight-line method.

License Acquisitions/Exchanges

During 2001, the Company acquired PCS licenses from AT&T in southern and central Pennsylvania and southeastern Ohio, an area with a population of approximately
2.9 million which is contiguous to the Company's existing license holdings. This was a non-cash transaction, accounted for as a like-kind exchange, in which the Company exchanged certain of its non-operating WCS licenses, with a book value of $.1 million, for these PCS licenses. Accordingly, no gain or loss was recorded on this transaction.

Note 5. Dispositions

Directory Assistance Segment
----------------------------

Effective July 11, 2000, pursuant to a stock purchase agreement dated May 17, 2000 with telegate AG, a Federal Republic of Germany corporation, the Company sold the capital stock of CFW Information Services, Inc., through which directory assistance operations are conducted, and sold its equity interest in Listing Services Solutions, Inc. (see Note 11). In exchange, the Company received $32.0 million in cash and $3.5 million in deferred consideration that was paid in cash in January 2001, and recognized a $26.2 million gain, before tax, ($16.0 million after-tax). As such, the directory assistance operation is treated as a discontinued operation in these financial statements. Accordingly, the overhead costs which had been allocated to this business segment, but were not specifically identified and incremental to the directory assistance operation, were reclassified as corporate expenses and included as "other" in
Note 2. These costs totaled $.7 million, $.6 million and $.4 million for the three years ended December 31, 2000.

Components of amounts pertaining to the discontinued operation are reflected in the financial statements and are presented in the following table:

(In thousands)                                2000              1999
----------------------------------------------------------------------
Operating revenues                        $    6,792        $   12,104
Operating income                                 639               852
Income taxes                                     252               246
Income from discontinued operation        $      396        $      602
----------------------------------------------------------------------

Towers
------

In November 2001, the Company sold 46 communications towers in the Virginia East market to American Towers, Inc. for $15.6 million. In March 2000, the Company sold 10 towers for $3.2 million and the Alliances sold a total of 123 towers for $38.5 million to Crown Castle International Corp. ("Crown"). In April 2000, the Alliances sold a total of 18 towers for $5.7 million to Crown. In July 1999, the Company sold its Richmond tower for $1.6 million, recognizing a gain of $.7 million.

In connection with the 2000 and 2001 transactions, the Company has certain future leaseback and other commitments. Accordingly, gains on these sales have been deferred for book purposes and are being amortized over a ten year expected leaseback period. The remaining unamortized deferred gains totaled $14.4 million on December 31, 2001.

In January 2002, the Company sold another 24 towers to American Towers, Inc. for $8.2 million.

Other Non-strategic Asset Sales
-------------------------------

In December 2001, the Company sold certain PCS licenses in Kingsport, Tennessee to Lafayette Communications for $11.6 million, recognizing a gain before taxes of $8.6 million. In the second and third quarters of 2001, the Company sold all its holdings in Illuminet, Inc. for proceeds of $30.6 million. The Company recognized a $23.0 million pre-tax gain on this transaction.

Note 6.  Long-Term Debt

Long-term debt and lines of credit consist of the following as of December 31:

(In thousands)                                                           2001       2000
------------------------------------------------------------------------------------------
13.0% Unsecured Senior Notes, issued at 98.61% of par value,           $270,492   $269,596
   with an effective interest rate of 13.25% due in 2010, net of unamortized discount of $9.5 million and $10.4 million for the fiscal year end 2001 and 2000, respectively
13.5% Unsecured Subordinated Notes, issued at par, due in 2011,          84,545     83,325
   net of unamortized discount of $10.5 million and $11.7 million for the fiscal year end 2001 and 2000, respectively
Variable rate Senior Secured Term Loans due from 2004 to 2008           225,000    175,000
7.0% Notes payable secured by certain PCS radio spectrum                 11,154     11,154
   licenses due 2002 to 2006
6.25% Notes payable secured by certain PCS radio spectrum                   881      1,273
   licenses due from 2000 to 2006
5.0% to 6.05% Notes payable secured by certain assets and are due         7,308         --
   from 2008 to 2021
Net present value of long-term capital leases due 2001 to 2005           13,036     15,939
------------------------------------------------------------------------------------------
                                                                       $612,416   $556,287
------------------------------------------------------------------------------------------

Long-term debt and lines of credit
----------------------------------

In July 2000, the Company obtained financing through issuance of unsecured Senior Notes ("Senior Notes") for $280 million, Subordinated Notes for $95 million, Senior Secured Term Loans (also referred to as "Senior Credit Facility") of up to $325 million and various preferred stock offerings of $250 million. These financing transactions closed concurrent with or just prior to the PrimeCo VA acquisition. The Company used the proceeds of the financing vehicles to fund the PrimeCo VA acquisition, to repay substantially all of its existing indebtedness and that of the Alliances, and for future expansion. Prior to this closing, the Company had entered into a bridge financing arrangement which was not utilized. Accordingly, the Company has expensed $6.5 million in bridge financing and other commitment fees in 2000.

The Senior Notes were issued at 98.61% of par value and contain a 13.0% coupon rate, with an effective rate of 13.25%. They mature in August 2010. Under the terms of the Senior Note agreements, the Company purchased investments in restricted cash instruments in July 2000 totaling $69.1 million. These instruments were required specifically for the purpose of funding the first four semi-annual interest payments due in 2001 and 2002 against these notes. The Senior Notes are redeemable at a redemption price of up to 106.5%, reducing to 100% by August 2008, and contain various financial covenants. Additionally, the Senior Notes were issued with warrants to purchase an aggregate of 504,000 shares of the Company's common stock at a price of $47.58 per share. The warrants have been valued at $6.9 million using the Black-Scholes option-pricing model, are exercisable one year from July 2000, and expire August 2010. The Senior Notes were recorded net of the $3.9 million discount associated with the issue price and $6.9 million for the related warrants. The discounts and the reduction relating to the warrants are being accreted and this accretion is reflected as interest expense in the statements of operations. The accretion period for the discount and reduction for warrants is through 2008 and 2010, respectively. The total of these accretions were $1.3 million and $.4 million for the year-ended 2001 and 2000, respectively.

The Subordinated Notes were issued at par and contain a 13.5% coupon rate. They mature in February 2011. These notes are subordinate to all senior indebtedness, including the Senior Notes. These notes contain early redemption features similar to the Senior Notes. The Subordinated Notes were issued with warrants to purchase an aggregate of 300,000 shares of the Company's common stock at a price of $0.01 per share. These warrants have been valued at $12.2 million using the Black-Scholes option-pricing model, are exercisable one year from July 2000 and expire February 2011. The Subordinated Notes were recorded net of the $12.2 million for the related warrants which are being accreted through 2011 and are reflected as interest expense in the statements of operations. Total accretions were $1.7 million and $.5 million for the year-ended 2001 and 2000, respectively.

The Company has borrowed $225 million as of December 31, 2001 and $175 million as of December 31, 2000 of the $325 million Senior Secured Term Loans. The loans contain a tranche A term loan of $50 million, tranche B term loan of $100 million, tranche C term loan of $75 million and a revolving credit facility of $100 million. These loans begin maturing in 2004 with final maturities occurring in years 2006 to 2008. The loans bear interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The loans contain certain financial covenants and restrictions as to their use.

On March 6, 2002 the Company closed on an amendment to the $325 million Senior Credit Facility. Specifically, the covenants defining minimum EBITDA requirements for the year 2002 have been revised, as have certain other financial covenants and terms of the agreement. The amendment resets quarterly covenant levels for the trailing 12-month EBITDA requirement in 2002 to take into account the Company's current business plan. The minimum EBITDA covenant threshold is $49.6 million at December 31, 2002, a significant increase over the 2001 pro forma EBITDA of $20.4 million. In 2002, the Company anticipates increasing levels of PCS subscriber and average revenue per unit ("ARPU") growth, continued lowering of PCS churn results, positive cash flows from our wireless segment, continued revenue growth from our wireline segment and cost containment measures. Achievement of these results is important to ensure long-term liquidity and continued access to borrowings under the Senior Credit Facility. For 2003, quarterly debt to EBITDA leverage ratios have been modified as well to reflect levels in line with the Company's current business plan. Since the Company has regularly exceeded minimum PCS subscriber covenant levels, these requirements have been increased. The amendment also calls for the partial paydown of the Senior Secured Term Loans if the Company were to sell certain excess PCS spectrum and other non-strategic assets in excess of $50 million. In addition, the Company may not allow its cash balances to exceed $5 million on the last day of any calendar month. An amendment fee of 0.375% or $1.2 million was paid to consenting lenders in March 2002.

The Company has incurred loan origination fees and other closing costs related to the above financing totaling $18.7 million which are classified as deferred charges on the Company's balance sheet. These costs are being amortized using the straight-line method to interest expense over the life of the respective instrument. Amortization of these costs were $2.2 million and $.9 million for the fiscal year ended 2001 and 2000, respectively.

In September 1996, the VA Alliance entered into two 7.0% installment notes with the Federal Communications Commission ("FCC") related to licenses awarded in the PCS radio spectrum Block "C" auction. Interest only is payable quarterly through September 30, 2002. Commencing December 31, 2002, principal and interest is payable in equal quarterly installments of $.8 million through June 30, 2006. The entire unpaid principal amount, together with accrued and unpaid interest, is due September 17, 2006.

The Company has classified borrowings under its notes payable and lines of credit as long-term, since the Company has the ability and the intent to refinance these borrowings with existing lines of credit that have a maturity of beyond one year. The Company's blended interest rate on its long-term debt as of December 31, 2001, 2000, and 1999 is 11.7%, 10.4%, and 6.2%, respectively.

Capital Leases
--------------

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

The Master Lease Agreements provide for the payment of basic rent, supplemental rent, and purchase option payments. The Company's sublease agreements provide for fixed rent and purchase options payments, in fixed US dollar amounts, to coincide with PrimeCo PCS's obligations under the Master Lease Agreements. The sublease agreements have been recorded as capital leases using an 11.33% discount rate on all future minimum payments due under the leases.

Future minimum lease payments under the capital leases are $4.4 million in 2002, $4.4 million in 2003, $6.8 million in 2004, and $.1 million in 2005. The net present value of these future minimum lease payments is $13.0 million, which is net of amounts representing interest of $2.6 million, $1.3 million of which relates to 2002.

The entire net present value of minimum lease payments is classified as non-current as the Company has the ability and intent to pay the current portion ($3.2 million) with existing long-term debt. In addition to the above payment obligations, the sublease agreements include certain general and tax indemnifications in favor of PrimeCo PCS and its affiliates. These indemnifications address loss claims arising from the operation of the sublease agreements as well as flow through indemnifications from the Master Lease Agreements.

Note 7.  Redeemable, Convertible Preferred Stock

Redeemable, convertible preferred stock consist of the following as of December 31:

In thousands)                                                                       2001          2000
--------------------------------------------------------------------------------------------------------
8.5% Series B redeemable, convertible preferred stock, net of unamortized      $   120,314   $   109,596
   discount of $6.5 million ($7.2 million for 2000)
5.5% Series C redeemable, convertible preferred stock, net of unamortized          145,433       137,310
   discount of $3.2 million ($3.6 million for 2000)
--------------------------------------------------------------------------------------------------------
                                                                               $   265,747   $   246,906
--------------------------------------------------------------------------------------------------------


During the third quarter of 2000, the Company completed preferred stock offerings consisting of Series B convertible, redeemable preferred stock ("Series B preferred") of $112.5 million, Series C convertible, redeemable preferred stock ("Series C preferred") of $60.3 million, and Series D redeemable preferred stock ("Series D preferred") of $77.2 million. The Series B preferred converts to common stock at $41 per share, contains warrants to purchase an aggregate of 500,000 shares of the Company's common stock at a price of $50 per share and pays an 8.5% per annum dividend payable semi-annually on June 30 and December 31. The related warrants have been valued at $3.8 million using the Black-Scholes option-pricing model, are exercisable one year from July 2000, and expire February 2011. In December 2000, the shareholders approved the conversion of the 18% Series D preferred into Series C preferred, modified the conversion and dividend terms of the Series C preferred and modified other various terms of the Series B preferred and Series C preferred. As a result of the shareholder approval, the Series C preferred is convertible to common stock at $45 per share and pays a 5.5% per annum dividend payable semi-annually on June 30 and December 31. Under restrictions related to the Company's long-term debt, dividends are currently paid in-kind and therefore are added to the carrying value of the preferred stock. The Company has accreted the value of the Series B preferred for dividends in-kind for a total of $14.3 million as of December 31, 2001 ($4.3 million at December 31, 2000). Series C preferred has been accreted for dividends in-kind totaling $11.1 million as of December 31, 2001 ($3.3 million at December 31, 2000). Accordingly, the $17.8 million and $7.6 million dividend requirements in the fiscal years 2001 and 2000, respectively, have not been reflected in the accompanying Statements of Cash Flows. The preferred stock becomes redeemable in 2010 for $250 million plus cumulative unpaid dividends.

Closing costs associated with the Series B and Series C preferred stock totaled $7.5 million. These costs, along with the value assigned to the warrants noted above, are netted against preferred stock on the balance sheet and are accreted over the term between the date the preferred stocks were issued and the date they become convertible. Accretion of these costs are included in the dividend requirements on preferred stock on the Statements of Operations and totaled $1.1 million and $.5 million for fiscal year end 2001 and 2000, respectively.

Note 8.  Supplementary Disclosures Of Cash Flow Information

The following information is presented as supplementary disclosures for the Consolidated Statements of Cash Flows for the period ended December 31:


(In thousands)                                                   2001           2000           1999
-----------------------------------------------------------------------------------------------------
Cash payments (receipts) for:
Interest, net of capitalized interest of $1,320 in 2001,
   $1,313 in 2000, and $637 in 1999                          $   29,392     $   31,280     $    2,336
-----------------------------------------------------------------------------------------------------
Income taxes                                                 $   (2,216)    $    1,340     $      495
-----------------------------------------------------------------------------------------------------

In July 2001, the Company announced the signing of a definitive merger agreement to acquire Conestoga Enterprises, Inc. ("CEI"). In November 2001, CEI announced that it had signed a conditional agreement to merge with a third party, believing this transaction to be superior to the original merger agreement with NTELOS Inc. Subsequently, management of the Company terminated its original merger agreement with CEI in December 2001. Under the terms of the merger agreement, the Company received a $10 million termination fee. The Company recorded a $2.2 million gain on this transaction, which is included in other income, net of financing and commitment fees and legal and other costs associated with the transaction.

In February 2001, the Company closed on the non-cash merger transaction with R&B resulting in the issuance of 3.7 million common shares of the Company in exchange for the common shares of R&B (Note 4).

Concurrent with closing the PrimeCo VA acquisition and aforementioned financing (Notes 4,6 and 7), $149.4 million of the amount borrowed under the Senior Secured Term Loans was loaned to the Alliances, which they used to repay their indebtedness to the Rural Telephone Finance Cooperative ("RTFC"). Additionally, of the total proceeds obtained from all financing sources, the Company paid $408.6 million to PrimeCo as part of the acquisition consideration, paid $43.0 million of outstanding borrowings under previously existing lines of credit, placed $69.1 million in escrow to be used to fund the first four interest payments on the Senior Notes, acquired additional common ownership interest in the VA Alliance for $11.4 million, and incurred approximately $36.0 million in transaction fees and costs and issued warrants valued at $22.9 million relating to all of the transactions discussed herein. Of the total transaction fees and costs, $6.5 million has been recognized as bridge financing costs with the majority of the remainder to be recognized through amortization and accretion over the expected life of the related asset or debt obligation.

Note 9.  Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. The following is a summary by balance sheet category:

CASH AND SHORT-TERM INVESTMENTS: The carrying amount approximates fair value because of the short-term maturity of those instruments. The $36.2 million of restricted cash is invested in fixed rate instruments with prominent banking institutions. This cash is restricted to being used to make the semi-annual senior note interest payments due in 2002.

LONG-TERM INVESTMENTS: The fair values of investments are based on quoted market prices for those investments which are actively traded. For investments where there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. Of the investments carried under the cost method, $9.2 million, or 72% of the total, are fixed rate, high quality instruments. Additional information regarding the Company's investments is included in Notes 3 and 11.

INTEREST RATE SWAPS: During September 2000, in accordance with conditions of the Senior Notes, the Company entered into two interest rate swap agreements with notional amounts of $162.5 million, with maturities of up to 5 years, to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. The net face amount of interest rate swaps subject to variable rates as of December 31, 2001 and 2000 was $162.5 million. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 1.876% and 6.61625% as of December 31, 2001 and 2000, respectively. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes. The fair value of the interest rate swap agreements at December 31, 2001 and 2000 was a liability of $13.1 million and $6.4 million, respectively. Upon adoption of SFAS No. 133 and 138 in 2001, the $13.1 million is recorded as a long-term liability (Note 1).

Neither the Company nor the counterparties, which are prominent banking institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At December 31, 2000, the Company had no exposure to credit loss on interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate swaps are reviewed with and, when necessary, are approved by the Company's Board of Directors.

DEBT INSTRUMENTS: The fair value of our Senior Notes due in 2010, which are traded on open markets, is based on dealer quotes for those instruments. The Senior Notes have traded well below their book values, with the values noted in the table below being indicative of the values during much of period since issuance. The Company's management believes that the risk of the fair value exceeding the carrying value of this debt in the foreseeable future is remote due to the current trading level, as well as market and industry conditions. On December 31, 2001, the Company's Senior Credit Facility totaled $225 million, $62.5 million over the swap agreements. Therefore, the Company had variable rate exposure related to this amount over the swap agreement as noted above. In the table below, the Company assumed the fair value of the Senior Credit Facility to be equal to the face value.

The fair value of the Company's Senior Notes was determined based on the most recent trading prices prior to year-end 2001. The Company assumed that the fair value of the Subordinated Notes was discounted similar to that of the Senior Notes based on the rates and characteristics of these instruments. The fair value of all other long-term debt, which is not traded on open markets, is estimated based on the effective rates of the Senior Credit Facility (after giving effect of the interest rate swap), the Subordinated Notes and the Senior Notes. The fair values represent estimates of possible value, which may not be realized in the future.

The following table indicates the difference between face amount, carrying value and fair value of the Company's financial instruments at December 31, 2001 and 2000:

Financial Instruments (In thousands)             Face amount   Carrying amount   Fair value
-------------------------------------------------------------------------------------------
December 31, 2001
Nonderivatives:
Financial assets:
    Cash and short-term investments              $    7,293      $    7,293      $    7,293
    Restricted cash                                  18,069          18,069          18,069
    Long-term investments for which it is:
      Practicable to estimate fair value         $       --      $   10,346      $   10,346
      Not practicable to estimate fair value             --           3,617           3,617

Financial liabilities:
    Marketable long-term debt                    $  280,000      $  270,492      $  196,000
    Non-marketable long-term debt                   352,379         341,924         320,219

    Derivatives relating to debt:
    Interest rate swaps                          $  162,500*     $       --      $  (13,102)

December 31, 2000
Nonderivatives:
Financial assets:
    Cash and short-term investments              $    1,637      $    1,637      $    1,637
    Restricted cash                                  71,024          71,024          71,024
    Long-term investments for which it is:
      Practicable to estimate fair value         $       --      $   23,186      $   23,186
      Not practicable to estimate fair value             --          (5,781)         (5,781)

Financial liabilities:
    Marketable long-term debt                    $  280,000      $  269,600      $  210,000
    Non-marketable long-term debt                   298,591         286,687         296,412

    Derivatives relating to debt:
    Interest rate swaps                          $  162,500*     $       --      $   (6,398)

* Notional amount


    Note 10.  Asset Impairment

    As a result of the Company's conversion to a single billing platform capable of billing wireline and wireless services, the Company recognized a $1.2 million ($.8 million after-tax) write-off of software associated with the prior billing system during the fourth quarter of 1999. In September 1999, the Company recognized an asset impairment charge of $2.7 million
    ($1.7 million after-tax) relating to certain wireless analog cable equipment.

Note 11. Securities and Investments

Investments consist of the following as of December 31:
                                                                                                      Carrying Values
(In thousands)                                        Type of Ownership                            2001             2000
----------------------------------------------------------------------------------------------------------------------------
Available for Sale:
Illuminet Holdings, Inc.                              Equity Securities                        $       --       $   15,686
Worldcom, Inc.                                        Equity Securities                               916               --
Other                                                 Equity Securities                               231               --
--------------------------------------------------------------------------------------------------------------------------
                                                                                                    1,147           15,686
Equity Method:
West Virginia PCS Alliance, L.C.                      Equity Interest                                  --           (8,558)
Virginia Telecommunications Partnership General       Partnership Interest                             --              222
Virginia Independent Telephone Alliance               Limited Partnership Interest                     --              431
                                                                                                 -------------------------
                                                                                                       --           (7,905)
Cost Method:
Rural Telephone Financing Cooperative ("RTFC")        Cooperative subordinated capital              7,500            7,500
   securities                                         certificates
America's Fiber Network                               Partnership Interest                          2,437            1,832
Cash surrender value of life insurance policies       Guaranteed rate government securities         1,699               --
Other                                                 Equity securities                             1,180              292
--------------------------------------------------------------------------------------------------------------------------
                                                                                                   12,816            9,624
                                                                                                 -------------------------
                                                                                               $   13,963       $   17,405
--------------------------------------------------------------------------------------------------------------------------

In October 1999, Illuminet Holdings, Inc. ("Illuminet") completed an initial public offering ("IPO") and commenced being traded on the NASDAQ exchange under the symbol ILUM. The Company held 684,000 shares of Illuminet at a cost of $1.8 million and a market value of $15.7 million on December 31, 2000 ($22.938 per share). R&B held 242,000 shares of Illuminet with a value as of the merger date of $5.8 million ($24.06 per share). In 2001, the Company sold all its holdings in Illuminet for proceeds of $30.6 million, recognizing a $23.0 million pre-tax gain on this transaction.

The Company has acquired RTFC subordinated capital certificates ("SCC") of $7.5 million concurrent with the tranche C Senior Secured Term Loan borrowings of $75 million. The debt instrument required the Company to purchase SCC's equal to 10% of the tranche C term loan of the Senior Secured Term Loan. The SCC's are nonmarketable securities and are stated at historical cost. As the RTFC loans are repaid, the SCC's will be refunded through a cash payment to maintain a 10% SCC to outstanding loan balance ratio.

Changes in the unrealized gain (loss) on available for sale securities during the years ended December 31, 2001 and 2000, reported as a separate component of shareholders' equity, are as follows:


(In thousands)                                                         2001            2000
----------------------------------------------------------------------------------------------
Unrealized gain, beginning balance                                 $     8,458     $    35,869
Realization of gain due to sale of investment                           (8,458)             --
Unrealized holding losses during the year                                 (319)        (21,927)
----------------------------------------------------------------------------------------------
Unrealized gain (loss), ending balance                                    (319)         13,942
Deferred tax effect related to net unrealized holding gains                124          (5,484)
----------------------------------------------------------------------------------------------
Unrealized gain (loss), included in shareholders' equity           $      (195)    $     8,458
----------------------------------------------------------------------------------------------

Note 12. Income Taxes

The components of income tax expense are as follows for the years ended December 31:

(In thousands)                                               2001        2000        1999
                                                          --------------------------------
Current tax expense (benefit):
         Federal                                         $     --    $     --    $   (809)
         State                                                 781         411          (6)
                                                          --------------------------------
                                                               781         411        (815)
                                                          --------------------------------
Deferred tax expense (benefit):
         Federal                                           (29,829)        754       3,085
         State                                              (5,484)        161         352
                                                          --------------------------------
                                                           (35,313)        915       3,437
                                                          --------------------------------
                                                          $(34,532)   $  1,326    $  2,622
                                                          ================================

Income tax expense (benefit) from continuing operations   $(34,532)   $  1,326    $  2,622
Income tax expense from discontinued operation                  --         252         246
Income tax expense from gain on discontinued operation          --      10,205          --
                                                          --------------------------------
                                                          $(34,532)   $ 11,783    $  2,868
                                                          ================================

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31:

(In thousands)                                               2001        2000        1999
                                                          --------------------------------
Computed tax at statutory rate                            $(35,865)   $    685    $  2,980
Gain sale of investments                                     2,091          --          --
Investment tax credits, net of basis adjustment                 --          --        (493)
Excess charitable contribution benefit                          --          --        (735)
State income taxes, net of federal income tax benefit       (4,072)        372         228
Nondeductible amortization                                   2,218         273         216
Other, net                                                   1,096          (4)        426
                                                          --------------------------------
                                                          $(34,532)   $  1,326    $  2,622
                                                          ================================

Net deferred income tax assets and liabilities consist of the following components at December 31:
(In thousands)                                               2001        2000
-------------------------------------------------------------------------------
Deferred income tax assets:
Retirement benefits other than pension                    $   3,978   $   3,721
Net operating loss of acquired companies                      6,745       1,228
Net operating loss                                           53,028       8,661
Alternative minimum tax credit carryforwards                    709         709
PCS Investments, net                                             --       3,827
Interest rate swap                                            5,097          --
Debt issuance and discount                                    2,749       2,610
Accrued expenses                                              3,880       1,079
Federal and state tax credits                                   403         565
Unrealized loss on securities available for sale                124          --
Other                                                         1,682       1,597
                                                          ---------------------
                                                             78,395      23,997
                                                          ---------------------
Deferred income tax liabilities:
Property and equipment                                       80,252      56,018
Unrealized gain on securities available for sale                 --       5,484
Other                                                           343          --
                                                          ---------------------
                                                             80,595      61,502
                                                          ---------------------
Net deferred income tax liabilities                       $   2,200   $  37,505
                                                          =====================

The Company had alternative minimum tax ("AMT") credit carryforwards of $.7 million which have been reflected as a reduction of deferred taxes. AMT credits may generally be carried forward indefinitely and used in future years to the extent the Company's regular tax liability exceeds the AMT liability for such future years. For tax purposes, the Company had available, at December 31, 2000 net operating loss ("NOL") carryforwards for regular income tax purposes of approximately $26.0 million. The Company is anticipating that the 2001 NOL is approximately $115.6 million, which will expire in 2021. The Company also had federal and state investment tax credit carryforwards for tax purposes of approximately $.4 million, which expire during 2019. As a result of the R&B acquisition, both R&B, and likely the Company, experienced ownership changes under IRC Section 382; however, such changes should not place any material limitation on the ability to use the pre-acquisition net operating loss carryovers of either R&B or the Company. As a result of our consolidation of the WV Alliance in 2001, we have reclassified the net deferred tax liability associated with our ownership interest and presented the deferred tax assets and liabilities within the appropriate account classifications.

Note 13. Shareholder Rights Plan

In February 2000, the Company adopted a new ten-year shareholder rights plan ("Rights Plan") that provides a right to common shareholders to acquire a unit of preferred stock of the Company at a purchase price of $162. The new Rights Plan, amended as of July 11, 2000, replaces the Company's prior plan which was adopted in 1990 and expired in February 2000. The right to purchase preferred stock is exercisable only upon the occurrence of certain events, such as if a third party acquires 15% or more of the Company's common stock, without prior approval of the Board of Directors, except for Welsh, Carson, Anderson & Stowe, provided that it is in compliance with our amended and restated shareholders' agreement. In such event, other shareholders are entitled to receive, upon exercise of the right and payment of the purchase price, common stock or preferred stock at the option of the Company having a value equal to twice the amount of the purchase price. To date, no shares have been issued under the Rights Plan.

Note 14. Pension Plans and Other Postretirement Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2001, and a statement of the funded status as of December 31 of each year:

                                      Defined Benefit Pension Plan  Other Postretirement Benefit Plan
(in thousands)                              2001        2000                2001        2000
---------------------------------------------------------------------------------------------
Change in benefit obligations:
Benefit obligations, beginning           $ 20,987    $ 19,143            $  8,478    $  8,202
Service cost                                1,058         889                 172         190
Interest cost                               1,555       1,426                 624         604
Amendment                                     300          --
Actuarial (gain) loss                          88         604                  40        (252)
Benefits paid                              (1,185)       (894)               (176)       (266)
Curtailment gain (loss)                        --        (181)                 30          --
---------------------------------------------------------------------------------------------
     Benefit obligations, ending         $ 22,803    $ 20,987            $  9,168    $  8,478
---------------------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets, beginning     $ 20,938    $ 20,758            $     --    $     --
Actual return on plan assets                  470       1,074                  --          --
Employer contribution                          --          --                 176         266
Benefits paid                              (1,185)       (894)               (176)       (266)
---------------------------------------------------------------------------------------------
     Fair value plan assets, ending      $ 20,223    $ 20,938            $     --    $     --
---------------------------------------------------------------------------------------------


Funded status:
Funded status                            $ (2,580)   $    (49)           $ (9,168)   $ (8,478)
Unrecognized net actuarial loss (gain)        179      (1,484)             (1,092)     (1,161)
Unrecognized prior service cost               712         461                  --          --
Unrecognized transition obligations            --          12                  --          --
---------------------------------------------------------------------------------------------
     Accrued benefit cost                $ (1,689)   $ (1,060)           $(10,260)   $ (9,639)
---------------------------------------------------------------------------------------------

The Company's matching contributions to the defined contribution plan were $.8 million, $.6 million, and $.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.

The accumulated benefit obligation of the Company's nonqualified pension plan was approximately $3.9 million, $1.1 million and $.9 million at December 31, 2001 (including plans assumed in the R&B acquisition), 2000 and 1999, respectively, and has been classified with retirement benefits other than pensions. All of the Company's plans for postretirement benefits other than pensions have no plan assets.

On July 11, 2000 the Company disposed of one of its business lines. The sale was considered a partial plan termination and participants were 100% vested as of July 10, 2000. Under the provisions of SFAS No. 88 Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a $.2 million net curtailment gain in 2000. This gain is reported in the discontinued operation.

The following table provides the components of net periodic benefit cost for the plans:

                                          Defined Benefit Pension Plan              Other Post Employment Benefit Plan
(In thousands)                            2001         2000       1999                 2001        2000        1999
----------------------------------------------------------------------------------------------------------------------
Service cost                          $   1,058    $     889   $     784            $     172    $    190    $    211
Interest cost                             1,555        1,426       1,323                  624         604         579
Expected return on plan assets           (2,046)      (2,025)     (1,865)                  --          --          --
Amortization of transition                   12           15          16                   --          --          --
   obligations
Amortization of prior service cost           49           42          33                   --          --          --
Recognized net actuarial gain                --          (49)         --                  (28)         (7)         --
Curtailment gain (loss)                      --          (48)         --                   30          --          --
----------------------------------------------------------------------------------------------------------------------
     Net periodic benefit cost        $     628    $     250   $     291            $     798    $    787    $    790
----------------------------------------------------------------------------------------------------------------------

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

The assumptions used in the measurements of the Company's benefit obligations are shown in the following table:

                                         Defined Benefit Pension Plan         Other Post Employment Benefit Plan
Assumptions as of December 31           2001         2000         1999            2001        2000        1999
----------------------------------------------------------------------------------------------------------------
Discount rate                          7.25%        7.50%        7.50%           7.25%       7.50%       7.50%
Expected return on plan assets        10.00%       10.00%       10.00%             --          --          --
Rate of compensation increase          4.75%        4.75%        4.75%             --          --          --
----------------------------------------------------------------------------------------------------------------

During 2001, the qualified pension plan was amended to reflect the increase in the Internal Revenue Code Section 415 limits. The result of this amendment was an increase of $.3 million in the projected benefit obligation.

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually each year to a rate of 5.50% for 2008 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% change on the total of service and interest cost components of net periodic postretirement health care benefit cost would be $.1 million for a 1% increase and $.1 million for a 1% decrease. Additionally, the effect of a 1% change on the health care component of the accumulated postretirement benefit obligations would be $1.3 million for a 1% increase and $1.1 million for a 1% decrease.

Note 15. Earnings Per Share

The computations of basic and diluted earnings per share from continuing operations for each of the three years ended December 31 were as follows:

   (In thousands)                                                       2001        2000        1999
   --------------------------------------------------------------------------------------------------
         Numerator:
   Income (loss) from continuing operations                          $(63,713)   $  2,270    $  5,891
   Preferred stock dividend                                           (18,843)     (8,168)         --
   --------------------------------------------------------------------------------------------------
   Numerator for basic and diluted earnings (loss) per share         $(82,556)   $ (5,898)   $  5,891
   ==================================================================================================
         Denominator:
   Number of common shares at the beginning of the year                13,132      13,060      13,017
   Weighted-average common shares issued during the year                3,310          46          25
   --------------------------------------------------------------------------------------------------
   Denominator for basic earnings (loss) per share from continuing     16,442      13,106      13,042
     operations
   Effect of dilutive securities:
       Stock options                                                       --          --          71
   --------------------------------------------------------------------------------------------------
   Denominator for diluted earnings (loss) per share from              16,442      13,106      13,113
     continuing operations
   ==================================================================================================

For additional information regarding the preferred stock and stock options, see Notes 5 and 16, respectively. The following options and warrants were outstanding during each year, but were not included in the computation of diluted earnings per share due to the fact that the results from continuing operations were a loss (therefore, any addition to the shares results in an antidilutive effect) or because the exercise price was greater than the average market price of the common shares for the year and, therefore, the effect would be antidilutive:

(In thousands)                                                                  2001        2000      1999
----------------------------------------------------------------------------------------------------------
Number of common stock equivalents antidilutive due to a loss from continuing operations:
     Options                                                                      21         165        --
     Warrants                                                                    300         300        --
----------------------------------------------------------------------------------------------------------
Number of shares antidilutive as exercise price was greater than average market price of the common shares for the year:
     Options                                                                     937         368        28
     Warrants                                                                  1,004       1,004        --
     Redeemable, convertible preferred stock                                   6,395       5,973        --
----------------------------------------------------------------------------------------------------------

Note 16. Stock Plans

The Company's 1997 Stock Compensation Plan ("Option Plan"), as amended, provides for the grant of stock options, stock appreciation rights ("SARS"), stock awards and performance shares to officers and certain key management employees. A maximum of 2.5 million shares of common stock may be issued under the Option Plan by means of the exercise of options or SARS, the grant of stock awards and/or the settlement of performance shares. The Company's Non-Employee Director's Stock Option Plan ("Director's Plan"), as amended, provides for the grant of stock options to a non-employee director and provides the non-employee director the opportunity to receive stock options in lieu of a retainer fee. A maximum of 125,000 shares of common stock may be issued upon the exercise of options granted under the Director's Plan. Hereinafter the Option Plan and Directors Plan may be referred to as the "Plans". Stock options must be granted under the Plans at not less than 100% of fair market value at the date of grant and have a maximum life of ten years from the date of grant. Options and other awards under the Plans may be exercised in compliance with such requirements as determined by a committee of the Board of Directors.

A summary of the status of the stock option Plans at December 31, 2001, 2000 and 1999 and changes during the years ended on those dates are as follows:

                                             2001                         2000                         1999
--------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted-Average              Weighted-Average             Weighted-Average
                                                         Exercise                      Exercise                     Exercise
Options                                     Shares         Price         Shares         Price         Shares          Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year            826,113       $28.26         522,901       $20.59         468,679        $19.13
Granted                                     389,367        18.17         409,017        36.26         170,407         22.58
Exercised                                   (27,671)       23.31         (76,720)       18.10         (62,015)        14.22
Forfeited                                   (41,808)       25.92         (29,085)       29.66         (54,170)        21.54
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                1,146,001       $25.24         826,113       $28.26         522,901        $20.59
--------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                  476,135       $25.52         262,104       $20.52         230,291        $18.90
Weighted average fair value per option                    $ 7.96                       $14.61                        $ 6.53
of options granted during the year
--------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2001:

                                                    Options Outstanding                          Options Exercisable
---------------------------------------------------------------------------------------------------------------------------
Range of Exercise Prices               Number of      Weighted-Average     Weighted -        Number of         Weighted -
                                         Shares         Remaining          Average             Shares          Average
                                                      Contractual Life   Exercise Price                      Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$ 7.67 - $16.25                          194,905          8 years            $15.43             16,000           $16.25
$16.76 - $20.18                          128,754          6 years            $17.97             84,888           $18.01
$20.37 - $22.13                          192,553          7 years            $20.86             95,303           $21.18
$22.31 - $24.51                          248,216          7 years            $22.71            111,999           $22.80
$24.53 - $33.94                          182,291          8 years            $32.54            125,238           $32.52
$35.22 - $45.06                          199,282          8 years            $40.27             42,707           $40.23
---------------------------------------------------------------------------------------------------------------------------
$ 7.67 - $45.06                        1,146,001          7 years            $25.24            476,135           $25.52

Grants of options under the Plans are accounted for following the disclosure-only provisions of Accounting Principles Board ("APB") Opinion No. 25 (Note 1). Accordingly, no compensation cost has been recorded. Had compensation cost been recorded based on the fair value of awards at the grant date, the pro forma impact on the Company's net income and net income per common share - diluted would have been $2.1 million ($.12 per share) in 2001, $1.3 million ($.10 per share) in 2000, and $.8 million ($.06 per share) in 1999. The pro forma effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, the requirements of the SFAS No. 123 have been applied only to options granted after December 31, 1994.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend rate of 0% for 2001, 0% to 1.44% for 2000, and 2.0% to 2.1% for 1999; risk-free interest rates of 4.26% to 5.24% for 2001, 5.41% to 6.74% for 2000, and 4.8% to
6.4% for 1999; expected lives of 6 years for 2001, 2000, and 1999; and, price volatility of 32.7% to 50.5% for 2001, 29.6% to 33.4% for 2000, and 25.8% to
26.3% for 1999.

The Company has a noncompensatory Employee Stock Purchase Plan ("ESPP") that qualifies under Section 423 of the Internal Revenue Code. A total of 125,000 shares of common stock may be issued under the ESPP. Under the ESPP, qualified employees can use up to 10% of their gross wages to purchase the Company's common stock at a price 10% less than the market price on the purchase date.

Note 17. Commitments

Operating Leases
----------------

The Company has several operating leases for administrative office space, retail space, tower space, channel rights, and equipment, certain of which have renewal options. The leases for retail and tower space have initial lease periods of three to thirty years. These leases are associated with the operation of wireless digital PCS services primarily in Virginia and West Virginia. The leases for channel rights relate to the Company's wireless cable operations and have initial terms of three to ten years. The equipment leases have an initial term of three years. Rental expense for operating leases was $14.4 million, $5.6 million and $1.7 million in 2001, 2000, and 1999, respectively. The total amount committed under these lease agreements is: $14.1 million in 2002, $13.2 million in 2003, $12.4 million in 2004, $9.2 million in 2005, $6.2 million in 2006 and $21.5 million for the years thereafter.

Other Commitments
-----------------

In connection with an amendment to the Sprint/Horizon network services agreement which provides for scheduled wholesale revenue minimums over the 30 months commencing July 1, 2001, the Company is committed to upgrading the Alliances' network to 3G-1XRTT technology which will enable offerings of high-speed data applications. The Company's estimated capital outlay in order to achieve this is $40-$45 million of which $35 million is expected to be incurred by mid-year 2002. The agreement stipulates implementation milestones, the last of which is in the middle of 2003.

On December 12, 2001, the Company entered into definitive agreements to sell 10 MHz of licenses in five different localities which cover a total population of
1.4 million. None of these agreements affects the Company's operations in the markets it serves. The transactions are subject to FCC approval and are expected to close by the end of second quarter 2002. Other definitive agreements have been reached subsequent to year-end 2001 to sell PCS licenses in other markets. These transactions are expected to close in 2002. Total proceeds expected from all of the above transactions total $21.6 million.

In 2000, the Company entered into a three-year agreement with Lucent which sets forth the commitment, terms and conditions under which the Company would purchase up to $100 million of wireline and wireless equipment and services. In June 2001, this agreement was terminated. No significant future payments related to this agreement are expected.

Other than the commitments noted separately above, the Company has commitments for capital expenditures of approximately $5 million as of December 31, 2001, all of which are expected to be incurred in fiscal 2002.

Note 18. Pro forma financial information (unaudited)

The pro forma unaudited results of operations for the years ended December 31, 2001 and 2000, assuming consummation of the transactions more fully described in Notes 4, 5, 6 and 7 as of January 1, 2000 are as follows:

      (In thousands, except per share data)              2001            2000
      -------------------------------------------------------------------------
      Operating revenues                            $   220,230     $   179,715
      Operating expenses other than depreciation        199,829         174,546
      and amortization
      Depreciation and amortization                      83,647          71,087
      Operating loss                                    (63,246)        (65,918)
      Net loss                                          (64,127)        (87,323)
      Dividend requirements on preferred stock           19,843          18,598
      Loss applicable to common shares              $   (84,000)    $  (105,921)

      Net loss per common share:
      Basic and diluted                           $     (4.93)    $     (6.30)


As described in the notes referred to above, these unaudited pro forma results include the results of operations for NTELOS Inc., the VA Alliance, the WV Alliance, PrimeCo VA, and R&B Communications and exclude the discontinued operations (directory assistance business), the VA RSA6 analog cellular business and the RSA5 equity investment earnings. Additionally, it assumes all related financing and preferred equity transactions described in Notes 6 and 7 occurred on January 1, 2000.

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the transactions been in effect on January 1, 2000 and 2001, or of future results of operations.

Quarterly Review (Unaudited)
NTELOS Inc. and Subsidiaries

---------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)          First              Second           Third            Fourth
                                                Quarter             Quarter         Quarter           Quarter
---------------------------------------------------------------------------------------------------------------------
2001
Operating Revenues                              $        47,460     $     54,681    $       56,093    $        56,829
Operating Cash Flows/1/                                   3,886            5,213             7,075              4,330
Operating Loss                                          (13,969)         (13,170)          (16,077)           (18,561)
Equity Loss from WV PCS Alliance/2/                      (1,286)              --                --                 --
Gain on Sale of Assets/3/                                    --              706            22,261              8,878
Loss from Continuing Operations                         (17,254)         (18,975)           (8,550)           (18,934)
Net Loss                                                (17,254)         (18,975)           (8,550)           (18,934)
Dividend requirements on preferred stock                  4,687            4,690             4,849              4,617
Loss Applicable to Common Shares                        (21,941)         (23,665)          (13,399)           (23,551)
Loss from Continuing Operations per Common                (1.46)           (1.40)            (0.79)             (1.39)
   Share - Diluted
Loss per Common Share - Diluted                           (1.46)           (1.40)            (0.79)             (1.39)
---------------------------------------------------------------------------------------------------------------------
Stock Price Range                               $15.4375-24.875     $17.02-30.06   $    6.85-26.75    $    7.66-15.49
Quarterly Dividend per Common Share             $            --     $         --   $            --    $            --
---------------------------------------------------------------------------------------------------------------------

2000
Operating Revenues                              $        20,610     $     21,518   $        33,424    $        37,967
Operating Cash Flows/1/                                   7,039            6,996             4,452              1,765
Operating Income (Loss)                                   3,697            3,587            (9,178)           (15,532)
Equity Loss from PCS Investees
VA PCS Alliance/4/                                       (1,524)          (1,315)             (840)                --
WV PCS Alliance                                          (2,144)          (1,673)           (1,933)            (2,830)
Gain on Sale of Assets/5/                                    --               --            62,633                (17)
Financing Acquisition Costs/6/                               --               --            (6,276)              (260)
Income (Loss) from Continuing Operations                   (291)             (10)           21,175            (18,604)
Gain on Sale of Discontinued Operations/7/                   --               --            16,497               (524)
Net Income (Loss)                                            49              337            37,381            (19,128)
Dividend requirements on preferred stock                     --               --             5,670              2,498
Income (Loss) Applicable to Common Shares                    49              337            31,711            (21,626)
Income (Loss) from Continuing Operations per             (0.022)          (0.001)            1.147             (1.610)
   Common Share - Diluted
Earnings (loss) per Common Share - Diluted                0.004            0.025             2.346              (1.65)
---------------------------------------------------------------------------------------------------------------------
Stock Price Range                               $   43.50-30.50     $41.94-33.28   $   47.88-24.13    $   29.25-15.00
Quarterly Dividend per Common Share             $       0.11475     $         --   $            --    $            --
---------------------------------------------------------------------------------------------------------------------

/1/ Operating income before depreciation and amortization. See Management's Discussion and Analysis for additional factors to consider in using this measure.
/2/ The WV Alliance was consolidated into operations effective February 13, 2001 in connection with the Company increasing its common ownership interest from 45% to 79% (Note 4).
/3/ The Company sold all of its holdings in Illuminet Holdings, Inc., recognizing a pre-tax gain of $23.0 million ($14.3 million after-tax or $.86 per share) and sold certain excess PCS licenses, recognizing a pre-tax gain of $8.6 million ($5.3 million after-tax or $.32 per share) (Notes 4 and 11).
/4/ The VA Alliance was consolidated into operations effective July 26, 2000 in connection with the Company increasing its common ownership interest from 21% to 65% (Note 4).
/5/ On July 26, 2000, the Company sold its VA RSA 6 analog cellular operations and assets and its 22% limited partnership interest in VA SA 5, recognizing a pre-tax gain of $62.6 million ($38.2 million after-tax or $2.85 per share) (Note 4).

/6/ The Company incurred $6.5 million in bridge financing costs and other commitment fees associated with the VA East acquisition (Note 4 and 6).
/7/ The Company sold its Directory Assistance operation in July 2000, recognizing a pre-tax gain of $26.2 million ($16.0 million after-tax or $1.19 per share) (Note 5).

                         REPORT OF INDEPENDENT AUDITORS

NTELOS Inc.
Board of Directors and Shareholders


We have audited the accompanying consolidated balance sheet of NTELOS Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14(a) as of and for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTELOS Inc. and Subsidiaries at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of and for the year ended December 31, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, on January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."


                                           /s/  Ernst & Young LLP

McLean, Virginia
February 20, 2002

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
NTELOS Inc.
Waynesboro, Virginia

         We have audited the accompanying consolidated balance sheet of NTELOS Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTELOS Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ Mcgladrey Pullen, LLP

Richmond, Virginia
February 22, 2001

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company incorporates herein by reference the information included under the heading "Election of Directors" in the Proxy Statement of NTELOS Inc. for its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

Item 11.  EXECUTIVE COMPENSATION

         The information included under the heading "Summary Compensation Tables" in Proxy Statement of NTELOS Inc. for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information included under the headings "Election of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement of NTELOS Inc. for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information included under the heading "Election of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement of NTELOS Inc. for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements

         The following financial statements of NTELOS Inc. are set forth in Part II, Item 8 of this Form 10-K:

         Consolidated Balance Sheets at December 31, 2001 and 2000. Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

         Notes to Consolidated Financial Statements.

         Reports of Independent Auditors.

         (2)      FINANCIAL STATEMENT SCHEDULES

              (A) Financial information of subsidiaries not consolidated until
                  2001 and 50 percent or less owned entities.

              The following financial statements of West Virginia PCS Alliance, L.C. are incorporated herein by reference as Exhibit 99.1 of this Form 10-K:

              Balance Sheets at December 31, 2000 and 1999.
              Statements of Operations for the years ended December 31, 2000, 1999 and 1998.
              Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.
              Statements of Members' Equity (deficit) for the years ended December 31, 2000, 1999 and 1998
              Notes to Financial Statements.
              Independent Auditor's Report.

              (B) The following financial statement schedule is included herein by reference as Exhibit 99.2 of this Form 10-K:


               Schedule II, Valuation and Qualifying Accounts

(3)      Exhibits

Exhibit No.      Description
-----------      -----------


  2.1 Agreement and Plan of Merger by and between R&B Communications, Inc., R&B Combination Company and NTELOS Inc. dated as of June 16, 2000 (incorporated by reference to Annex A of NTELOS' Prospectus dated October 25, 2000 filed pursuant to Rule 424(b)(3) on October 31, 2000).

  3.1 Amended and Restated Articles of Incorporation effective as of December 4, 2000 (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit 3.1, for the year ended December 31,
                 2000).

  3.2* Amended and Restated Bylaws effective as of February 13, 2001, including amendments through October 30, 2001.

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

  4.9 Registration Rights Agreement, dated July 26, 2000, by and between NTELOS Inc. and LTSE Holdings Corporation (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit 4.9, for the year ended December 31, 2000).

  4.10 Amended and Restated Shareholders Agreement, dated October 23, 2000 between NTELOS Inc. and Welsh, Carson, Anderson & Stowe VIII, L.P. and Welsh, Carson, Anderson & Stowe IX, L.P., and other persons listed on the signature page (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit 4.10, for the year ended December 31, 2000).

  10.1 Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto (incorporated by reference to Form S-4 of NTELOS Inc., Exhibit 10.1, dated October 26, 2000).

  10.1.1 Amendment No. 1 dated July 23, 2001, to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto (incorporated by reference to Form S-4 of NTELOS Inc., Exhibit 99.4, dated September 18, 2001).

  10.1.2* Amendment No. 2 dated November 14, 2001, to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto.

  10.1.3 Amendment No. 3 dated March 6, to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 10.1, dated March 7, 2002).

  10.2*          Form of Employment Agreement with executive officers of NTELOS
                 Inc.

  10.3 Employment Agreement with J. Allen Layman, effective February 13, 2001 (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit 10.8, for the year ended December 31, 2000).

  10.4 Management Continuity Agreement between J. Allen Layman and NTELOS Inc. (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit 10.7, for the year ended December 31, 2000).

  10.5*          Form of Incentive Stock Option Agreement with NTELOS Inc.

  10.6*          Amendment to Executive Supplemental Retirement Plan.

  16.1 Letter from McGladrey & Pullen to the Securities and Exchange Commission regarding termination as Registrant's independent accountants (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 16.1, dated June 22, 2001).

  21.1*          Subsidiaries of NTELOS Inc.

  23.1*          Consent of Ernst & Young LLP

  23.2*          Consent of McGladrey & Pullen, LLP

  99.1*          Financial Statements of West Virginia PCS Alliance, L.C.
                 for the year ended December 31, 2000.

  99.2*          Financial Statement Schedule
      -------------------
       * filed herewith.

(b)      Reports on Form 8-K.

         On October 3, 2001, NTELOS filed a Current Report on Form 8-K in connection with the proposed merger between NTELOS and Conestoga Enterprises, Inc. to provide examples to illustrate for NTELOS and Conestoga shareholders the operation of the exchange ratio at various prices per share of NTELOS common stock.

         On November 21, 2001, NTELOS filed a Current Report on Form 8-K attaching a press release announcing that Conestoga Enterprises, Inc. had signed a conditional merger agreement with D&E Communications, Inc. and that it intended to terminate its merger agreement with NTELOS.

         On December 3, 2001, NTELOS filed a Current Report on Form 8-K attaching a press release announcing that it had terminated the merger agreement with Conestoga Enterprises, Inc. on December 3, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in City of Waynesboro, Commonwealth of Virginia, on March 29, 2002.



                                   NTELOS Inc.
                                   a Virginia corporation
                                   (Registrant)


                                   By: /s/ JAMES S. QUARFORTH
                                       ----------------------------------
                                       James S. Quarforth
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature                                  Title                                 Date
         ---------                                  -----                                 ----
/s/ James S. Quarforth                 Chief Executive Officer and Director          March 29, 2002
-------------------------------        (Principal Executive Officer)
James S. Quarforth

/s/  Michael B. Moneymaker             Chief Financial Officer                       March 29, 2002
-------------------------------        (Principal Financial and Accounting
Michael B. Moneymaker                  Officer)

/s/ Phyllis H. Arnold                  Director                                      March 29, 2002
-------------------------------
Phyllis H. Arnold

/s/ Anthony J. de Nicola               Director                                      March 29, 2002
-------------------------------
Anthony J. de Nicola

/s/ William W. Gibbs, V                Director                                      March 29, 2002
-------------------------------
William W. Gibbs, V

/s/ A. William Hamill                  Director                                      March 29, 2002
-------------------------------
A. William Hamill

/s/ J. Allen Layman                    Director                                      March 29, 2002
-------------------------------
J. Allen Layman

/s/ John B. Mitchell, Sr.              Director                                      March 29, 2002
-------------------------------
John B. Mitchell, Sr.

/s/ John N. Neff                       Director                                      March 29, 2002
-------------------------------
John N. Neff

/s/ Carl A. Rosberg                    Director                                      March 29, 2002
-------------------------------
Carl A. Rosberg

/s/ John B. Williamson, III            Director                                      March 29, 2002
-------------------------------
John B. Williamson, III