Form 10-Q
period 2002-03-31
NTELOS INC
filed 2002-05-15
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended      March 31, 2002           Commission File No.  0-16751
                      -----------------------                          ---------


                                   NTELOS Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                                54-1443350
--------------------------------------------------------------------------------
(State or other  jurisdiction of                               (I R S employer
 incorporation or organization)                              identification no.)


P. O. Box 1990, Waynesboro, Virginia                                  22980
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)


Registrant's telephone number, including area code         540-946-3500
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



Class    COMMON STOCK, NO PAR VALUE           Outstanding 5/14/02     17,242,435
         --------------------------

                                   NTELOS Inc.

                                    I N D E X



                                                                                   Page
                                                                                  Number
                                                                                  ------

PART I. FINANCIAL INFORMATION
         Condensed Consolidated Balance Sheets, March 31, 2002 and December
         31, 2001                                                                   3-4


         Condensed Consolidated Statements of Operations, Three Months Ended
         March 31, 2002 and 2001                                                     5


         Condensed Consolidated Statements of Cash Flows, Three Months Ended
         March 31, 2002 and 2001                                                     6


         Condensed Consolidated Statements of Shareholders' Equity, Three
         Months Ended March 31, 2002 and 2001                                        7


         Notes to Condensed Consolidated Financial Statements                      8-11


         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     12-20

         Quantitative and Qualitative Disclosures about Market Risk                 21

PART II. OTHER INFORMATION                                                          22

SIGNATURES                                                                         23-24

                                                           NTELOS Inc.

                                              Condensed Consolidated Balance Sheets

                                                                                       March 31, 2002            December 31,
(In thousands)                                                                           (Unaudited)                 2001
---------------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
  Cash and cash equivalents                                                       $             1,914       $            7,293
  Restricted cash                                                                               4,549                   18,069
  Accounts receivable, net of allowance                                                        31,925                   30,328
  Inventories and supplies                                                                      5,827                    9,619
  Other receivables and deposits                                                                2,111                    4,669
  Prepaid expenses and other                                                                    5,075                    3,929
  Income taxes receivable                                                                       1,877                    1,945
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               53,278                   75,852
---------------------------------------------------------------------------------------------------------------------------------

Investments and Advances
  Securities and investments                                                                   13,605                   13,963
  Restricted cash                                                                              13,515                   18,094
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               27,120                   32,057
---------------------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
  Land and building                                                                            50,953                   50,836
  Network plant and equipment                                                                 460,893                  447,585
  Furniture, fixtures and other equipment                                                      66,700                   65,283
  Radio spectrum licenses                                                                     456,096                  456,038
---------------------------------------------------------------------------------------------------------------------------------
     Total in service                                                                       1,034,642                1,019,742
  Under construction                                                                           35,296                   35,753
---------------------------------------------------------------------------------------------------------------------------------

                                                                                            1,069,938                1,055,495
  Less accumulated depreciation                                                               163,906                  154,440
---------------------------------------------------------------------------------------------------------------------------------

                                                                                              906,032                  901,055
---------------------------------------------------------------------------------------------------------------------------------

Other Assets
  Cost in excess of net assets of business acquired, net of accumulated
     amortization                                                                             135,351                  135,635
  Other intangibles, net of accumulated amortization                                           17,915                   23,677
  Deferred charges                                                                             19,463                   18,675
  Radio spectrum licenses not in service                                                        9,579                    9,935
---------------------------------------------------------------------------------------------------------------------------------

                                                                                              182,308                  187,922
---------------------------------------------------------------------------------------------------------------------------------

                                                                                  $         1,168,738       $        1,196,886
=================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                          NTELOS Inc.

                                             Condensed Consolidated Balance Sheets

(In thousands)                                                                   March 31, 2002               December 31,
                                                                                  (Unaudited)                     2001
-----------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                        $              42,812        $            39,917
   Advance billings and customer deposits                                                 10,689                      8,889
   Accrued payroll                                                                         5,466                      5,540
   Accrued interest                                                                        6,138                     18,332
   Deferred revenue                                                                        4,755                      5,092
   Other accrued liabilities                                                               6,449                      4,927
-----------------------------------------------------------------------------------------------------------------------------

                                                                                          76,309                     82,697
-----------------------------------------------------------------------------------------------------------------------------

Long-term Debt                                                                           621,179                    612,416
-----------------------------------------------------------------------------------------------------------------------------

Long-term Liabilities
   Deferred income taxes                                                                     921                      2,200
   Retirement benefits                                                                    16,745                     15,789
   Long-term deferred liabilities                                                         43,061                     43,624
-----------------------------------------------------------------------------------------------------------------------------

                                                                                          60,727                     61,613
-----------------------------------------------------------------------------------------------------------------------------

Minority Interests                                                                           847                        847
-----------------------------------------------------------------------------------------------------------------------------

Redeemable, Convertible Preferred Stock                                                  270,766                    265,747
-----------------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
   Preferred stock, no par value per share, authorized 1,000
      shares; none issued                                                                     -                           -
   Common stock, no par value per share, authorized 75,000 shares; issued
     17,242 shares (17,209 in 2001)                                                      182,297                    182,093
   Stock warrants                                                                         22,874                     22,874
   Accumulated deficit                                                                   (58,884)                   (23,201)
   Accumulated other comprehensive loss                                                   (7,377)                    (8,200)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                         138,910                    173,566
-----------------------------------------------------------------------------------------------------------------------------

                                                                           $           1,168,738        $         1,196,886
=============================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                       NTELOS Inc.

                                     Condensed Consolidated Statements Of Operations
                                                       (Unaudited)

                                                                                          Three Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,         March 31,
(In thousands, except per share amounts)                                               2002               2001
-----------------------------------------------------------------------------------------------------------------------

Operating Revenues
  Wireless PCS                                                                    $       35,771    $        25,265
  Wireline communications                                                                 22,318             19,915
  Other communication services                                                             1,932              2,384
-----------------------------------------------------------------------------------------------------------------------

                                                                                          60,021             47,564
-----------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Cost of wireless sales (exclusive of items shown separately below)                      12,223             10,184
  Maintenance and support                                                                 16,891             13,828
  Depreciation and amortization                                                           23,095             17,853
  Customer operations                                                                     15,771             14,791
  Corporate operations                                                                     5,854              4,877
  Restructuring charge                                                                     1,267                  -
-----------------------------------------------------------------------------------------------------------------------

                                                                                          75,101             61,533
-----------------------------------------------------------------------------------------------------------------------

Operating Loss                                                                           (15,080)           (13,969)

Other Income (Expenses)
  Equity loss from investee - WV PCS Alliance                                                  -             (1,286)
  Gain on sale of assets                                                                   1,955                  -
  Interest expense                                                                       (19,004)           (18,197)
  Other income (expense)                                                                    (133)             3,028
-----------------------------------------------------------------------------------------------------------------------

                                                                                         (32,262)           (30,424)

Income Tax Benefit                                                                        (1,569)           (11,423)
-----------------------------------------------------------------------------------------------------------------------

                                                                                         (30,693)           (19,001)

Minority Interests in Losses of Subsidiaries                                                  29              1,747
-----------------------------------------------------------------------------------------------------------------------

Net Loss                                                                                 (30,664)           (17,254)

Dividend requirements on preferred stock                                                   5,019              4,687
-----------------------------------------------------------------------------------------------------------------------
Loss Applicable to Common Shares                                                  $      (35,683)   $       (21,941)
=======================================================================================================================

Loss per Common Share - Basic and Diluted                                         $       (2.07)    $         (1.46)

Average shares outstanding - basic & diluted                                              17,220             15,075
=======================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                            NTELOS Inc.

                                          Condensed Consolidated Statements of Cash Flows
                                                            (Unaudited)
                                                                                              Three Months Ended
---------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                      March 31, 2002             March 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $            (30,664)      $           (17,254)

Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on sale of assets                                                                    (1,955)                        -
   Depreciation                                                                              22,110                    15,235
   Amortization                                                                                 985                     2,618
   Deferred taxes                                                                            (1,820)                  (11,230)
   Retirement benefits and other                                                                784                     1,587
   Net interest expense from restricted cash                                                  8,998                     7,239
   Equity loss from WV PCS Alliance                                                               -                     1,286
   Accretion of loan discount and origination fees                                            1,072                       582
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
   Increase in accounts receivable                                                           (1,597)                   (4,039)
   Decrease in inventories and supplies                                                       3,792                     4,559
   (Increase) decrease in other current assets                                                1,412                      (163)
   Changes in income taxes                                                                       68                     2,548
   Increase (decrease) in accounts payable                                                    2,896                      (676)
   Increase (decrease) in other accrued liabilities                                          (1,645)                   (5,340)
   Increase in other current liabilities                                                      1,503                       791
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                           5,939                    (2,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                         (29,120)                  (25,505)
Proceeds from sale of discontinued operation                                                      -                     3,500
Investments in PCS Alliances                                                                      -                      (634)
Cash on hand in merged entity                                                                     -                     4,096
Advances to PCS Alliances                                                                         -                    (2,960)
Deposit refunds on assets                                                                         -                     8,000
Proceeds from sale of assets                                                                 10,859                     1,050
Other                                                                                          (253)                     (814)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (18,514)                  (13,267)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                          -                    20,000
Borrowings under line of credit, net                                                         10,000                         -
Additional payments on other debt instruments                                                (1,770)                   (1,652)
Net proceeds from issuance of stock                                                             147                       145
Other                                                                                        (1,181)                      (60)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                     7,196                    18,433
---------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                             (5,379)                    2,909
Cash and cash equivalents:
Beginning                                                                                     7,293                     1,637
---------------------------------------------------------------------------------------------------------------------------------

Ending                                                                         $              1,914       $             4,546
=================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                                            NTELOS Inc.

                                     Condensed Consolidated Statements of Shareholders' Equity
                                                            (Unaudited)

                                                                                       Retained      Accumulated
                                                                                       Earnings         Other            Total
                                             Common Stock                             (Accumulated  Comprehensive     Shareholders'
(In thousands)                          Shares          Amount         Warrants        Deficit)        Income           Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                13,132    $     45,272    $     22,874    $     59,355    $      8,458    $    135,959
Comprehensive loss:
   Net loss                                                                              (17,254)
   Cash flow hedge:
     Cumulative effect of the adoption
       of SFAS No. 133, net of $2,489
       of deferred tax benefit                                                                            (3,900)
     Derivative losses, net of $1,523
       of deferred tax benefit                                                                            (2,402)
   Unrealized loss on securities
     available for sale, net of $979
     of deferred tax benefit                                                                              (1,531)
       Comprehensive loss                                                                                                (25,087)
Dividends on preferred shares                                                             (4,687)                         (4,687)
Common stock issuance
   pursuant to R&B Merger                  3,716         131,807                                                         131,807
Shares issued through
   Employee Stock Purchase
   Plan                                        7             145                                                             145
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                   16,855    $    177,224    $     22,874    $     37,414    $        625    $    238,137
----------------------------------------------------------------------------------------------------------------------------------





----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                17,209    $    182,093    $     22,874    $    (23,201)   $     (8,200)   $    173,566
Comprehensive loss:
   Net loss                                                                              (30,664)
   Derivative gain, net of $735 of
     deferred tax benefit                                                                                  1,156
   Unrealized loss on securities
     available for sale, net of $212
     of deferred tax benefit                                                                                (333)
       Comprehensive loss                                                                                                (29,841)
Dividends on preferred shares                                                             (5,019)                         (5,019)
Common stock issuance                          4              58                                                              58
Shares issued through
   Employee Stock Purchase
   Plan                                       29             146                                                             146
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                   17,242    $    182,297    $     22,874    $    (58,884)   $     (7,377)   $    138,910
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements


1. SIGNIFICANT ACCOUNTING POLICIES

        In the opinion of NTELOS Inc. ("NTELOS" or the "Company"), the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 2001, which is derived from audited financial statements, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

        The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with this Statement. Other intangible assets will continue to be amortized over their useful lives. Accordingly, the Company ceased amortization of goodwill, an assembled workforce intangible asset, and PCS radio spectrum licenses on January 1, 2002. The cost and net book value of these assets at March 31, 2002 follows:
        (In thousands)                               Cost     Net Book Value
        -----------------------------------------------------------------------
        Goodwill                                   147,082         135,351
        PCS Radio Spectrum Licenses In Service     446,487         429,009
        Assembled Workforce                          1,800           1,390
        -----------------------------------------------------------------------
            Total                                  595,369         565,750
        =======================================================================

        Amortization of indefinite lived intangible assets was $4.3 million ($3.1 million after tax) for the first quarter of 2001. Therefore, pro forma loss applicable to common shares for the first quarter of 2001 adjusted for the impact of SFAS No. 142 was $18.9 million ($1.25 per common share).

        During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002. The Company has not yet determined the effect these tests will have on the earnings and financial position of the Company. Based on current market conditions, the impact could be material.

        Certain amounts on the prior year financial statements have been reclassified, with no effect on net income, to conform to classifications adopted in 2002. At March 31, 2002, accounts receivable is shown net of $16.4 million allowance for doubtful accounts ($14.0 million at December 31, 2001). Costs in excess of net assets of business acquired and other intangibles are shown net of accumulated amortization of $20.5 million at March 31, 2002 ($20.0 million at December 31, 2001).

2. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        The Company manages its business segments with separable management focus and infrastructures. The "Other" segment is comprised of the paging operation, all cable operations, and the alarm and other communications services operations. Additionally, certain unallocated corporate related items that, in management's opinion don't provide direct benefit to the operating segments, are included in Other. Total unallocated corporate operating expenses were $2.1 million and $.5 million for the three month period ended March 31, 2002 and 2001, respectively. Within this current year amount is $1.3 million of restructuring charges (Note 8).

        Depreciation and amortization of corporate assets is included in the "Other" column in the tables below. This amounted to $.1 million and $.2 million for the quarters ended March 31, 2002 and 2001, respectively, of the total "Other" depreciation and amortization.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. These segments are described in more detail in Note 2 of the Company's 2001 Annual Report to Shareholders.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued


(in thousands)            Telephone     Network       CLEC      Internet   Wireless PCS      Other          Total
-----------------------------------------------------------------------------------------------------------------------
As of and for the three months ended March 31, 2002
---------------------------------------------------
Revenues                $     10,509   $    2,243 $     4,943  $    4,622  $      35,771 $      1,933  $       60,021
EBITDA*                        6,263        1,671         542         719            245       (1,425)          8,015
Depreciation &
   Amortization                1,807          700         710         982         18,196          700          23,095

Total Segment Assets         142,022       58,087      32,239      17,420        771,170       31,033       1,051,971
Corporate Assets                                                                                              116,767
                                                                                                       ----------------
Total Assets                                                                                           $    1,168,738
                                                                                                       ================

As of and for the three months ended March 31, 2001
---------------------------------------------------
Revenues                $      9,712   $    1,776 $     4,293  $    4,134  $      25,265 $      2,384  $       47,564
EBITDA*                        6,449        1,367         812          85         (5,743)         914           3,884
Depreciation
   &Amortization               1,801          501         502         987         13,512          550          17,853

Total Segment Assets         132,362       52,249      31,175      19,316        799,700       35,658       1,070,460
Corporate Assets                                                                                              153,151
                                                                                                       ----------------
Total Assets                                                                                           $    1,223,611
                                                                                                       ================

* Operating Income before depreciation and amortization.

3. INVESTMENTS IN WIRELESS AFFILIATES
        On February 13, 2001,  pursuant to the  Company's  merger with R&B (Note
        4), the Company's common ownership interest increased in the Virginia PCS Alliance, L.C. ("VA Alliance") from 65% to 91% and increased in the West Virginia PCS Alliance, L.C. ("WV Alliance") from 45% to 79%. The Company began consolidating the results of the VA Alliance in 2000 and began consolidating the results of the WV Alliance on February 13, 2001. From this date to March 31, 2002, the Company has purchased additional minority interest in the VA Alliance and the WV Alliance and, at March 31, 2002, held common interests of 97% and 98%, respectively.

        The VA Alliance is a PCS provider serving a 1.7 million populated area in central and western Virginia. The WV Alliance is a PCS provider serving a 2.0 million populated area in West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio.

4. MERGER AND ACQUISITIONS
        R&B Communications Merger
        -------------------------
        Effective February 13, 2001, the Company closed on its merger with R&B. Under the terms of the merger, the Company issued approximately 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The merger is being accounted for using the purchase method of accounting and was valued at $131.8 million, or $35.47 per share based on the average share price for the two days preceding May 18, 2000, the date the merger terms were agreed to and announced. The purchase price in excess of the net assets acquired was $95.5 million, $68.5 million of which was allocated to goodwill in the telephone segment and the remaining $27 million was allocated to goodwill in the network segment. Additionally, fair value adjustments of $14.4 million were made to certain PCS licenses in which R&B held an ownership interest. As of February 13, 2001, the Company assumed debt of $7.3 million from R&B payable in the years 2001 through 2026.

        R&B is an Integrated Communications Provider ("ICP") providing local and long distance telephone service, and dial-up and high-speed Internet service to business and residential customers in Roanoke, Virginia and the surrounding area, as well as in the New River Valley of Virginia.

5. SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
        The Company made scheduled semi-annual payments of interest for $18.2 million on the $280 million senior notes out of restricted cash during the quarters ending March 31, 2001 and 2002, in accordance with the terms and conditions set forth in the senior note indenture. Additionally, see Note 4 above for the non-cash merger transaction with R&B.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued


        During the quarter ended March 31, 2002, the Company sold communication towers for total proceeds of $8.2 million, deferring a $1.3 million gain which is being amortized over the twelve year leaseback period.
        Additionally, the Company sold certain inactive PCS licenses for proceeds of $2.4 million, recognizing a $2.0 million gain.

        On March 6, 2002, the Company entered into an amendment to its $325 million Senior Secured Term Loan (also referred to as the "Senior Credit Facility") which amended certain covenants and terms of the agreement (discussed more fully in Note 6 of the Company's 2001 Annual Report to Shareholders) for a fee of $1.2 million. This fee was deferred and is being amortized to interest expense over the life of this loan.

        In April 2002, the Company sold certain excess PCS licenses for proceeds of $12.0 million, recognizing a $3.3 million gain.

6. INCOME TAXES
        The effective tax rate in the first quarter of 2002 was 4.9% as compared to an effective income tax rate at December 31, 2001 of 35.1%. During the first quarter of 2002, the Company reported an income tax benefit of $1.6 million. This benefit is net of a valuation allowance recorded during this period of $11.0 million. This valuation allowance takes into consideration the Company's projected tax losses for the year, the existence of an unrealized loss associated with the interest rate swap agreement and the deferred tax financial position. The allowance was required based on lack of certainty that the net operating loss tax assets will be recoverable within the statutory carryforward period. The current year rate, absent the valuation allowance, was 39.0%. In the prior year, the effective income tax rate was below the statutory rate primarily due to non-deductible goodwill. Due to absence of these permanent differences (Note 1), the current year rate before the valuation allowance is near statutory rate.

7. EARNINGS PER SHARE
        The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, was not increased by assumed conversion of dilutive stock options in the three months ended March 31, 2002 and 2001 due to the fact that the Company recorded a net loss for both periods. For the three months ended March 31, 2002 and 2001, the Company had common stock equivalents from options totaling 145,000 shares and 51,000 shares, respectively, and 300,000 stock warrants which would be dilutive. However, these common stock equivalents are antidilutive as additional shares would decrease the computed loss per share information and therefore, basic and diluted earnings per share are the same. The Company currently has a total of 1.5 million options outstanding and 1.3 million warrants outstanding to acquire shares of common stock. Of these, .6 million options and all of the warrants are currently exercisable.

8. RESTRUCTURING CHARGE
        In March 2002, the Company approved a plan that would reduce its workforce by approximately 15% through the offering of early retirement incentives, the elimination of certain vacant and budgeted positions and the elimination of some jobs. The plan also involved exiting certain facilities in connection with the workforce reduction and centralizing certain functions. A restructuring charge was reported in the first quarter of 2002 for $1.3 million relating to severance costs for employees notified in the first quarter 2002 and estimated lease obligations associated with the exit of certain facilities. An estimated $1.8 million of additional charges will be recorded in the second quarter of 2002 for severance and pension curtailment costs for employees notified in the second quarter of 2002.

9. PRO FORMA RESULTS
        The pro forma unaudited results of operations for the three months ended March 31, 2001, assuming consummation, as of January 1, 2001, of the transactions more fully described in the Note 4 above and in the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report are as follows:

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued


         (In thousands, except per share data)                          Three Months Ended
                                                                          March 31, 2001
         ------------------------------------------------------------------------------------
         Operating revenues                                             $       52,731
         Operating expenses other than depreciation and amortization            48,950
         Depreciation and amortization                                          19,015
         Operating loss                                                        (15,234)
         Net loss                                                              (18,894)
         Dividend requirements on preferred stock                                4,849
         Loss applicable to common shares                               $      (23,743)
         Loss per common share - basic and diluted                      $        (1.43)


                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations


Overview

We are a leading regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers primarily in Virginia and West Virginia and in portions of certain other adjoining states. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. Additionally, through our 57 retail stores located across the regions we serve and a direct business sales approach, our sales strategy is focused largely on a direct relationship with our customers. As of March 31, 2002, we had approximately 228,300 digital PCS subscribers (up from 186,100 at March 31, 2001) and approximately 87,800 combined incumbent local exchange carrier ("ILEC") and competitive local exchange carrier ("CLEC") access lines installed (up from 75,600 installed lines at March 31, 2001).

Historically, we have derived much of our revenues and EBITDA (earnings before interest, taxes, depreciation and amortization) from our ILEC services. As a result of our increasing focus on and growth in digital PCS, Internet access and CLEC services, a significant portion of our operating revenues and EBITDA are generated by businesses other than our ILEC. These newer businesses have generated lower operating margins due to start-up costs associated with expansion into new markets, introduction of new service offerings throughout the regions we serve and significant competitive pricing pressures. As we continue to grow these businesses, we expect these operating margins to improve but to continue to be lower than those realized before these other businesses were significant to the Company's consolidated operations.

We completed a majority of our geographic expansion in 2001 and are continuing to focus our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services within our existing markets. In February 2001, the Company completed closing of the merger agreement with R&B, an integrated communications provider in a geographic market contiguous to ours, and commensurate therewith, began consolidating the results of WV Alliance (Note 4).

As mentioned above, the Company references EBITDA (or operating cash flows) as one measure of operating performance. Management believes EBITDA is a meaningful indicator of the Company's performance. EBITDA is commonly used in the wireless communications industry and by financial analysts and others who follow the industry to measure operating performance. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (both of which are determined in accordance with generally accepted accounting principles) or as a measure of liquidity.

Discussions throughout the results of operations section refer to comparisons on a pro forma basis. The actual results in the first quarter of 2001 exclude R&B and WV Alliance for the period January 1, 2001 to February 13, 2001, the date of the R&B merger and concurrent consolidation of WV Alliance. Therefore, pro forma comparisons add R&B and WV Alliance results for this 43 day period to the actual first quarter 2001 results.

The discussion and analysis herein should be read in conjunction with the financial statements and the notes thereto included herein. Much of the discussion in this section involves forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those results anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in the Form 10-K for the year ended December 31, 2001, under "Investment Considerations". We wish to caution readers that these forward-looking statements and any other forward-looking statements made by us are based on a number of assumptions, estimates and projections including but not limited to: capital intensity of the wireless telephone business and our debt structure; our substantial debt obligations and our ability to service those obligations; restrictive covenants and consequences of default contained in our financing arrangements; the cash flow and financial performance of our subsidiaries; the competitive nature of the wireless telephone and other communications services industries; the achievement of build-out, operational, capital, financing and marketing plans relating to

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


deployment of PCS services; retention of our existing customer base, including our wholesale customers, our ability to attract new customers, and maintain and improve average revenue per subscriber; unfavorable economic conditions on a national and local basis; effects of acts of terrorism or war (whether or not declared); changes in industry conditions created by federal and state legislation and regulations; demand for wireless and wireline communications services; rapid changes in technology; adverse changes in the roaming rates we charge and pay; our opportunities for growth through acquisitions and investments and our ability to manage this growth; successful integration of acquisitions; the level of demand for competitive local exchange services in smaller markets; our ability to manage and monitor billing; and, possible health effects of radio frequency transmission. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof. We are not obligated to update or revise any forward-looking statements or to advise of any changes in the assumptions on which they are based, whether as a result of new information, future events or otherwise.

         Revenues

         Our revenues, net of bad debt expense, are generated from the following categories:

          o    wireless  communications,   consisting  of  retail,  service  and
               wholesale digital PCS revenues;

          o wireline communications, including telephone revenues, fiber optic network usage (or carrier's carrier services), Internet, CLEC service and long distance revenues; and,

          o other communications services revenues, including revenues from paging, wireless and wireline cable television, our sale and lease of communications equipment and security alarm monitoring and rental of property and equipment.

         Operating Expenses

         Our operating expenses are generally incurred from the following categories:

          o cost of sales, exclusive of other operating expenses shown separately, including digital PCS handset equipment costs which we sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs;

          o maintenance and support expenses, including costs related to specific property and equipment, as well as indirect costs such as engineering and general administration of property and equipment;

          o    depreciation   and   amortization,   including   amortization  of
               intangible assets where applicable (Note 1) and depreciable long lived property, plant and equipment;

          o customer operations expenses, including marketing, product management, product advertising, sales, billing, publication of a regional telephone directory, customer care and directory services;

          o corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses; and,

          o restructuring charges associated with organizational initiatives, workforce reductions and exiting of certain facilities.



         Other Income (Expenses)

         Our other income (expenses) are generated (incurred) from interest income and expense, equity loss from the WV Alliance (through February 13, 2001), and gain on sale of investments and assets.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

         Income Taxes

         Our income tax liability or benefit and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, net operating losses and related carryforwards, valuation allowances, alternative minimum tax credit carryforwards, state minimum tax assessments, gain or loss on the sale of assets and investments, write-down of assets and investments, non-deductible amortization, and other tax deductible amounts.


Results of Operations

Three Months Ended March 31, 2002
Compared to Three Months Ended March 31, 2001

OVERVIEW
EBITDA increased $4.1 million or 106%, from $3.9 million for the three months ended March 31, 2001 to $8.0 million for the three months ended March 31, 2002. Operating loss increased $1.1 million, from a loss of $14.0 million to a loss of $15.1 million for the three months ended March 31, 2001 and 2002, respectively. Included in the first quarter 2002 results were restructuring charges of $1.3 million, $7.2 million of accelerated depreciation on certain PCS assets due to early replacement during the quarter or based on scheduled early replacement later in 2002 or 2003, and a $4.3 million reduction in amortization of intangibles due to the adoption of SFAS No. 142 (Note 1). Excluding these items, EBITDA increased $5.4 million (139%) and operating loss decreased $3.0 million (22%) in the first quarter 2002 compared to first quarter 2001.

WIRELESS PCS OVERVIEW - A 23% growth in customers, an 11% increase in average monthly revenue per subscriber ("ARPU") and a 90% increase in wholesale and roaming revenues resulted in revenue growth of $10.5 million or 42% ($8.0 million or 29% on a pro forma basis) in the first quarter of 2002 compared to the first quarter of 2001. Operating expense before depreciation and amortization over these periods grew $4.5 million, or 15% ($.8 million or 2% on a pro forma basis). The rate of expense growth lagged revenue growth significantly due to reductions in costs of acquisition per gross addition ($17 or 6%), a reduction in incollect roaming expenses, and focused cost containment measures, as well as the leveraging of the fixed infrastructure. All of these factors resulted in an EBITDA improvement of $5.9 million, from an EBITDA loss of $5.7 million in the first quarter of 2001 to positive EBITDA of $.2 million for the first quarter of 2002. On a pro forma basis, the quarter to quarter improvement was $7.3 million.

WIRELINE COMMUNICATIONS OVERVIEW - Wireline communications services realized revenue improvement of $2.4 million which translated to EBITDA improvement of $.5 million. EBITDA margin over these periods declined slightly from 43.8 % to 41.2%. On a pro forma basis, revenues and EBITDA declined $.1 million and $.6 million, respectively. These results are driven by less than 1% growth in ILEC access lines, 2001 mid-year reductions in CLEC reciprocal compensation rates and the recording of certain adjustments related to accounts receivable reserves and accruals. Reciprocal compensation was down $.8 million in the first quarter 2002 compared to first quarter 2001 and the adjustments noted above totaled $.5 million. Our CLEC and DSL customers increased by 51% and 111%, respectively, as of March 31, 2002 compared to 2001. This, along with cost control measures, partially offset the effects of the other items mentioned above.

OTHER COMMUNICATION SERVICES OVERVIEW - Other communications services revenue declined $.5 million primarily from the movement of voicemail assets and operations out of other communications services to the wireless PCS segment (which is the primary user of this service). This accounted for $.3 million of the decline and the balance is from the declining cable businesses which are not actively marketed. EBITDA was down $2.3 million for the first quarter of 2002 compared to first quarter 2001. The restructuring charge (Note 8 and as discussed below) accounts for $1.3 million of the total. The exclusion of voicemail and a decline in the paging businesses accounted for $.4 million. Finally, unallocated corporate expenses related to insurance and certain professional fees were up $.3 million in the current over the prior year comparable period.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


OPERATING REVENUES
Operating revenues increased $12.4 million, or 26%, from $47.6 million for the three months ended March 31, 2001 to $60.0 million for the three months ended March 31, 2002.

WIRELESS PCS REVENUES -- Digital PCS customers grew 42,200, or 23%, from the end of the first quarter 2001 to the end of the first quarter 2002. Over this same period, ARPU grew $4.28, from $40.49 for the first quarter of 2001 to $44.77 for the first quarter of 2002 due primarily to a shift in the customer mix to a higher percentage of post-pay type plans versus pre-pay plans (from 66% at March 31, 2001 to 86% at March 31, 2002). Additionally, wholesale and roaming revenues, primarily from our network services agreement with Horizon, were $7.2 million for the first quarter of 2002 compared to $3.8 million for the first quarter of 2001. Also, the WV Alliance was consolidated on February 13, 2001. Therefore, the first quarter 2001 excluded $2.5 million of revenues from the WV Alliance for the first 43 days of 2001. The combination of these and other factors resulted in increased revenues of $10.5 million, from $25.3 million to $35.8 million for the quarters ended March 31, 2001 and 2002, respectively. On a pro forma basis, revenues increased $8.0 million in the current quarter over the prior year comparative quarter.

WIRELINE COMMUNICATIONS REVENUES--Wireline communications revenues increased $2.4 million, or 12%, from $19.9 million to $22.3 million for the three months ended March 31, 2001 and 2002, respectively. Wireline revenues decreased $.1 million, or .5%, from $22.4 million to $22.3 million on a pro forma basis for the three months ended March 31, 2001 and 2002, respectively.

o Telephone Revenues. Telephone (Incumbent Local Exchange or "ILEC") revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our ILEC business increased $.8 million, or 8%, from $9.7 million for the three months ended March 31, 2001 to $10.5 million for the three months ended March 31, 2002. In the first quarter 2001, revenues from the R&B ILEC prior to consolidation were $1.3 million. Therefore, ILEC revenues were down $.5 million during these periods on a pro forma comparative basis. This decline is due primarily to $.3 million in regulatory settlement adjustments and receivable reserve adjustments.

o Fiber Optic Network Usage Revenues. Revenues from fiber optic network usage operations increased $.4 million, or 26%, from $1.8 million for the three months ended March 31, 2001 to $2.2 million for the three months ended March 31, 2002. Of this increase, $.6 million is attributable to the consolidation of R&B Network in February 2001. Therefore, on a pro forma basis, network revenues were down $.2 million due to reductions in network rates and the loss of certain traffic in the second half of 2001, offset by growth in usage.

o CLEC Revenues. CLEC revenues increased $.8 million, or 20%, from $4.1 million for the three months ended March 31, 2001 to $4.9 million for the three months ended March 31, 2002. Of this increase, $.5 million is attributable to excluded revenues from R&B CLEC prior to the first quarter 2001 consolidation and $1.1 million is due to customer growth, as total CLEC customers increased 12,200, from 23,700 at March 31, 2001 to 35,900 at March 31, 2002. These factors were partially offset by a decline in reciprocal compensation of $.8 million, from $1.4 million in the first quarter 2001 to $.6 million in the first quarter 2002, due to a decline in rates in mid-year 2001.

o Internet Revenues. Revenues from Internet services increased $.3 million, or 8%, from $4.3 million to $4.6 million for the three months ended March 31, 2001 and 2002, respectively. The consolidation of R&B Internet in February 2001 accounted for $.1 million of the total increase. Internet subscribers increased 10,400 or 16%, in first quarter 2002 over first quarter 2001, with DSL customer additions accounting for 2,300 of this total, from 2,000 customers at March 31, 2001 to 4,300 customers at March 31, 2002.

OTHER COMMUNICATION SERVICES REVENUES--Other communications services revenues, including other R&B operations, decreased $.5 million, or 19%, from $2.4 million to $1.9 million for the three month periods ended March 31, 2001 and 2002, respectively, due to the factors noted in "Other Communication Services Overview" section above.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


OPERATING EXPENSES

TOTAL OPERATING EXPENSES--Total operating expenses increased $13.6 million, or 22%, from $61.5 million in the first quarter of 2001 to $75.1 million for the first quarter 2002. Of this total increase, $5.2 million pertained to an increase in depreciation and amortization expense, $2.9 million of which relates to the net effect of accelerated depreciation and the effects of SFAS 142 on amortization of intangible assets (see further discussion below in "Depreciation and Amortization" section). Additionally, $6.1 million is from the exclusion of R&B and WV Alliance from the operating expenses in the first 43 days of 2001. Of the remaining $2.3 million increase, $1.3 million is from the restructuring charge and the balance represents a 2% increase driven primarily from costs associated with serving and maintaining the overall increase in customer base and network assets. Operating expenses excluding depreciation and amortization increased $8.3 million, or 19%, from $43.7 million to $52.0 million for the three months ended March 31, 2001 and 2002, respectively. Pro forma operating expenses excluding depreciation and amortization increased $3.1 million, or 6%. Wireline operating expenses, excluding depreciation and amortization, increased $1.9 million, from $11.2 million to $13.1 million for the three months ended March 31, 2001 and 2002, respectively. Wireless operating expenses, excluding depreciation and amortization, increased $4.5 million, from $31.0 million for the three months ended March 31, 2001 to $35.5 million for the three months ended March 31, 2002. Within the wireline business, $1.4 million of the increase is from the exclusion of R&B for the first 43 days of 2001, and $.6 million is from the CLEC segment. Other than the increase from the WV Alliance consolidation, changes within the wireless businesses netted to an increase of $.8 million, or 2%. Operating expenses, excluding depreciation and amortization, from the other communication service businesses increased $1.9 million due primarily to the $1.3 million restructuring charge and increases in corporate related professional fees and insurance costs.

COST OF SALES--Cost of sales increased $2.0 million, or 20%, from $10.2 million for the three months ended March 31, 2001 to $12.2 million for the three months ended March 31, 2002. The exclusion of the WV Alliance for the first 43 days of 2001 accounted for $1.4 million of this increase. Additionally, handset insurance costs increased $.4 million due to pricing increases and higher customer take rates.

MAINTENANCE AND SUPPORT EXPENSES--Maintenance and support expenses increased $3.1 million, or 22%, from $13.8 million to $16.9 million for the three months ended March 31, 2001 and 2002, respectively. On a pro forma basis, maintenance and support expenses increased $1.2 million, or 8%. This increase was primarily attributable to the increased costs (primarily maintenance and repair costs) associated with the increased network asset base, which increased $91 million (25%).

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses increased $5.2 million, or 29%, from $17.9 million for the three months ended March 31, 2001 to $23.1 million for the three months ended March 31, 2002. On a pro forma basis, depreciation and amortization expenses increased $4.3 million. As mentioned above, we reported accelerated depreciation of $7.2 million on wireless digital PCS equipment replaced during the first quarter 2002 or which is scheduled to be replaced over the remainder of 2002 and into the first half of 2003. The 2002 replacement schedule was accelerated within the year resulting in this significant increase in depreciation during the first three months. Accelerated depreciation will continue on the assets scheduled to be retired later this year and next. The quarterly effect of this is expected to be under $2 million in the second quarter of 2002 and a total of $4 million over the entire replacement period. In addition to this, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the provisions of SFAS 142, we discontinued amortization of goodwill, wireless PCS spectrum licenses and certain other intangibles as of that date as these assets are considered indefinite lived intangible assets not subject to amortization. These assets will be subject to periodic impairment testing which will be completed later in 2002. Amortization of indefinite lived intangible assets was $4.3 million for the first quarter of 2001 ($4.9 million on a pro forma basis). The remaining increase in depreciation is due to an increase in depreciable assets from March 31, 2001 to March 31, 2002 of $123 million or 27%.

CUSTOMER OPERATIONS EXPENSES--Customer operations expenses increased $1.0 million, or 7%, from $14.8 million in the first quarter of 2001 to $15.8 million in the first quarter of 2002. On a pro forma basis, customer operations expenses decreased $.7 million or 4% from the prior year. This decrease is attributable to lower commissions paid per gross PCS subscriber addition, primarily due to a decrease in the percent of sales sold through the higher cost indirect channel. Additionally, we incurred outsource billing costs for the VA East PCS market through July 2001. After conversion of these customers onto our billing system and insourcing these billing functions, these costs decreased significantly.

CORPORATE OPERATIONS EXPENSES--Corporate operations expenses increased $1.0 million, or 20%, from $4.9 million to $5.9 million for the three months ended March 31, 2001 and 2002, respectively. On a pro forma basis, this increase was

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


$.8 million or 15%. As mentioned above, most of this relates to corporate expense increases, particularly related to legal and other professional services fees (primarily in the ILEC and Other segments), insurance expense, and deferred benefit cost increases.

RESTRUCTURING CHARGE--A restructuring charge was recorded in the first quarter of 2002 based on an approved plan to reduce our workforce by approximately 15% through the offering of early retirement incentives, the elimination of certain vacant and budgeted positions and the elimination of some jobs. The plan also involved exiting certain facilities in connection with the workforce reduction and centralizing of certain functions. The first quarter charge was $1.3 million which related to severance costs for employees notified in the first quarter 2002 and estimated lease obligations associated with the exit of certain facilities. An estimated $1.8 million of additional charges will be recorded in the second quarter of 2002 for severance and pension curtailment costs for employees notified in the second quarter of 2002. This restructuring will generate net savings and reduce future expenses by approximately $3.0 million for the year 2002 and $8.5 million for 2003.

OTHER INCOME (EXPENSES)

Other income  (expenses)  was  comprised  of equity loss from WV Alliance  (2001 only), a gain on sale of assets (2002 only), interest expense and other income (expense). Our share of losses from the WV Alliance reported under the equity method of accounting, which commenced being consolidated on February 13, 2001 concurrent with our merger with R&B, were $1.3 million during the 43 day period prior to the merger date. Also, in the first quarter of 2002, we recognized a $2.0 million gain on the sale of certain inactive PCS licenses. Additionally, interest expense increased $.8 million or 4%, from $18.2 million for the three months ended March 31, 2001 to $19.0 million for the three months ended March 31, 2002. This increase is due to the increase in the average debt over the respective periods primarily from capital expenditures needed to support future growth in excess of cash flow generated from current operations.

Other income (expense) decreased $3.1 million, from income of $3.0 in the first quarter of 2001 to expense of $.1 million in the first quarter of 2002. The prior year income was comprised primarily of interest income earned on an average restricted cash balance of approximately $62 million, interest from advances to WV Alliance, which averaged approximately $68 million during the first 43 days of 2001, and other miscellaneous asset retirement gains. During the first quarter of 2002, interest income for restricted cash was down significantly due to the reduced average restricted cash balance of approximately $24 million. This income was offset by other miscellaneous expenses and asset retirement losses.

INCOME TAXES
Income tax benefits decreased $9.8 million, from a tax benefit of $11.4 million for the three months ended March 31, 2001 to a tax benefit of $1.6 million for the three months ended March 31, 2002. The 2002 benefit is net of a valuation allowance recorded during this period of $11.0 million. Additionally, with the adoption of SFAS No. 142, we no longer have the permanent differences associated with non-deductible goodwill. Also, we are subject to state minimum taxes in 2002. As a result, the effective tax rate approximates the statutory rates in 2002, excluding the impact of the $11.0 million valuation reserve (Note 6).

LIQUIDITY AND CAPITAL RESOURCES
We have funded our working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under credit facilities. At March 31, 2002, we had $90 million in unused borrowings available

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


under our Senior Secured Term Loan (also referred to as the "Senior Credit Facility"). We borrowed $10 million against our $100 million lines of credit under the Senior Credit Facility in the first quarter of 2002.

OPERATING CASH FLOWS
During the first quarter of 2002, net cash provided by operating activities was $5.9 million, with $.5 used in operations offset by net positive changes in operating assets and liabilities totaling $6.4 million. Within the $.5 million used in operations, one of the reconciling items adjusting net income to net cash is an adjustment for $9.0 million which represents interest expense paid from restricted cash, net of interest income earned from this restricted cash. This is reflected as an adjustment to reconcile net income to net cash since the payment of interest on the Senior Notes is paid out of restricted cash through August 15, 2002. Therefore, as these interest payments will be paid from cash for periods after August 15, 2002, this will not be an adjustment to reconcile net income to net cash in periods after August 15, 2002. The principal changes in operating assets and liabilities were as follows: accounts receivable increased by $1.6 million or 5% due primarily to a 5% increase in revenues over the fourth quarter 2001; inventories and supplies decreased $3.8 million due to efforts to reduce handset inventory levels in recognition of improvement in handset availability; other current assets decreased $1.4 million primarily due to favorable collections experience of other receivables; increase in current liabilities totaling $2.8 million due to a $3.2 million decrease in interest accrued on the Senior Subordinate Notes due to the $6.4 February semi-annual interest payment offset by $6.0 million in increased current liabilities due to the timing of other payments at the respective period ends.

During the first quarter of 2001, net cash used in operating activities was $2.3 million, with less than $.1 million provided by operations offset by a net reduction of operating assets and liabilities totaling $2.3 million. Principal changes in operating assets and liabilities were as follows: accounts receivable increased $4.0 million, primarily due to the increase in revenues of $9.6 million from customer additions during the fourth quarter of 2000 and first quarter 2001; inventories and supplies decreased $4.6 million due to year end inventory stock build up being sold through the first quarter busy sales season; income taxes went from a receivable at the 2001 year-end of $2.9 million to a $.2 million payable position at March 31, 2001 due to the receipt of the year end receivable and the state minimum tax payable at March 31, 2001; and, accounts payable and other liabilities (including additional payables from R&B and the WV Alliance) decreased by $5.2 million, with accrued interest from Senior Subordinate Notes decreasing by $3.9 million due to the $7.1 million February semi-annual interest payment and $1.3 million from the timing of other payments.

Our cash flows used in investing activities for the first quarter of 2002 aggregated $18.5 million and primarily included $29.1 million for first quarter capital expenditures, $9.9 million of which is for the wireless upgrade to 3G-1XRTT technology in the western markets in support of the Horizon wholesale network services agreement, offset by $10.9 million in proceeds from the sale of communications towers and inactive PCS licenses.

Our cash flows used in investing activities for the first quarter of 2001 aggregated $13.3 million and include the following:

o    $25.5 million for the purchase of property and equipment;

o $3.5 million of proceeds from the final payment from the sale of the directory assistance operation in 2000;

o $4.1 million of cash and cash equivalents on hand at R&B at the time of the merger;

o $3.6 million of net additional advances to and investment in the WV Alliance from January 1, 2001 to the February 13, 2001 transaction date (Note 4), after which the entire amounts of the advances and the investment were included in the WV Alliance acquisition and were eliminated in consolidation;

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

Net cash provided by financing activities for the first quarter 2002 aggregated $7.2 million, which included $10 million of additional borrowings against the Senior Credit Facility, a $1.8 million use of cash for scheduled principal payments on other long-term debt, and $1.2 million used to pay loan amendment fees.

Net cash provided by financing activities for the first quarter of 2001 aggregated $18.4 million, which included $20 million in additional draws against the Senior Credit Facility and a $1.7 million use of cash for other debt payments, primarily on capital leases.

Throughout 2002, we anticipate increasing levels of PCS subscribers and ARPU growth, continued lowering of PCS churn, positive cash flow from our wireless segment, continued revenue growth from our wireline segments and continuing cost containment measures. Achievement of these results is important to ensure long-term liquidity and continued access to borrowings under our Senior Credit Facility. In addition, our liquidity needs will be impacted by:

o capital expenditures required to deploy 3G-1XRTT technology in certain of the VA Alliance and WV Alliance markets;
o capital expenditures required to support customer growth and wholesale usage to provide sufficient PCS capacity;
o capital expenditures required to support access line growth in existing markets; and,
o significant interest expense associated with current and increasing debt levels.

Regarding our Senior Credit Facility covenants, the 2002 annual EBITDA minimum level is $49.6 million and includes quarterly rolling twelve month thresholds. This is a significant increase over our 2001 EBITDA levels of $20.5 million. At March 31, 2002, we were in compliance with all of our financial covenant requirements.

Our liquidity sources include:

o    cash flow from operations;
o approximately $18.1 million held in the escrow account to fund the August 15, 2002 interest payment on our Senior Notes;
o $90 million available under our Senior Credit Facility as of March 31, 2002, subject to compliance with amended covenant requirements;
o disposition of additional non-strategic businesses and assets, such as additional sales of excess PCS spectrum and other types of spectrum, such as WCS, LMDS and MMDS. The Company holds PCS licenses in 17 markets where service is currently being provided and 20 markets where service is not currently being provided. In many cases we own licenses covering spectrum in excess of what will be needed to execute our business plan for the foreseeable future. In 2001, the Company sold $11.6 million of excess spectrum for a gain of $8.6 million and has sold additional inactive or excess PCS spectrum for proceeds of $14.5 million in 2002 to date ($2.5 million of which closed in the first quarter 2002 and $12.0 million of which closed in April 2002) and has announced definitive agreements for other spectrum sales worth $7.1 million which are expected to close over the next six months of 2002; and,
o    public and private debt and equity markets.

We expect capital expenditures for the remainder of 2002 to be between $45 million and $55 million. We expect these capital expenditures to be used to:

o deploy 3G-1XRTT technology in certain of the VA Alliance and WV Alliance markets;
o support network capacity and coverage demands of VA East, VA Alliance and WV Alliance operations;
o    support customer growth in CLEC and Internet access services; and,
o support back office tools in order to improve customer satisfaction and improve our internal controls and efficiencies.

                                   NTELOS Inc.

Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued


Approximately $30 million to $35 million of these incurred-to-date and anticipated 2002 capital expenditures are based on an obligation within our wholesale agreement with Sprint/Horizon to build out a 3G-1XRTT network in certain markets. The estimated total cost of this build-out is approximately $40 million to $45 million which will be completed by 2003.

VA East and the Alliances have substantially satisfied their FCC build-out requirements. Accordingly, aside from the 3G-1XRTT network upgrade commitment, the expenditures forecast noted above is primarily driven by the expected need to support customer growth and wholesale usage. To the extent that this customer growth and wholesale usage is less than expected, our capital expenditures will be reduced. Since these are generally capacity related expenditures to support customer growth, it is uncertain when these proposed uses will be initiated or completed.

Based on our assumptions about the future of our operating results, including positive EBITDA from our wireless PCS operations in 2002, our capital expenditure needs, and the availability of borrowings under our Senior Credit Facility and our other sources of liquidity, we believe that we will have sufficient financial resources to fund our existing and currently anticipated operational plans. However, if any of our assumptions prove incorrect, we may not have sufficient financial resources or may not be able to access current availability under our Senior Credit Facility. If so, we may have to delay or abandon some of our anticipated capital expenditures, modify our operating plans, expedite the sale of non-strategic assets or seek additional capital resources, and our ability to make interest and principal payments on our senior and subordinated notes could be significantly impaired.

                                   NTELOS Inc.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company's Senior Credit Facility of $325 million, $235 million of which was outstanding at March 31, 2002, bears interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The Company's unsecured senior notes and unsecured subordinated notes are at fixed interest rates of 13% and 13.5%, respectively. The Company has other fixed rate, long-term debt totaling $17.9 million at March 31, 2002.

The Company is exposed to market risks primarily related to interest rates. To manage its exposure to interest rate risks and in accordance with conditions of the senior note indenture, the Company entered into two, five year interest rate swap agreements with notional amounts of $162.5 million in September 2000. These swap agreements manage the Company's exposure to interest rate movements by effectively converting a portion of the long-term debt from variable to fixed rates. The net face amount of interest rate swaps subject to variable rates as of March 31, 2002 and December 31, 2001 was $162.5 million. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 1.88% as of March 31, 2002. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes. Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At March 31, 2002, the Company had no exposure to credit loss on interest rate swaps. At March 31, 2002 and December 31, 2001, the swap agreements had a fair value $11.2 million and $13.1 million, respectively, below their face value. These amounts are recorded as long-term liabilities at the respective period ends. The effects of a one percentage point change in LIBOR rates would change the fair value of the swap agreements by $6.2 million for a one percentage point increase in the rate (to $5.0 million below face value) and $6.4 million for a one percentage point decrease in the rate (to $17.6 million below face value).

The Company has interest rate risk on the amount above the $162.5 million of senior bank debt covered by the swap noted above. At March 31, 2002, the Company senior bank debt totaled $235 million, or $72.5 million over the swap agreements.

The Company's senior notes are trading at rates well below their book values. The Company's management believes that the risk of the fair value exceeding the carrying value of this debt in the foreseeable future is remote due to the current trading level, as well as market and industry conditions.

At March 31, 2002, the Company's financial assets included cash and cash equivalents of $1.9 million, restricted cash of $18.1 million and securities and investments of $13.6 million. With respect to the cash and cash equivalents and the restricted cash, as well as $9.2 million of the investments, there are no material market risks as these are fixed rate, fixed maturity instruments. Also, we believe there are minimal credit risks as the counterparties are prominent financial institutions. Additionally, our $2.8 million 3% minority interest investment in America's Fiber Network L.L.C. ("AFN") was sold in April 2002 for proceeds of $2.6 million. The remaining $1.6 million of investments are in equity securities. These investments are treated as available for sale. Accordingly, these investments are marked to market and at March 31, 2002, we have recorded a $.3 million unrealized loss, net of $.2 million tax benefit, related to these investments. The Company is exposed to market and credit risks with these investments. However, we do not believe that this risk is material to our financial position or will be material to the results of future operations.

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

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits

         Not applicable

         (B)      Reports on Form 8-K

             Form 8-K dated February 6, 2002, pertaining to presentations to be made by Mr. James S. Quarforth, Chief Executive Officer, and Mr. Michael B. Moneymaker, Chief Financial Officer, at investor meetings, providing an overview of NTELOS' strategy, transactions and certain performance through 2001 and guidance for 2002.

             Form 8-K dated February 11, 2002, pertaining to presentations to be made by Mr. James S. Quarforth, Chief Executive Officer, and Mr. Michael B. Moneymaker, Chief Financial Officer, at investor meetings, providing an overview of NTELOS' strategy, transactions and certain performance through 2001 and guidance for 2002.

             Form 8-K dated March 6, 2002, announcing that on March 6, 2002, the Company's entered into Amendment No. 3 (the "Amendment") to the Credit Agreement, dated as of July 26, 2000, as amended (the "Credit Agreement"). The Amendment modifies certain financial covenants and other provisions of the Credit Agreement.

             Form 8-K dated March 13, 2002, providing an overview of NTELOS' strategy, operations and performance through fiscal year 2001 and includes certain projections and guidance for 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             NTELOS Inc.

May 14, 2002                 /s/J. S. Quarforth
                             -------------------------------------------------
                             J. S. Quarforth, Chief Executive Officer








May 14, 2002                 /s/M. B. Moneymaker
                             ------------------------------------------------
                             M. B. Moneymaker, Senior Vice President and
                             Chief Financial Officer, Treasurer and Secretary