Form 10-Q
period 2002-06-30
NTELOS INC
filed 2002-08-14
CIK 829676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended June 30, 2002           Commission File No. 0-16751

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

                                  Yes [X] No[ ]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class COMMON STOCK, NO PAR VALUE                Outstanding 8/12/02   17,318,052

                                   NTELOS Inc.
                                   I N D E X

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I. FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets, June 30, 2002 and December 31, 2001                    3-4

     Condensed Consolidated Statements of Operations, Three and Six Months Ended June 30, 2002
     and 2001                                                                                       5

     Condensed Consolidated Statements of Cash Flows, Six Months Ended June 30, 2002 and 2001       6

     Condensed Consolidated Statements of Shareholders' Equity, Three and Six Months Ended
     June 30, 2002 and 2001                                                                         7

     Notes to Condensed Consolidated Financial Statements                                          8-13

     Management's Discussion and Analysis of Financial Condition and Results of Operations        14-24

     Quantitative and Qualitative Disclosures about Market Risk                                    25

PART II. OTHER INFORMATION                                                                        26-29

SIGNATURES                                                                                        30-31

                                   NTELOS Inc.

                      Condensed Consolidated Balance Sheets

                                                                        June 30, 2002   December 31,
(In thousands)                                                           (Unaudited)       2001
----------------------------------------------------------------------------------------------------
Assets

Current Assets
   Cash and cash equivalents                                              $      736     $    7,293
   Restricted cash                                                            13,649         18,069
   Accounts receivable, net of allowance                                      30,922         30,328
   Inventories and supplies                                                    2,925          9,619
   Other receivables and deposits                                              3,430          4,669
   Prepaid expenses and other                                                  5,047          3,929
   Income taxes receivable                                                     1,822          1,945
---------------------------------------------------------------------------------------------------
                                                                              58,531         75,852
---------------------------------------------------------------------------------------------------

Investments
   Securities and investments                                                  9,456         13,963
   Restricted cash                                                             4,515         18,094
---------------------------------------------------------------------------------------------------
                                                                              13,971         32,057
---------------------------------------------------------------------------------------------------

Property, Plant and Equipment
   Land and building                                                          51,098         50,836
   Network plant and equipment                                               476,540        447,585
   Furniture, fixtures and other equipment                                    68,678         65,283
---------------------------------------------------------------------------------------------------
      Total in service                                                       596,316        563,704
   Under construction                                                         18,983         35,753
---------------------------------------------------------------------------------------------------

                                                                             615,299        599,457
   Less accumulated depreciation                                             146,337        133,513
---------------------------------------------------------------------------------------------------

                                                                             468,962        465,944
---------------------------------------------------------------------------------------------------

Other Assets
   Cost in excess of net assets of business acquired, less accumulated
      amortization                                                           135,373        135,635
   Other intangibles, less accumulated amortization                           16,738         23,677
   PCS radio spectrum licenses, less accumulated amortization                419,690        423,181
   Other radio spectrum licenses, less accumulated amortization               11,818         11,930
   Radio spectrum licenses not in service                                      9,544          9,935
   Deferred charges                                                           19,566         18,675
   Deferred tax asset                                                          2,441             --
---------------------------------------------------------------------------------------------------
                                                                             615,170        623,033
---------------------------------------------------------------------------------------------------

                                                                          $1,156,634     $1,196,886
===================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

                      Condensed Consolidated Balance Sheets

                                                                          June 30, 2002   December 31,
(In thousands)                                                             (Unaudited)        2001
------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                       $   29,196      $   39,917
   Advance billings and customer deposits                                     11,670           8,889
   Accrued payroll                                                             6,328           5,540
   Accrued interest                                                           18,608          18,332
   Deferred revenue                                                            5,143           5,092
   Other accrued liabilities                                                   6,283           4,927
------------------------------------------------------------------------------------------------------

                                                                              77,228          82,697
------------------------------------------------------------------------------------------------------

Long-term Debt                                                               628,861         612,416
------------------------------------------------------------------------------------------------------

Long-term Liabilities
   Deferred income taxes                                                          --           2,200
   Retirement benefits                                                        18,668          15,789
   Long-term deferred liabilities                                             45,970          43,624
------------------------------------------------------------------------------------------------------

                                                                              64,638          61,613
------------------------------------------------------------------------------------------------------

Minority Interests                                                               905             847
------------------------------------------------------------------------------------------------------

Redeemable, Convertible Preferred Stock                                      275,785         265,747
------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
   Preferred stock, no par value per share, authorized 1,000
      shares; none issued                                                         --              --
   Common stock, no par value per share, authorized 75,000 shares;
     issued 17,294 shares (17,209 in 2001)                                   182,189         182,093
   Stock warrants                                                             22,874          22,874
   Accumulated deficit                                                       (86,757)        (23,201)
   Accumulated other comprehensive loss                                       (9,089)         (8,200)
------------------------------------------------------------------------------------------------------

                                                                             109,217         173,566
------------------------------------------------------------------------------------------------------

                                                                          $1,156,634      $1,196,886
======================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                Six Months Ended
--------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)               June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
--------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Wireless PCS                                         $ 38,545        $ 30,331        $ 74,316        $ 55,596
   Wireline communications                                24,161          21,908          46,479          41,757
   Other communications services                           2,188           2,414           4,120           4,728
-------------------------------------------------------------------------------------------------------------------
                                                          64,894          54,653         124,915         102,081
-------------------------------------------------------------------------------------------------------------------

Operating Expenses
   Cost of wireless sales (exclusive of items shown       12,225          12,678          24,448          22,726
   separately below)
   Maintenance and support                                16,695          15,932          33,586          29,760
   Depreciation and amortization                          20,658          18,387          43,753          36,240
   Customer operations                                    15,461          15,961          31,232          30,752
   Corporate operations                                    4,804           4,865          10,658           9,742
   Restructuring charge                                    1,426              --           2,693              --
-------------------------------------------------------------------------------------------------------------------
                                                          71,269          67,823         146,370         129,220
-------------------------------------------------------------------------------------------------------------------
Operating Loss                                            (6,375)        (13,170)        (21,455)        (27,139)

Other Income (Expenses)
Equity loss from investee - WV PCS Alliance                   --              --              --          (1,286)
Gain on sale of assets                                     2,782              --           4,737              --
Interest expense                                         (19,884)        (19,250)        (38,888)        (37,447)
Other income (expense)                                    (1,599)            987          (1,732)          4,015
-------------------------------------------------------------------------------------------------------------------
                                                         (25,076)        (31,433)        (57,338)        (61,857)

Income Tax Benefit                                        (2,000)        (11,147)         (3,569)        (22,570)
-------------------------------------------------------------------------------------------------------------------

                                                         (23,076)        (20,286)        (53,769)        (39,287)

Minority Interests in Losses of Subsidiaries                 222           1,311             251           3,058
-------------------------------------------------------------------------------------------------------------------

Net Loss                                                 (22,854)        (18,975)        (53,518)        (36,229)
Dividend requirements on preferred stock                   5,019           4,690          10,038           9,377
-------------------------------------------------------------------------------------------------------------------
Loss Applicable to Common Shares                        $(27,873)       $(23,665)       $(63,556)       $(45,606)
===================================================================================================================

Net Loss per Common Share - Basic and Diluted           $  (1.61)       $  (1.40)       $  (3.69)          (2.86)

Average shares outstanding - basic and diluted            17,260          16,857          17,240          15,972
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Six Months Ended
-----------------------------------------------------------------------------------------------------
   (In thousands)                                                       June 30, 2002   June 30, 2001
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $(53,518)       $(36,229)
Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on disposition of assets                                            (4,737)             --
   Depreciation                                                             41,987          25,506
   Amortization                                                              1,766          10,734
   Recognition of impairment loss on securities                              1,158              --
   Non-cash restructuring charge                                             1,620              --
   Deferred taxes                                                           (4,072)        (23,723)
   Retirement benefits and other                                               781           2,764
   Interest payable from restricted cash                                    13,650          13,649
   Accrued interest income on restricted cash                                 (201)         (2,452)
   Equity loss from PCS Alliance                                                --           1,286
   Accretion of loan discount and origination fees                           2,387           2,107
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
   (Increase) decrease in accounts receivable                                 (594)            403
   Decrease in inventories and supplies                                      6,694           2,330
   (Increase) decrease in other current assets                                 121            (249)
   Changes in income taxes                                                     123           2,463
   Decrease in accounts payable                                            (10,950)        (14,223)
   Increase in other accrued liabilities                                     6,970           2,431
   Increase (decrease) in other current liabilities                          2,240            (156)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                          5,425         (13,359)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                                 (52,267)        (53,759)
Proceeds from sale of discontinued operation                                    --           3,500
Investments in PCS Alliances                                                    --            (634)
Cash on hand in merged entity                                                   --           4,096
Advances to PCS Alliances                                                       --          (2,960)
Deposit refunds on assets                                                       --           8,000
Proceeds from sale of assets                                                26,708           2,975
Other                                                                         (873)            (93)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (26,432)        (38,875)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                        --          55,000
Borrowings under line of credit, net                                        21,000              --
Additional payments on other debt instruments                               (5,720)         (1,665)
Net proceeds from issuance of stock                                            251             398
Other                                                                       (1,181)             --
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   14,450          53,733
-----------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                            (6,557)          1,499
Cash and cash equivalents:
Beginning                                                                    7,293           1,637
-----------------------------------------------------------------------------------------------------

Ending                                                                    $    736        $  3,136
=====================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.

            Condensed Consolidated Statements of Shareholders' Equity
                                   (Unaudited)

                                                                                            Accumulated   Accumulated
                                                                                              Deficit/       Other         Total
                                                                  Common Stock                Retained   Comprehensive Shareholders'
         (In thousands)                                        Shares    Amount   Warrants    Earnings       Income        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                     13,132   $ 45,272   $22,874   $ 59,355      $  8,458      $135,959
Comprehensive loss:
   Net loss                                                                                   (17,254)
   Cash flow hedge:
      Cumulative effect of the adoption of SFAS No. 133, net
         of $2,489 deferred tax benefit                                                                      (3,900)
      Derivative losses, net of $1,523 deferred tax benefit                                                  (2,402)
      Unrealized loss on securities available for sale, net
         of $979 of deferred tax benefit                                                                     (1,531)
         Comprehensive loss                                                                                               (25,087)
Dividends on preferred shares                                                                  (4,687)                     (4,687)
Common stock issuance pursuant to R&B Merger                    3,716    131,807                                          131,807
Shares issued through employee stock purchase plan                  7        145                                              145
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                        16,855   $177,224   $22,874   $ 37,414      $    625      $238,137
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss                                                                                   (18,975)
   Cash flow hedge:
      Unrealized gain on securities available for sale, net
         of $3,626 deferred tax obligation                                                                    5,695
      Derivative gain, net of $866 deferred tax obligation                                                    1,361
         Comprehensive loss                                                                                               (11,919)
Dividends on preferred shares                                                                  (4,690)                     (4,690)
Common stock exercised, net                                        12        106                                              106
Shares issued through employee stock purchase plan                  7        146                                              146
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                                         16,874   $177,476   $22,874   $ 13,749      $  7,681      $221,780
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                     17,209   $182,093   $22,874   $(23,201)     $ (8,200)     $173,566
Comprehensive loss:
   Net loss                                                                                   (30,664)
   Cash flow hedge:
      Derivative gain, net of $735 deferred tax benefit                                                       1,156
      Unrealized loss on securities available for sale, net
         of $212 deferred tax benefit                                                                          (333)
         Comprehensive loss                                                                                               (29,841)
Dividends on preferred shares                                                                  (5,019)                     (5,019)
Common stock issuance                                               4         58                                               58
Shares issued through employee stock purchase plan                 29        146                                              146
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                                        17,242   $182,297   $22,874   $(58,884)     $ (7,377)     $138,910
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss                                                                                   (22,854)
   Cash flow hedge:
      Derivative loss, net of $1,380 deferred tax benefit                                                    (2,168)
      Reclassification of unrealized loss to realized loss,
         included in net income                                                                                 444
      Unrealized loss on securities available for sale, net
         of $8 deferred tax benefit                                                                              12
         Comprehensive loss                                                                                               (24,566)
Dividends on preferred shares                                                                  (5,019)                     (5,019)
Other, net                                                         (6)      (213)                                            (213)
Shares issued through employee stock purchase plan                 58        105                                              105
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                                         17,294   $182,189   $22,874   $(86,757)     $ (9,089)     $109,217
====================================================================================================================================



See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements

1.   SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of NTELOS Inc. ("NTELOS" or the "Company"), the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 2001, which is derived from audited financial statements, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001, the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

     ACCOUNTING FOR INTANGIBLE ASSETS
     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under these new rules, goodwill, assembled workforce intangible asset and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with this Statement. Other intangible assets will continue to be amortized over their useful lives. Accordingly, the Company ceased amortization of goodwill, an assembled workforce intangible asset, and PCS radio spectrum licenses on January 1, 2002. The cost and net book value of these assets at June 30, 2002 followed by the totals by reportable unit as determined under in SFAS No. 142 guidelines is indicated in the following table:

     (In thousands)                                Cost     Net Book Value
     ---------------------------------------------------------------------
     Goodwill                                    $146,854      $135,373
     PCS Radio Spectrum Licenses In Service       436,457       419,690
     Assembled Workforce                            1,800           940
     ---------------------------------------------------------------------
        Total Indefinite Lived Assets            $585,111      $556,003
     =====================================================================
     Indefinite Lived Assets by Reporting Unit
     ---------------------------------------------------------------------
     Wireless PCS                                $464,003      $444,526
     Telephone                                     68,472        65,463
     Network                                       26,769        25,582
     Internet                                      12,621         9,789
     Other
        Wireless Cable                              4,260         3,654
        Wireline Cable                              7,721         6,037
        Alarm Monitoring                            1,265           951
     ---------------------------------------------------------------------
        Total Indefinite Lived Assets            $585,111      $556,003
     =====================================================================

     Amortization of indefinite lived intangible assets was $6.0 million ($3.8 million after tax) and $10.3 million ($6.3 million after tax) for the three and six months ended June 30, 2001. Therefore, the pro forma loss applicable to common shares for the three and six months ended June 30, 2001 adjusted for the impact of SFAS No. 142 was $19.9 million ($1.18 per common share) and $39.3 million ($2.46 per common share). Amortization of intangibles assets over the next five years is as follows: $4.3 million in 2003, $4.2 million in 2004, $4.2 million in 2005, $.7 million in 2006, $.4 million in 2007 and $2.9 million thereafter.

     The Company has completed the required impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002. The Company performed testing of wireless goodwill and the wireless assembled workforce intangible asset utilizing a combination of a discounted cash flow method and other market valuation methods. The Company's testing of PCS radio spectrum licenses and goodwill in the other reporting units utilized a discounted cash flow method. The discounted cash flow method involved long term cash flow projections using numerous assumptions and estimates related to these projections. The Company engaged an independent appraisal firm to perform valuation work related to the PCS radio spectrum licenses and goodwill and assembled workforce on the wireless segment. Based on the fair value testing of the licenses, the Company determined that there was no impairment to the PCS radio spectrum licenses as of January 1, 2002 and through June 30, 2002. Additionally, the Company completed the transitional impairment testing as of January 1, 2002 for goodwill and the assembled workforce during the second quarter of 2002. Based on this testing, no impairment exists on goodwill or the assembled workforce intangible assets as of January 1, 2002. The Company will perform the annual SFAS No. 142 testing of all goodwill and indefinite lived intangible assets as of October 1, 2002 for the year ended December 31, 2002.

     FINANCIAL STATEMENT CLASSIFICATIONS
     Certain amounts on the prior year financial statements have been reclassified, with no effect on net income, to conform to classifications adopted in 2002. At June 30, 2002, accounts receivable is shown net of $18.4 million allowance for doubtful accounts ($14.0 million at December 31, 2001). Costs in excess of net assets of business acquired and other intangibles are

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued

     shown net of accumulated amortization of $21.5 million at June 30, 2002 ($18.5 million at December 31, 2001). Additionally, PCS radio spectrum licenses and other radio spectrum licenses are shown net of accumulated amortization of $16.8 million and $4.0 million, respectively, at June 30, 2002 ($17.2 million and $3.8 million, respectively, at December 31, 2001).

     Radio spectrum licenses for areas where the licenses are being used in operations had historically been classified in the property, plant and equipment section of the balance sheet. In order to better conform with industry practice, these assets, along with their related accumulated amortization, have been reclassified to the other assets section of the balance sheet for all periods presented.

2.   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     The Company manages its business segments with separable management focus and infrastructures. The "Other" segment is comprised of the paging operation, all cable operations, and the alarm and other communications services operations. Additionally, certain unallocated corporate related items that, in management's opinion, don't provide direct benefit to the operating segments, are included in Other. Total unallocated corporate operating expenses excluding depreciation and amortization were $2.6 million and $.6 million for the three month period ended June 30, 2002 and 2001, respectively, and were $4.7 million and $1.3 million for the six month period ended June 30, 2002 and 2001, respectively. Within the current year amounts noted above, the Company reported $1.4 million and $2.7 million of restructuring charges (Note 8) for the three and six months ended June 30, 2002, respectively. Additionally, the voicemail assets and operations were transferred from the Other segment to the Wireless segment on January 1, 2002 as the Wireless segment is the primary user of these assets.

     Depreciation and amortization of corporate assets is included in the "Other" column in the tables below. This amounted to $36,000 and $.3 million for the quarters ended June 30, 2002 and 2001, respectively, of the total "Other" depreciation and amortization. For the six months ended June 30, 2002 and 2001, depreciation and amortization of corporate assets totaled $.2 million and $.5 million, respectively.

     In the table that follows, segment revenues are shown net of intersegment revenues.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

     Summarized financial information concerning the Company's reportable segments is shown in the following table. These segments are described in more detail in Note 2 of the Company's 2001 Annual Report to Shareholders.

     (in thousands)                       Telephone   Network     CLEC    Internet   Wireless PCS    Other        Total
     --------------------------------------------------------------------------------------------------------------------
     For the three months ended
        June 30, 2002

     Revenues                              $ 11,729   $ 2,126   $ 5,649    $ 4,657     $ 38,545     $  2,188   $   64,894
     EBITDA*                                  8,108     1,742     1,054      1,108        3,666       (1,395)      14,283
     Depreciation &
        Amortization                          1,812       783       807        487       16,206         563        20,658

     For the three months ended
        June 30, 2001
     Revenues                              $ 10,831   $ 2,205   $ 4,509    $ 4,363     $ 30,331     $  2,414   $   54,653
     EBITDA*                                  6,717     1,769       675        229       (4,993)         820        5,217
     Depreciation &
        Amortization                          3,079     1,093       672        950       12,013          580       18,387

     As of and for the six months ended
        June 30, 2002
     Revenues                              $ 22,238   $ 4,370   $10,592    $ 9,279     $ 74,316     $  4,120   $  124,915
     EBITDA*                                 14,371     3,413     1,596      1,827        3,911       (2,820)      22,298
     Depreciation &
        Amortization                          3,619     1,483     1,517      1,469       34,400        1,265       43,753

     Total Segment Assets                   134,644    56,717    29,222     17,333      734,721       26,798      999,435
     Corporate Assets                                                                                             157,199
                                                                                                               ----------
     Total Assets                                                                                              $1,156,634
                                                                                                               ==========

     As of and for the six months ended
        June 30, 2001
     Revenues                              $ 20,543   $ 3,915   $ 8,641    $ 8,658     $ 55,596     $  4,728   $  102,081
     EBITDA*                                 13,166     3,136     1,487        314      (10,737)       1,735        9,101
     Depreciation
        &Amortization                         5,023     1,661     1,174      1,937       25,525          920       36,240
     Total Segment Assets                   133,768    55,789    31,921     18,734      802,814       33,677    1,076,703
     Corporate Assets                                                                                             159,397
                                                                                                               ----------
     Total Assets                                                                                              $1,236,100
                                                                                                               ==========

     *  Operating Income before depreciation and amortization.

3.   INVESTMENTS IN WIRELESS AFFILIATES

     On February 13, 2001, pursuant to the Company's merger with R&B (Note 4), the Company's common ownership interest increased in the Virginia PCS Alliance, L.C. ("VA Alliance") from 65% to 91% and increased in the West Virginia PCS Alliance, L.C. ("WV Alliance") from 45% to 79%. The Company began consolidating the results of the VA Alliance in 2000 and began consolidating the results of the WV Alliance on February 13, 2001. From this date to June 30, 2002, the Company has purchased additional minority interest in the VA Alliance and the WV Alliance and, at June 30, 2002, held common interests of 97% and 98%, respectively.

     The VA Alliance is a PCS provider serving a 1.7 million populated area in central and western Virginia. The WV Alliance is a PCS provider serving a
     2.0 million populated area in West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio.

4.   MERGER AND ACQUISITIONS

     Effective February 13, 2001, the Company closed on its merger with R&B. Under the terms of the merger, the Company issued approximately 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The merger is being accounted for using the purchase method of accounting and was valued at $131.8 million, or $35.47 per share based on the average share price for the two days preceding May 18, 2000, the date the merger terms were agreed to and announced. The purchase

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

     price in excess of the net assets acquired was $95.3 million, $68.5 million of which was allocated to goodwill in the telephone segment and the remaining $26.8 million was allocated to goodwill in the network segment. Additionally, fair value adjustments of $14.4 million were made to certain PCS licenses in which R&B held an ownership interest. As of February 13, 2001, the Company assumed debt of $7.3 million from R&B payable in the years 2001 through 2026.

     R&B is an Integrated Communications Provider ("ICP") providing local and long distance telephone service, and dial-up and high-speed Internet service to business and residential customers in Roanoke, Virginia and the surrounding area, as well as in the New River Valley of Virginia.

5.   LONG-TERM DEBT

     Regarding our Senior Credit Facility covenants, the 2002 annual EBITDA minimum level is $49.6 million and includes quarterly rolling twelve month thresholds. This is a significant increase over our 2001 EBITDA levels of $20.5 million. At June 30, 2002, our rolling twelve month EBITDA, as adjusted per the covenant definition, was $35.0 million, inclusive of $15.6 million for the second quarter of 2002. EBITDA of $26.0 million for the remaining six months of 2002 is needed in order to comply with the EBITDA covenant at December 31, 2002. At June 30, 2002, we were in compliance with all of our financial covenant requirements and we anticipate compliance through the remainder of 2002.

     Beginning in the quarter ending March 31, 2003, our Senior Credit Facility requires compliance with leverage and senior leverage ratios and interest and fixed charge coverage ratios. In 2003, we anticipate increasing levels of PCS subscribers and ARPU growth, and continued lowering of PCS churn in order to create significant growth in cash flow from our wireless segment. We also anticipate continued revenue growth from our wireline segments and continuing cost containment measures. Achievement of these results, together with generation of cash flow from non-core asset divestitures, reduction in future capital expenditures, or implementation of further cost containment measures will be necessary to ensure covenant compliance, liquidity and access to borrowings under our Senior Credit Facility during 2003 and beyond. If we are unable to achieve these results and are unable to implement any of these additional steps, we may have to delay or abandon some of our anticipated capital expenditures, substantially modify our operating plans, expedite the sale of non-strategic assets, reduce or refinance our indebtedness or otherwise alter our existing capital structure, raise additional capital through the issuance of additional shares of common stock or securities convertible into or exercisable for shares of common stock, or seek additional capital resources. In this event, we may not have sufficient financial resources and our ability to make interest and principal payments on our senior and subordinated notes could be significantly impaired.

6.   SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

     The Company made scheduled semi-annual payments of interest for $18.2 million on the $280 million senior notes out of restricted cash during the quarters ending March 31, 2001 and 2002, in accordance with the terms and conditions set forth in the senior note indenture. The semi-annual interest payment due in August 2002 will be the final payment made from restricted cash. Additionally, see Note 4 above for the non-cash merger transaction with R&B.

     During the quarter ended March 31, 2002, the Company sold communication towers for total proceeds of $8.2 million, deferring a $1.3 million gain which is being amortized over the twelve year leaseback period. Additionally, the Company sold certain excess PCS licenses for proceeds of $2.4 million, recognizing a $2.0 million gain.

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

     In April 2002, the Company sold certain excess PCS radio spectrum licenses for proceeds of $12.0 million, recognizing a $2.8 million gain.

     In May 2002, the Company sold its 3% minority partnership interest in America's Fiber Network LLC ("AFN") for proceeds of $2.6 million, recognizing a $.2 million loss on the transaction. Concurrently, the Company purchased the use of approximately 700 new route miles of fiber contiguous to, or an extension of, our existing fiber for $2.6 million.

     Over the course of the six month period ended June 30, 2002, the Company sold various investments for $1.6 million, which approximated the related investment carrying values. Additionally, during the quarter ended June 30, 2002, the Company

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

     recognized a $1.1 million permanent impairment loss associated with its investment in Worldcom Inc.

7.   INCOME TAXES

     The effective tax rate in the three and six months ended 2002 was 8.0% and 6.3% as compared to an effective income tax rate at December 31, 2001 of 35.1%. For the three and six months ended June 30, 2002, the Company reported an income tax benefit of $2.0 million and $3.6 million, respectively. This benefit is net of a valuation allowance recorded at June 30, 2002 of $16.5 million. This valuation allowance takes into consideration the Company's projected tax losses for the year, the existence of an unrealized loss associated with the interest rate swap agreement and the deferred tax financial position. The allowance was required based on lack of certainty that the net operating loss tax assets will be recoverable within the statutory carryforward period. The current year rate, absent the valuation allowance, was 35.1%. In the prior year, the effective income tax rate was below the statutory rate primarily due to non-deductible goodwill. These permanent differences are absent in the current year (Note 1). However, the current year rate, before the valuation allowance, is reduced from the statutory rate primarily by non-deductible basis differences in licenses sold.

8.   EARNINGS PER SHARE

     The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, was not increased by assumed conversion of dilutive stock options in the three and six months ended June 30, 2002 and 2001 due to the fact that the Company recorded a net loss for the respective periods. For the three months ended June 30, 2002 and 2001, the Company had common stock equivalents from options totaling 1,000 shares and 102,000 shares, respectively, and 300,000 stock warrants which would be dilutive. For the six months ended June 30, 2002 and 2001, the Company had common stock equivalents from options totaling 179,000 shares and 76,000 shares, respectively, and 300,000 stock warrants which would be dilutive. However, these common stock equivalents are antidilutive as additional shares would decrease the computed loss per share information and therefore, basic and diluted earnings per share are the same. The Company currently has a total of 1.6 million options outstanding and 1.3 million warrants outstanding to acquire shares of common stock. Of these, .6 million options and all of the warrants are currently exercisable.

9.   RESTRUCTURING CHARGE

     In March 2002, the Company approved a plan that would reduce its workforce by approximately 15% through the offering of early retirement incentives, the elimination of certain vacant and budgeted positions and the elimination of some jobs. A total of 96 current employees left the Company as a result of these actions. The employees impacted were primarily in management, operations, engineering and a number of other support functions. The plan also involved exiting certain facilities in connection with the workforce reduction and centralizing certain functions.

     A restructuring charge was reported in the first quarter of 2002 for $1.3 million relating to severance costs for employees notified in the first quarter 2002 and estimated lease obligations associated with the exit of certain facilities. During the second quarter of 2002, $1.4 million of additional charges were recorded representing severance and pension curtailment costs for employees notified in the second quarter of 2002, as well as refinements to facilities costs recorded in the first quarter of 2002. Of the $2.7 million total, $.4 million was paid prior to June 30, 2002 and $2.3 million remained in the accrual at June 30, 2002.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Continued

10.  PRO FORMA RESULTS

     The pro forma unaudited results of operations for the six months ended June 30, 2001, assuming consummation, as of January 1, 2001, of the transactions more fully described in the Note 4 above and in the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report are as follows:

                                                                   Six Months Ended
     (In thousands, except per share data)                           June 30, 2001
     ------------------------------------------------------------------------------
     Operating revenues                                                $107,248
     Operating expenses other than depreciation and amortization         98,250
     Depreciation and amortization                                       37,828
     Operating loss                                                     (28,830)
     Net loss                                                           (38,485)
     Dividend requirements on preferred stock                            (9,377)
     Loss applicable to common shares                                   (47,862)
     Loss per common share - basic and diluted                         $  (2.99)

                                   NTELOS Inc.
Item 2.                  Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations

Overview

We are a leading regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers primarily in Virginia and West Virginia and in portions of certain other adjoining states. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. Additionally, through our 60 retail stores located across the regions we serve and a direct business sales approach, our sales strategy is focused largely on a direct relationship with our customers. As of June 30, 2002, we had approximately 238,000 digital PCS subscribers (up from 198,700 at June 30, 2001) and approximately 90,900 combined incumbent local exchange carrier ("ILEC") and competitive local exchange carrier ("CLEC") access lines installed (up from 78,400 installed lines at June 30, 2001).

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

We completed a majority of our geographic expansion in 2001 and are continuing to focus our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services within our existing markets. In February 2001, the Company completed closing of the merger agreement with R&B, an integrated communications provider in a geographic market contiguous to ours, and commensurate therewith, began consolidating the results of the WV Alliance (Note 4).

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

Discussions throughout the results of operations section refer to comparisons on a pro forma basis. The actual results in the first quarter of 2001 exclude R&B and WV Alliance for the period January 1, 2001 to February 13, 2001, the date of the R&B merger and concurrent consolidation of WV Alliance. Therefore, pro forma comparisons add R&B and WV Alliance results for this 43 day period to the actual results for the three and six months ended June 30, 2001.

Our critical accounting policies are discussed in detail in the Management's Discussion and Analysis section of our 2001 Annual Report to Shareholders. We have not made any significant changes in these policies with the exception of our accounting for intangible assets. As discussed in Note 1, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with this Statement. Other intangible assets will continue to be amortized over their useful lives. Accordingly, we ceased amortization of goodwill, an assembled workforce intangible asset, and PCS radio spectrum licenses on January 1, 2002.

We performed the required impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002. Additionally, we performed this impairment testing as of June 30, 2002 for the PCS radio spectrum licenses and for the goodwill and assembled workforce intangible asset on the wireless segment and the goodwill on the network segment due to the presence of certain changes in market conditions. We engaged an independent appraisal

                                   NTELOS Inc.
Item 2.                  Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

firm to perform valuation work related to the PCS radio spectrum licenses and goodwill and assembled workforce on the wireless segment.

Our testing of wireless goodwill and our wireless assembled workforce intangible asset utilized a combination of a discounted cash flow method and other market valuation methods. In testing our PCS radio spectrum licenses, as well as the goodwill testing for our reporting units (as defined under the guidance of SFAS No. 142) other than the wireless reporting unit, we relied on discounted cash flow valuation models. Market valuation testing was not used in these areas due to the limited transaction activity in the recent timeframe. Based on current economic conditions and the volatility of market pricing of the telecommunications sector, we believe that discounted cash flows more appropriately measures these long term values. The discounted cash flow method involved long term cash flow projections using numerous assumptions and estimates related to these projections. Cash flows were projected over a 10 year time frame and, at the conclusion of this period, we assessed a terminal value of the PCS radio spectrum licenses and our reporting units. Terminal values were determined by multiples of cash flow utilizing the Gordon model formula (i.e. 1 divided by discount rate less growth rate). The discount rates used in each of the discounted cash flow models were specific to the segment assets being measured. The discount rate used in the testing of the PCS licenses and the wireless reporting unit goodwill and assembled workforce intangible asset was determined with the assistance of the independent appraisal firm. In addition, the value of the PCS radio spectrum licenses was measured in the aggregate given the contiguous region we serve and the centralized management, engineering and sales and marketing functions and centralized reporting. Had fair value testing been performed separately for each individual PCS radio spectrum license, there would likely have been some licenses with fair value less than book value and other licenses with book value less than fair value. Collectively, the projections and assumptions used in this fair value testing involve risks and uncertainties including but not limited to those discussed below.

Based on this fair value testing, we determined that there was no impairment to the PCS radio spectrum licenses or the goodwill and assembled workforce intangible asset on the wireless and network segments as of January 1, 2002 and through June 30, 2002. Additionally, goodwill on the other reporting units was not impaired as of January 1, 2002.

The discussion and analysis herein should be read in conjunction with the financial statements and the notes thereto included herein. Much of the discussion in this section involves forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those results anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in the Form 10-K for the year ended December 31, 2001, under "Investment Considerations". We wish to caution readers that these forward-looking statements and any other forward-looking statements made by us are based on a number of assumptions, estimates and projections including but not limited to: capital intensity of the wireless telephone business and our debt structure; our substantial debt obligations and our ability to service those obligations; restrictive covenants and consequences of default contained in our financing arrangements; the cash flow and financial performance of our subsidiaries; the competitive nature of the wireless telephone and other communications services industries; the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services; retention of our existing customer base, including our wholesale customers; our ability to attract new customers, and maintain and improve average revenue per subscriber; unfavorable economic conditions on a national and local level; effects of acts of terrorism or war (whether or not declared); changes in industry conditions created by federal and state legislation and regulations; demand for wireless and wireline communications services; rapid changes in technology; adverse changes in the roaming rates we charge and pay; the level of demand for competitive local exchange services in smaller markets; our ability to manage and monitor billing; and, possible health effects of radio frequency transmission. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof. We are not obligated to update or revise any forward-looking statements or to advise of any changes in the assumptions on which they are based, whether as a result of new information, future events or otherwise.

                                   NTELOS Inc.
Item 2.                  Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

     Revenues

     Our revenues, net of bad debt expense, are generated from the following categories:

     . wireless PCS, consisting of retail, service and wholesale digital PCS revenues;

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

     . maintenance and support expenses, including costs related to specific property, plant and equipment, as well as indirect costs such as engineering and general administration of property, plant and equipment;

     . depreciation and amortization, including amortization of intangible assets where applicable (Note 1) and depreciable long lived property, plant and equipment;

     . customer operations expenses, including marketing, product management, product advertising, sales, billing, publication of a regional telephone directory, customer care and directory services;

     . corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses; and,

     . restructuring charges associated with organizational initiatives, workforce reductions and exiting of certain facilities.

     Other Income (Expenses)

     Our other income (expenses) are generated (incurred) from interest income and expense, equity loss from the WV Alliance (through February 13, 2001), and gains or losses on sale of investments and assets.

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

                                   NTELOS Inc.
Item 2.                  Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

Results of Operations

Three and Six Months Ended June 30, 2002
Compared to Three and Six Months Ended June 30, 2001

OVERVIEW

EBITDA increased $9.1 million or 174%, from $5.2 million for the three months ended June 30, 2001 to $14.3 million for the three months ended June 30, 2002 and EBITDA increased $13.2 million or 145%, from $9.1 million for the six months ended June 30, 2001 to $22.3 million for the six months ended June 30, 2002. Operating loss decreased $6.8 million or 52%, from a loss of $13.2 million to a loss of $6.4 million for the three months ended June 30, 2001 and 2002, respectively. Operating loss decreased $5.7 million or 21%, from $27.1 million for the six months ended June 30, 2001 to $21.4 million for the six months ended June 30, 2002. Included in the second quarter 2002 results were restructuring charges of $1.4 million ($2.7 million for the six months ended June 30, 2002), $5.3 million of accelerated depreciation on certain PCS assets due to early replacement during the quarter or based on scheduled early replacement later in 2002 or 2003 ($12.4 million for the six months ended June 30, 2002), and a $6.0 million reduction in amortization of intangibles due to the adoption of SFAS No. 142 (Note 1) ($10.3 million for the six months ended June 30, 2002). Excluding these items, EBITDA increased $10.5 million (201%) and operating loss decreased $7.5 million (57%) in the second quarter 2002 compared to second quarter 2001. Excluding these same unusual items for the six months ended June 30, 2002 as compared to the comparable six month period in 2001, EBITDA increased $15.9 million (175%) and operating loss decreased $10.5 million (39%).

WIRELESS PCS OVERVIEW - A 20% growth in customers, an 8% increase in average monthly revenue per subscriber ("ARPU"), a 19% decrease in cost of acquisition per gross customer addition and a 43% increase in wholesale and roaming revenues resulted in revenue growth of $8.2 million or 27% for the second quarter of 2002 compared to the second quarter of 2001. Similar trends were present for the six months ended June 30, 2002 and compared to 2001, resulting in revenue growth of $18.7 million or 34% over the respective periods. Operating expense before depreciation and amortization over the three month comparative periods decreased $.4 million or 1%. Operating expenses before depreciation and amortization increased $4.1 million or 6%, from $66.3 million for the six months ended June 30, 2001 to $70.4 million for the six months ended June 30, 2002. The rate of expense growth lagged revenue growth significantly due to reductions in costs of acquisition per gross addition mentioned above, a reduction in incollect roaming expenses, and focused cost containment measures, as well as the leveraging of the fixed infrastructure. All of these factors resulted in an EBITDA improvement of $8.7 million and $14.6 million for the three and six months ended June 30, 2002, respectively, from a 2001 EBITDA loss of $5.0 million and $10.7 million, respectively, to positive EBITDA in 2002 of $3.7 million and $3.9 million, respectively.

WIRELINE COMMUNICATIONS OVERVIEW - Wireline communications services realized revenue improvement of $2.3 million and $4.7 million for the three and six months ended June 30, 2002 over the comparative periods ended June 30, 2001, which translated to EBITDA improvement of $2.6 million and $3.1 million, respectively for the three and six month periods. EBITDA margin over the three and six month periods increased from 42.9% and 43.4%, respectively, to 49.7% and 45.6%, respectively. These results are driven by growth in ILEC minutes, CLEC and DSL customer growth (47% and 109%, respectively) and significant cost reductions associated with the overall restructuring activity (Note 8) and in the CLEC and Internet market restructuring where we have limited or discontinued services in low volume, high cost areas. These results were achieved despite the decrease in reciprocal compensation of $.7 million and $1.4 million in the three and six month periods ended June 30, 2002 compared to 2001.

OTHER COMMUNICATION SERVICES OVERVIEW - Other communications services revenue declined $.2 million or 9% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 and $.6 million or 13% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, primarily from the movement of voicemail assets and operations out of other communications services to the wireless PCS segment (which is the primary user of this service). EBITDA was down $2.2 million for the second quarter of 2002 compared to second quarter 2001 and $4.6 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The restructuring charge (Note 8 and as discussed below) accounts for $1.4 million of the second quarter total and $2.7 million of the six month total. The exclusion of voicemail and a decline in the

                                   NTELOS Inc.
Item 2.                Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

paging businesses accounted for $.2 million and $.6 million of the three and six month declines, respectively. The balance of the decline primarily pertains to unallocated corporate expenses related to insurance and certain professional fees.

OPERATING REVENUE

                        Three Months Ended June 30,                Six Months Ended June 30,
----------------------------------------------------------------------------------------------------
                                                    %                                          %
($'s in 000's)     2002     2001     Variance   Variance     2002       2001     Variance   Variance
----------------------------------------------------------------------------------------------------
Wireless         $38,545   $30,331   $ 8,214       27%     $ 74,316   $ 55,596   $18,720      34%

   ILEC           11,729    10,831       898        8%       22,238     20,543     1,695       8%
   Network         2,126     2,205       (79)      -4%        4,370      3,915       455      12%
   CLEC            5,649     4,509     1,140       25%       10,592      8,641     1,951      23%
   Internet        4,657     4,363       294        7%        9,279      8,658       621       7%
----------------------------------------------------------------------------------------------------
Wireline          24,161    21,908     2,253       10%       46,479     41,757     4,722      11%

Other              2,188     2,414      (226)      -9%        4,120      4,728      (608)    -13%
----------------------------------------------------------------------------------------------------
Total            $64,894   $54,653   $10,241       19%     $124,915   $102,081   $22,834      22%

WIRELESS PCS REVENUES - Digital PCS customers grew 39,300, or 20%, from the end of the second quarter 2001 to the end of the second quarter 2002. Over this same period, ARPU grew $3.45, from $42.60 for the second quarter of 2001 to $46.05 for the second quarter of 2002 due primarily to a shift in the customer mix to a higher percentage of post-pay type plans versus pre-pay plans (from 73% at June 30, 2001 to 89% at June 30, 2002). Additionally, wholesale and roaming revenues, primarily from our network services agreement with Horizon, were $8.0 million for the second quarter of 2002 compared to $5.6 million for the second quarter of 2001. These same factors were the keys to the growth in the six month period ended June 30, 2002 as compared to the same six month period of 2001. In addition to this, the WV Alliance was consolidated on February 13, 2001. Therefore, the first quarter 2001 excluded $2.5 million of revenues from the WV Alliance for the first 43 days of 2001 which inflated the six month growth percentage 5% (i.e. on a pro forma basis, the six month growth was 28%). The combination of these and other factors resulted in increased revenues of $8.2 million, from $30.3 million to $38.5 million for the quarters ended June 30, 2001 and 2002, respectively, and $18.7 million, from $55.6 million to $74.3 million for the six months ended June 30, 2001 and 2002, respectively.

WIRELINE COMMUNICATIONS REVENUES - Wireline communications revenues increased $2.3 million or 10%, from $21.9 million to $24.2 million for the three months ended June 30, 2001 and 2002, respectively. Wireline revenues increased $4.7 million or 11%, from $41.8 million for the six months ended June 30, 2001 to $46.5 million for the six months ended June 30, 2002.

.. Telephone Revenues. Telephone (Incumbent Local Exchange or "ILEC") revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our ILEC business increased $.9 million, or 8%, from $10.8 million for the three months ended June 30, 2001 to $11.7 million for the three months ended June 30, 2002. Telephone revenues also increased $1.7 million, or 8%, during the six month comparative periods. In the first quarter 2001, revenues from the R&B ILEC prior to consolidation were $1.3 million. Therefore, pro forma ILEC revenues increased $.6 million or 2%. During the first quarter of 2002, we recorded $.3 million in additional regulatory and receivable reserves, much of which were reversed in the second quarter due to favorable resolutions concluded in the second quarter. However, bad debts expense did increase $.4 million in six months ended June 30, 2002 versus 2001 due to increases to carrier access receivable reserves from carriers with financial difficulties (uncollected receivables from Worldcom Inc. are fully reserved at June 30, 2002 in this and the other relevant segments). Adjusting for these factors, growth was approximately 5% during the six month comparative periods.

                                   NTELOS Inc.
Item 2.                Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

.. Fiber Optic Network Usage Revenues. Revenues from fiber optic network usage operations decreased $.1 million or 4%, in the three month comparative periods but increased 12% in the six month comparative periods. In the first quarter of 2001, revenues from R&B Network prior to consolidation were $.6 million. Therefore, on a pro forma basis revenues decreased $.1 million. This was primarily due to reductions in network rates and the loss of certain traffic in the second half of 2001, offset by growth in usage.

.. CLEC Revenues. CLEC revenues increased $1.1 million or 25% and $2.0 million or 23% for the three and six months ended June 30, 2002 compared to 2001. Of this increase, $.5 million is attributable to excluded revenues from R&B CLEC prior to the first quarter 2001 consolidation. Additionally, $2.7 million of the six month increase ($1.5 million for the three month comparative period increase) is from primarily local calling and broadband revenues driven by customer growth, with total CLEC customers increasing 12,400, from 26,500 at June 30, 2001 to 38,900 at June 30, 2002. These factors were partially offset by a decline in reciprocal compensation of $.7 million and $1.4 million, from $1.3 million and $2.6 million for the three and six months ended June 30, 2001 to $.6 million and $1.2 million for the three and six months ended June 30 2002, due to a decline in rates in mid-year 2001.

.. Internet Revenues. Revenues from Internet services increased $.3 million, or 7% for the three month comparative period and increased $.6 million or 7% for the six months ended June 30, 2002 compared to 2001. Internet subscribers increased 10,100 or 15%, in second quarter 2002 over second quarter 2001, with DSL customer additions accounting for 2,500 of this total, from 2,300 customers at June 30, 2001 to 4,800 customers at June 30, 2002.

OTHER COMMUNICATION SERVICES REVENUES - Other communications services revenues, including other R&B operations, decreased $.2 million, or 9% for the three month comparative period and decreased $.6 million or 13% for the six months ended June 30, 2002 compared to 2001. This decrease is due to the factors noted in "Other Communication Services Overview" section above.

OPERATING EXPENSES, excluding Depreciation & Amortization

                        Three Months Ended June 30,               Six Months Ended June 30,
---------------------------------------------------------------------------------------------------
                                                    %                                          %
($'s in 000's)     2002      2001    Variance   Variance     2002      2001     Variance   Variance
---------------------------------------------------------------------------------------------------
Wireless         $34,879   $35,324      (445)      -1%     $ 70,405   $66,333    $4,072        6%

   ILEC            3,621     4,114      (493)     -12%        7,867     7,377       490        7%
   Network           384       436       (52)     -12%          957       779       178       23%
   CLEC            4,595     3,834       761       20%        8,996     7,154     1,842       26%
   Internet        3,549     4,134      (585)     -14%        7,452     8,344      (892)     -11%
---------------------------------------------------------------------------------------------------
Wireline          12,149    12,518      (369)      -3%       25,272    23,654     1,618        7%

Other              3,584     1,594     1,989      125%        6,940     2,993     3,947      132%
---------------------------------------------------------------------------------------------------
Total            $50,611   $49,436    $1,175        2%     $102,617   $92,980    $9,637       10%

TOTAL OPERATING EXPENSES - Total operating expenses increased $3.4 million or 5%, from $67.8 million in the second quarter of 2001 to $71.2 million for the second quarter 2002. Of this total increase, $2.3 million pertained to an increase in depreciation and amortization expense, including a $.7 million decrease relating to the net effect of accelerated depreciation and the effects of SFAS No. 142 on amortization of intangible assets (see further discussion below in the "Depreciation and Amortization" section). The remaining increase is primarily attributable to the $1.4 million second quarter 2002 restructuring charges. Total operating expenses increased $17.2 million or 13%, from $129.2 million for the six months ended June 30, 2001 to $146.4 million for the six months ended June 30, 2002. Of this increase, $6.1 million is from the exclusion of R&B and the WV Alliance from the operating expenses in the first 43 days of 2001. Additionally, $7.5 million pertained to an increase in depreciation and amortization expense, $2.1 million of which relates to the net effect of accelerated depreciation and the effects of SFAS No. 142 on

                                   NTELOS Inc.
Item 2.                Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

amortization of intangible assets. Finally, $2.7 million is attributable to 2002 restructuring costs. Operating expenses, excluding depreciation and amortization, from the other communication service businesses for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001 increased primarily due to restructuring charges of $1.4 million and $2.7 million, respectively, and increases in corporate related professional fees and insurance costs.

COST OF SALES - Cost of sales decreased $.5 million or 4%, from $12.7 million for the three months ended June 30, 2001 to $12.2 million for the three months ended June 30, 2002, and increased $1.7 million or 8%, from $22.7 million for the six months ended June 30, 2001 to $24.4 million for the six months ended June 30, 2002. The exclusion of the WV Alliance for the first 43 days of 2001 accounted for $1.4 million of the six-month increase. Additionally, higher phone sales were offset by improved network efficiency, lower handset prices and improved inventory control.

MAINTENANCE AND SUPPORT EXPENSES - Maintenance and support expenses increased $.8 million or 5%, and $3.8 million or 13%, from $15.9 million and $29.8 million for the three and six months ended June 30, 2001, respectively, to $16.7 million and $33.6 million for the six months ended June 30, 2002, respectively. Of the six month increase, $1.7 million relates to the exclusion of R&B and the WV Alliance for the first 43 day of 2001 prior to consolidation. Excluding this, maintenance and support expenses increased 7% for the six month comparative periods. This increase was primarily attributable to the increased costs (primarily maintenance and repair costs) associated with the increased network asset base, which increased $62 million (15%). Also, CLEC unbundled network elements ("UNE's") and transport costs increased due to the CLEC customer growth which was offset by staff reductions in engineering and operations functions across all segments.

DEPRECIATION AND AMORTIZATION EXPENSES - Depreciation and amortization expenses increased $2.3 million or 12%, from $18.4 million for the three months ended June 30, 2001 to $20.7 million for the three months ended June 30, 2002. Depreciation and amortization increased $7.5 million or 21%, from $36.2 million to $43.7 million for the six months ended June 30, 2001 and 2002, respectively. As mentioned above, we reported accelerated depreciation of $5.3 million and $12.4 million for the three and six months ended June 30, 2002 on wireless digital PCS equipment replaced during the first six months of 2002 or which are scheduled to be replaced over the remainder of 2002 and into the first half of 2003. The 2002 replacement schedule was accelerated within the year resulting in this significant increase in depreciation during these three and six month periods. Accelerated depreciation will continue on the assets scheduled to be retired later this year and next. The effect of this is expected to be under $2 million during the balance of 2002 and a total of less than $4 million over the entire replacement period. In addition to this, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the provisions of SFAS 142, we discontinued amortization of goodwill, wireless PCS spectrum licenses and the assembled workforce intangible asset as of that date as these assets are considered indefinite lived intangible assets not subject to amortization. These assets are subject to periodic impairment testing (Note 1). Amortization of indefinite lived intangible assets was $6.0 million for the second quarter of 2001 and $10.3 million for the six months ended June 30, 2001 ($11.9 million on a pro forma basis). The remaining increase in depreciation is due to an increase in depreciable assets from June 30, 2001 to June 30, 2002 of $93 million or 18%.

CUSTOMER OPERATIONS EXPENSES - Customer operations expenses decreased $.5 million or 3%, and increased $.5 million or 2%, from $16.0 million and $30.7 million for the three and six months ended June 30, 2001 to $15.5 million and $31.2 million for the three and six months ended June 30, 2002. On a pro forma basis, customer operations expenses decreased from the prior year by $.9 million or 3% for the six month comparative periods. This decrease is attributable to lower commissions paid per gross PCS subscriber addition, primarily due to a decrease in the percent of sales sold through the higher cost indirect channel. Additionally, we incurred outsource billing costs for the VA East PCS market through July 2001. After conversion of these customers onto our billing system and insourcing these billing functions, these costs decreased significantly.

CORPORATE OPERATIONS EXPENSES - Corporate operations expenses decreased $.1 million, or 1%, from $4.9 million to $4.8 million for the three months ended June 30, 2001 and 2002, respectively. Corporate operations expense increased $.9 million or 9%, from $9.7 million for the six months ended June 30, 2001 to $10.6 million for

                                   NTELOS Inc.
Item 2.                Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

the six months ended June 30, 2002. On a pro forma basis, this increase was $.2 million or 2%. As mentioned above, most of this relates to increases in legal, other professional services fees (primarily in the ILEC and Other segments) and insurance expenses, offset by personnel reductions in corporate related back office functions.

RESTRUCTURING CHARGE - Restructuring charges were recorded in the first and second quarters of 2002 based on an approved plan to reduce our workforce by approximately 15% through the offering of early retirement incentives, the elimination of certain vacant and budgeted positions and the elimination of some jobs. The plan also involved exiting certain facilities in connection with the workforce reduction and centralizing certain functions. The first quarter charge was $1.3 million, which related to severance costs for employees notified in the first quarter 2002 and estimated lease obligations associated with the exit of certain facilities. The charges for the second quarter totaled $1.4 million, which related primarily to severance for employees notified in the second quarter of 2002 and pension curtailment costs. This restructuring is expected to generate net savings and reduce future expenses by approximately $3.0 million for the year 2002 and $8.5 million for 2003.

OTHER INCOME (EXPENSES)

Other income (expenses) was comprised of equity loss from WV Alliance (2001 only), a gain on sale of assets (2002 only), interest expense and other income (expense). Our share of losses from the WV Alliance reported under the equity method of accounting, which commenced being consolidated on February 13, 2001 concurrent with our merger with R&B, were $1.3 million during the 43 day period prior to the merger date. Also, we recognized a $2.0 million gain in the first quarter of 2002 and a $2.8 million gain in the second quarter of 2002 on the sale of certain excess PCS licenses. Additionally, interest expense increased $.6 million or 3%, from $19.3 million for the three months ended June 30, 2001 to $19.9 million for the three months ended June 30, 2002. Interest expense increased $1.5 million or 4%, from $37.4 million for the six months ended June 30, 2001 to $38.9 million for the six months ended June 30, 2002. This increase is due to the increase in the average debt over the respective periods primarily from capital expenditures needed to support future growth in excess of cash flow generated from current operations.

Other income (expense) decreased $2.6 million, from income of $1.0 million in the second quarter of 2001 to expense of $1.6 million in the second quarter of 2002. For the six month comparative periods, other income (expense) decreased $5.7 million, from $4.0 million of income as of June 30, 2001 to $1.7 million of expense as of June 30, 2002. The prior year income was comprised primarily of interest income earned on an average restricted cash balance of approximately $59 million, interest from advances to WV Alliance, which averaged approximately $68 million during the first 43 days of 2001, and other miscellaneous asset retirement gains. During the six months ended June 30, 2002, interest income for restricted cash was down significantly due to the reduced average restricted cash balance of approximately $22 million. This income was offset by a $1.1 million permanent impairment recorded for our investment in Worldcom Inc., other corporate financing costs and miscellaneous non-operating expenses.

INCOME TAXES
Income tax benefits decreased $9.1 million, from a tax benefit of $11.1 million for the three months ended June 30, 2001 to a tax benefit of $2.0 million for the three months ended June 30, 2002. Income tax benefits decreased $19.0 million, from a tax benefit of $22.6 million for the six months ended June 30, 2001 to a tax benefit of $3.6 million for the six months ended June 30, 2002. The 2002 benefit is net of a valuation allowance recorded during the six months ended June 30, 2002 of $16.5 million. Additionally, with the adoption of SFAS No. 142, we no longer have the permanent differences associated with non-deductible goodwill. Also, we are subject to state minimum taxes in 2002. Offsetting these factors in the current year is the non-deductible basis differences in licenses sold which reduced the rate from the statutory rate. As a result, the effective tax rate was 35.1% in 2002, excluding the impact of the $16.5 million valuation reserve (Note 6), compared to 35.1% in 2001.

                                   NTELOS Inc.
Item 2.                Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

LIQUIDITY AND CAPITAL RESOURCES
We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under credit facilities. At June 30, 2002, we had $79 million in unused borrowings available under our Senior Secured Term Loan (also referred to as the "Senior Credit Facility"). We borrowed $21 million against our $100 million lines of credit under the Senior Credit Facility in the six months ended June 30, 2002.

OPERATING CASH FLOWS
During the six month period ended June 30, 2002, net cash provided by operating activities was $5.4 million, with $.8 million provided by operations plus net positive changes in operating assets and liabilities totaling $4.6 million. Within the $.8 million provided by operations, one of the reconciling items adjusting net income to net cash is an adjustment for $13.4 million which represents interest expense paid from restricted cash, net of interest income earned from this restricted cash. This is reflected as an adjustment to reconcile net income to net cash since the payment of interest on the Senior Notes is paid out of restricted cash through August 15, 2002. Therefore, as these interest payments will be paid from operating cash for periods after August 15, 2002, this will not be an adjustment to reconcile net income to net cash in periods after August 15, 2002. The principal changes in operating assets and liabilities were as follows: accounts receivable increased by $.6 million or 2% due primarily to a 14% increase in revenues in the second quarter of 2002 over the fourth quarter 2001 offset by improved receivable turnover; inventories and supplies decreased $6.7 million due to efforts to reduce handset inventory levels in recognition of improvement in handset availability and off peak sales volumes; and, current liabilities decreased a total of $1.7 million due to the timing of payments.

During the six month period ended June 30, 2001, net cash used in operating activities was $13.4 million, with $6.4 million used by operations and a net increase in net operating assets totaling $7.0 million. Principal changes in operating assets and liabilities were as follows: inventories and supplies decreased $2.3 million due to the reduction in inventory levels from the quantities on hand at year-end in support of seasonal sales activity through February; income taxes went from a receivable at the 2000 year-end of $2.9 million to a $.1 million payable position at June 30, 2001 due to the receipt of the year end receivable and the state minimum tax payable at June 30, 2001; and, accounts payable and other liabilities (excluding additional payables from R&B and the WV Alliance) decreased by $11.9 million due to the timing of payments at and around the respective period ends.

Our cash flows used in investing activities for the six months ended June 30, 2002 aggregated $26.4 million and primarily included $52.2 million for capital expenditures, $21.7 million of which is for the wireless upgrade to 3G-1XRTT technology in the western markets in support of the Horizon wholesale network services agreement, offset by $26.7 million in proceeds from the sale of communications towers and excess PCS licenses.

Our cash flows used in investing activities for the six months ended June 30, 2001 aggregated $38.9 million and include the following:

.. $53.8 million for the purchase of property, plant and equipment;

.. $3.5 million of proceeds received in 2001 from the final payment from the sale of the directory assistance operation in 2000;

.. $4.1 million of cash and cash equivalents on hand at R&B at the time of the merger;

.. $3.0 million of net additional advances to and investment in the WV Alliance from January 1, 2001 to the February 13, 2001 transaction date (Note 4), after which the entire amounts of the advances and the investment were included in the WV Alliance acquisition and were eliminated in consolidation;

.. $8.0 million of deposits refunded at the conclusion of an FCC license auction as no additional licenses were purchased from this auction; and,

                                   NTELOS Inc.
Item 2.                Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

.. $3.0 million received from the sale of towers and investments.

Net cash provided by financing activities for the first six months of 2002 aggregated $14.5 million, which included $21.1 million of additional borrowings against the Senior Credit Facility, a $5.7 million use of cash for scheduled principal payments on other long-term debt, and $1.2 million used to pay loan amendment fees.

Net cash provided by financing activities for the first six months of 2001 aggregated $53.7 million, which included $55.0 million in additional draws against the Senior Credit Facility and a $1.7 million use of cash for other debt payments, primarily on capital leases.

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

Our liquidity sources include:

..    cash flow from operations;
..    approximately $18.1 million held in the escrow account to fund the August
     15, 2002 interest payment on our Senior Notes;
..    $79 million available under our Senior Credit Facility as of June 30, 2002, subject to compliance with amended covenant requirements;
..    disposition of additional non-strategic businesses and assets, such as additional sales of excess PCS spectrum and other types of spectrum, such as WCS, LMDS and MMDS. The Company holds PCS licenses in 17 markets where service is currently being provided and 20 markets where service is not currently being provided. In many cases we own licenses covering spectrum in excess of what will be needed to execute our business plan for the foreseeable future. In 2001, the Company sold $11.6 million of excess spectrum for a gain of $8.6 million and has sold additional inactive or excess PCS spectrum for proceeds of $18.1 million in 2002 to date ($2.5 million of which closed in the first quarter 2002, $12.0 million of which closed in April 2002 and $3.6 million which closed in July 2002); and,
..    public and private debt and equity markets.

We expect capital expenditures for the remainder of 2002 to be between $30 million and $40 million. We expect these capital expenditures to be used to:

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

Regarding our Senior Credit Facility covenants, the 2002 annual EBITDA minimum level is $49.6 million and includes quarterly rolling twelve month thresholds. This is a significant increase over our 2001 EBITDA levels of $20.5 million. At June 30, 2002, our rolling twelve month EBITDA, as adjusted per the covenant definition, was $35.0 million, inclusive of $15.6 million for the second quarter of 2002. EBITDA of $26.0 million for the remaining six months of 2002 is needed in order to comply with the EBITDA covenant at December 31, 2002. At June 30, 2002, we were in compliance with all of our financial covenant requirements and we anticipate compliance through the remainder of 2002.

Beginning in the quarter ending March 31, 2003, our Senior Credit Facility requires compliance with leverage and senior leverage ratios and interest and fixed charge coverage ratios. In 2003, we anticipate increasing levels of PCS subscribers and ARPU growth, and continued lowering of PCS churn in order to create significant growth in cash flow from our wireless segment. We also anticipate continued revenue growth from our wireline segments and continuing cost containment measures. Achievement of these results, together with generation of cash flow from non-core asset divestitures, reduction in future capital expenditures, or implementation of further cost containment measures will be necessary to ensure covenant compliance, liquidity and access to borrowings under our Senior Credit Facility during 2003 and beyond. If we are unable to achieve these results and are unable to implement any of these additional steps, we may have to delay or abandon some of our anticipated capital expenditures, substantially modify our operating plans, expedite the sale of non-strategic assets, reduce or refinance our indebtedness or otherwise alter our existing capital structure, raise additional capital through the issuance of additional shares of common stock or securities convertible into or exercisable for shares of common stock, or seek additional capital resources. In this event, we may not have sufficient financial resources and our ability to make interest and principal payments on our senior and subordinated notes could be significantly impaired.

                                   NTELOS Inc.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

The Company's Senior Credit Facility of $325 million, $246 million of which was outstanding at June 30, 2002, bears interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The Company's unsecured senior notes and unsecured subordinated notes, with a book and face value of $356.1 million and $375 million, respectively, are at fixed interest rates of 13% and 13.5%, respectively. The Company has other fixed rate, long-term debt totaling $26.7 million at June 30, 2002.

The Company is exposed to market risks primarily related to interest rates. To manage its exposure to interest rate risks and in accordance with conditions of the senior note indenture, the Company entered into two, five year interest rate swap agreements with notional amounts of $162.5 million in September 2000. These swap agreements manage the Company's exposure to interest rate movements by effectively converting a portion of the long-term debt from variable to fixed rates. The net face amount of interest rate swaps subject to variable rates as of June 30, 2002 and December 31, 2001 was $162.5 million. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 1.84% as of June 30, 2002. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes. Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At June 30, 2002, the Company had no exposure to credit loss on interest rate swaps. At June 30, 2002 and December 31, 2001, the swap agreements had a fair value $14.8 million and $13.1 million, respectively, below their face value. These amounts are recorded as long-term liabilities at the respective period ends. The effects of a one percentage point change in LIBOR rates would change the fair value of the swap agreements by $5.3 million for a one percentage point increase in the rate (to $9.5 million below face value) and $5.5 million for a one percentage point decrease in the rate (to $20.3 million below face value).

The Company has interest rate risk on the amount above the $162.5 million of senior bank debt covered by the swap noted above. At June 30, 2002, the Company's senior bank debt totaled $246 million, or $83.5 million over the swap agreements.

The Company's senior notes are trading at rates well below their book values. The Company's management believes that the risk of the fair value exceeding the carrying value of this debt in the foreseeable future is remote due to the current trading level, as well as market and industry conditions.

At June 30, 2002, the Company's financial assets included cash and cash equivalents of $.7 million, restricted cash of $18.1 million and securities and investments of $9.5 million. With respect to the cash and cash equivalents and the restricted cash, as well as $9.3 million of the investments, there are no material market risks as these are fixed rate, fixed maturity instruments. Also, we believe there are minimal credit risks as the counterparties are prominent financial institutions. The remaining $.2 million of investments are in equity securities treated as available for sale. The Company is exposed to market and credit risks with these investments. However, we do not believe that this risk is material to our financial position or will be material to the results of future operations.

                                   NTELOS Inc.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes In Securities

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission Of Matters To A Vote Of Security Holders

     At the regular Annual Meeting of the Shareholders held May 21, 2002, Class II Directors J.B. Mitchell, Sr., J.S. Quarforth, J.B. Williamson, III, and L.B. Sorrel, being the same as the nominees in the proxy solicitation, were elected.

     In addition to the election of board members mentioned above, the shareholders voted and approved one other proposal.

     The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

================================================================================
                                                                    ABSTENTIONS
                                                                    /BROKER NON-
                  NOMINEE                     FOR        AGAINST       VOTES
--------------------------------------------------------------------------------
J.B. Mitchell, Sr. (Class II)              19,626,256     849,841           0
--------------------------------------------------------------------------------
J.S. Quarforth (Class II)                  19,354,695   1,121,403           0
--------------------------------------------------------------------------------
J.B. Williamson, III (Class II)            19,601,212     874,886           0
--------------------------------------------------------------------------------
L.B. Sorrel (Class II) (1)                  6,382,613           0           0
--------------------------------------------------------------------------------
              OTHER PROPOSALS
--------------------------------------------------------------------------------
To ratify the selection of Ernst & Young   20,221,631     130,593     123,873
LLP as independent accountants
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     (1)  Reflects the vote of holders of preferred stock only.

     The following continued in their capacity as directors: P.H. Arnold, A.J. de Nicola, W.W. Gibbs, A.W. Hamill, J.A. Layman, J.N. Neff, and C.A. Rosberg.

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (A)  Exhibits

     Exhibit No.   Description
     -----------   -----------
      10.1.4*      Letter agreement amendment dated April 11, 2002 to the Credit
                   Agreement, dated July, 6 2000, between NTELOS Inc., Morgan
                   Stanley & Co. Incorporated, as Administrative

                                   NTELOS Inc.

                           Part II. OTHER INFORMATION

                   Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto.

----------
* Filed herewith.

     (B)  Reports on Form 8-K

          Form 8-K dated April 29, 2002, pertaining to presentations to be made by Mr. James S. Quarforth, Chief Executive Officer, and Mr. Michael B. Moneymaker, Chief Financial Officer, at investor meetings, providing an overview of NTELOS' strategy, transactions and certain performance through 2001 and guidance for 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    NTELOS Inc.


August 14, 2002     /s/ J. S. Quarforth
                    ----------------------------------------
                    J. S. Quarforth, Chief Executive Officer


August 14, 2002     /s/ M. B. Moneymaker
                    ------------------------------------------------
                    M. B. Moneymaker, Senior Vice President and
                    Chief Financial Officer, Treasurer and Secretary