Form 10-Q
period 2002-09-30
NTELOS INC
filed 2002-11-15
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   September 30, 2002           Commission File No. 0-16751
                      ---------------------                             --------


                                   NTELOS Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                                54-1443350
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I R S employer
 incorporation or organization)                              identification no.)



P. O. Box 1990, Waynesboro, Virginia                              22980
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code          540-946-3500
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



Class  COMMON STOCK, NO PAR VALUE             Outstanding 11/14/02    17,633,533
       --------------------------

                                   NTELOS Inc.

                                    I N D E X


                                                                                    Page
                                                                                   Number
                                                                                   ------

PART I. FINANCIAL INFORMATION
         Condensed Consolidated Balance Sheets, September 30, 2002 and
         December 31, 2001                                                            3-4


         Condensed Consolidated Statements of Operations, Three and Nine
         Months Ended September 30, 2002 and 2001                                      5


         Condensed Consolidated Statements of Cash Flows, Nine Months Ended
         September 30, 2002 and 2001                                                   6


         Condensed Consolidated Statements of Shareholders' Equity, Three
         Quarterly Periods Ended September 30, 2002 and 2001                           7


         Notes to Condensed Consolidated Financial Statements                        8-13


         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                       14-25

         Quantitative and Qualitative Disclosures about Market Risk                   26

         Controls and Procedures                                                      27

PART II. OTHER INFORMATION                                                            28

SIGNATURES                                                                           29-30


                                                 NTELOS Inc.

                                    Condensed Consolidated Balance Sheets

                                                               September 30, 2002          December 31,
(In thousands)                                                     (Unaudited)                 2001
-----------------------------------------------------------------------------------------------------------
Assets

Current Assets
  Cash and cash equivalents                                 $               543       $            7,293
  Restricted cash                                                             -                   18,069
  Accounts receivable, net of allowance                                  31,205                   30,328
  Inventories and supplies                                                4,207                    9,619
  Other receivables and deposits                                          3,133                    4,669
  Prepaid expenses and other                                              4,122                    3,929
  Income taxes receivable                                                 1,827                    1,945
-----------------------------------------------------------------------------------------------------------
                                                                         45,037                   75,852
-----------------------------------------------------------------------------------------------------------

Investments
  Securities and investments                                              9,036                   13,963
  Restricted cash                                                             -                   18,094
-----------------------------------------------------------------------------------------------------------
                                                                          9,036                   32,057
-----------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
  Land and building                                                      51,306                   50,836
  Network plant and equipment                                           494,311                  447,585
  Furniture, fixtures and other equipment                                65,602                   65,283
-----------------------------------------------------------------------------------------------------------
     Total in service                                                   611,219                  563,704
  Under construction                                                     15,614                   35,753
-----------------------------------------------------------------------------------------------------------

                                                                        626,833                  599,457
  Less accumulated depreciation                                         167,719                  133,513
-----------------------------------------------------------------------------------------------------------

                                                                        459,114                  465,944
-----------------------------------------------------------------------------------------------------------

Other Assets
  Cost in excess of net assets of business acquired,
     less accumulated amortization                                      134,466                  135,635
  Other intangibles, less accumulated amortization                       15,593                   23,677
  Radio spectrum licenses in service                                    419,755                  423,181
  Other radio spectrum licenses                                          11,681                   11,930
  Radio spectrum licenses not in service                                  9,466                    9,935
  Deferred charges                                                       18,497                   18,675
  Deferred tax asset                                                      8,167                        -
-----------------------------------------------------------------------------------------------------------
                                                                        617,625                  623,033
-----------------------------------------------------------------------------------------------------------

                                                            $         1,130,812       $        1,196,886
-----------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                                    NTELOS Inc.

                                       Condensed Consolidated Balance Sheets

(In thousands)                                                      September 30, 2002             December 31,
                                                                       (Unaudited)                     2001
------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable                                             $              27,836        $            39,917
   Advance billings and customer deposits                                      12,248                      8,889
   Accrued payroll                                                              6,651                      5,540
   Accrued interest                                                             6,412                     18,332
   Deferred revenue                                                             4,741                      5,092
   Other accrued liabilities                                                    7,206                      4,927
------------------------------------------------------------------------------------------------------------------

                                                                               65,094                     82,697
------------------------------------------------------------------------------------------------------------------

Long-term Debt                                                                629,728                    612,416
------------------------------------------------------------------------------------------------------------------

Long-term Liabilities
   Deferred income taxes                                                            -                      2,200
   Retirement benefits                                                         19,224                     15,789
   Long-term deferred liabilities                                              50,483                     43,624
------------------------------------------------------------------------------------------------------------------

                                                                               69,707                     61,613
------------------------------------------------------------------------------------------------------------------

Minority Interests                                                                650                        847
------------------------------------------------------------------------------------------------------------------

Redeemable, Convertible Preferred Stock                                       280,975                    265,747
------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock, no par value per share, authorized 1,000
     shares; none issued                                                            -                          -
   Common stock, no par value per share, authorized 75,000
     shares; issued 17,527 shares (17,209 in 2001)                            182,286                    182,093
   Stock warrants                                                              22,874                     22,874
   Accumulated deficit                                                       (108,015)                   (23,201)
   Accumulated other comprehensive loss                                       (12,487)                    (8,200)
------------------------------------------------------------------------------------------------------------------

                                                                               84,658                    173,566
------------------------------------------------------------------------------------------------------------------

                                                                $           1,130,812        $         1,196,886
------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                                            NTELOS Inc.

                                          Condensed Consolidated Statements Of Operations
                                                            (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                    Nine Months Ended
---------------------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)                    September 30,    September 30,       September 30,    September 30,
                                                                2002             2001                2002             2001
---------------------------------------------------------------------------------------------------------------------------------

Operating Revenues
   Wireless PCS                                            $      40,790    $      31,996      $     115,106    $      87,592
   Wireline communications                                        24,190           21,513             70,669           63,270
   Other communications services                                   3,122            2,552              7,242            7,280
                                                                  68,102           56,061            193,017          158,142
---------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
   Cost of wireless sales (exclusive of items shown               12,706           11,901             37,154           34,627
   separately below)
   Maintenance and support                                        15,528           16,252             49,114           46,012
   Depreciation and amortization                                  21,321           23,150             65,074           59,390
   Customer operations                                            17,831           16,029             49,063           46,781
   Corporate operations                                            4,033            4,806             14,691           14,548
   Restructuring charge                                                -                -              2,693                -
---------------------------------------------------------------------------------------------------------------------------------
                                                                  71,419           72,138            217,789          201,358
---------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                                    (3,317)         (16,077)           (24,772)         (43,216)

Other Income (Expenses)
Equity loss from investee - WV PCS Alliance                            -                -                  -           (1,286)
Gain on sale of assets                                             3,735           22,261              8,472           22,967
Interest expense                                                 (19,674)         (19,542)           (58,565)         (56,989)
Other income (expense)                                              (264)             733             (1,996)           4,042
---------------------------------------------------------------------------------------------------------------------------------
                                                                 (19,520)         (12,625)           (76,861)         (74,482)

Income Tax Benefit                                                (3,286)          (4,075)            (6,855)         (26,645)
---------------------------------------------------------------------------------------------------------------------------------

                                                                 (16,234)          (8,550)           (70,006)         (47,837)

Minority Interests in Losses of Subsidiaries                         166                -                417            3,058
---------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                         (16,068)          (8,550)           (69,589)         (44,779)
Dividend requirements on preferred stock                           5,190            4,849             15,228           14,226
---------------------------------------------------------------------------------------------------------------------------------
Loss Applicable to Common Shares                           $     (21,258)   $     (13,399)     $     (84,817)   $     (59,005)
---------------------------------------------------------------------------------------------------------------------------------

Net Loss per Common Share - Basic and Diluted              $       (1.23)   $       (0.79)     $       (4.91)   $       (3.62)

Weighted average shares outstanding - basic and diluted           17,332           16,890             17,271           16,282
---------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                                   NTELOS Inc.

                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                 Nine Months Ended
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                      September 30, 2002         September 30, 2001
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $            (69,589)      $           (44,779)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
   Gain on disposition of assets and investments                               (8,472)                  (22,967)
   Depreciation                                                                62,448                    42,001
   Amortization                                                                 2,626                    17,389
   Recognition of impairment loss on securities                                 1,261                         -
   Non-cash restructuring charge                                                1,620                         -
   Deferred taxes                                                              (7,644)                  (28,318)
   Retirement benefits and other                                                1,663                      (897)
   Interest payable from restricted cash                                       22,750                    27,300
   Accrued interest income on restricted cash                                    (238)                   (3,164)
   Equity loss from PCS Alliances                                                   -                     1,286
   Accretion of loan discount and origination fees                              3,492                     3,174
Changes in assets and liabilities from operations, net of
   effects of acquisitions and dispositions:
   Increase in accounts receivable                                               (954)                   (3,032)
   Decrease in inventories and supplies                                         5,322                     1,538
   Decrease (increase) in other current assets                                  1,302                    (4,822)
   Changes in income taxes                                                        118                     3,074
   Decrease in accounts payable                                               (12,435)                  (15,496)
   Increase (decrease) in other accrued liabilities                             5,099                    (4,334)
   Increase in other current liabilities                                        2,697                     1,736
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                            11,066                   (30,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                                    (62,989)                  (72,680)
Proceeds from sale of discontinued operation                                        -                     3,500
Investments in PCS Alliances                                                        -                      (687)
Cash on hand in merged entity                                                       -                     4,096
Advances to PCS Alliances                                                           -                    (2,960)
Deposit refunds on assets                                                           -                     8,000
Proceeds from sale of assets                                                   31,116                    26,992
Other                                                                            (820)                     (988)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (32,693)                  (34,727)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                       23,466                     76,000
Additional payments under lines of credit (net) and other
    debt instruments                                                           (7,756)                   (2,943)
Net proceeds from issuance of stock                                               348                       533
Other                                                                          (1,181)                   (1,218)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      14,877                    72,372
-------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                               (6,750)                    7,334
Cash and cash equivalents:
Beginning                                                                       7,293                     1,637
-------------------------------------------------------------------------------------------------------------------

Ending                                                           $                543       $             8,971
-------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.


                                                            NTELOS Inc.
                                     Condensed Consolidated Statements of Shareholders' Equity
                                                            (Unaudited)

                                                                                             Accumulated  Accumulated
                                                              Common Stock                    Deficit/       Other        Total
                                                        -----------------------               Retained   Comprehensive Shareholders'
(In thousands)                                           Shares         Amount    Warrants    Earnings       Income      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                13,132    $   45,272  $  22,874   $   59,355   $    8,458   $  135,959
Comprehensive loss:
   Net loss                                                                                    (17,254)
   Cash flow hedge:
     Cumulative effect of the adoption of SFAS No.
       133, net of $2,489 deferred tax benefit                                                               (3,900)
     Derivative loss, net of $1,523 deferred tax
       benefit                                                                                               (2,402)
     Unrealized loss on securities available for sale,
       net of $979 of deferred tax benefit                                                                   (1,531)
       Comprehensive loss                                                                                                (25,087)
Dividends on preferred shares                                                                   (4,687)                   (4,687)
Common stock issuance pursuant to R&B Merger               3,716       131,807                                           131,807
Shares issued through employee stock purchase plan             7           145                                               145
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                   16,855    $  177,224  $  22,874   $   37,414   $      625   $  238,137
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss                                                                                    (18,975)
   Cash flow hedge:
     Cumulative effect of the adoption of SFAS No.
       133, net of $2,489 of deferred tax benefit                                                             5,695
     Derivative gain, net of $1,523 deferred tax
       obligation                                                                                             1,361
       Comprehensive loss                                                                                                (11,919)
Dividends on preferred shares                                                                   (4,690)                   (4,690)
Common stock issuance pursuant to R&B merger                  12           106                                               106
Shares issued through employee stock purchase plan             7           146                                               146
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                                    16,874    $  177,476  $  22,874   $   13,749   $    7,681   $  221,780
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss                                                                                     (8,550)
   Cash flow hedge:
     Realization of gain due to sale of equity
       interest in Illuminet Holdings, Inc., net of
       $8,138 of deferred tax obligation                                                                    (12,805)
     Derivative loss, net of $3,231 deferred tax
       benefit                                                                                               (5,076)
       Comprehensive loss                                                                                                (26,431)
Dividends on preferred shares                                                                   (4,849)                   (4,849)
Stock issuance for purchase of minority interest              20           350                                               350
Common stock issuance pursuant to R&B merger                   3             -                                                 -
Shares issued through employee stock purchase plan            11           136                                               136
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                               16,908    $  177,962  $  22,874   $      350   $  (10,200)  $  190,986
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                17,209    $  182,093  $  22,874   $  (23,201)  $   (8,200)  $  173,566
Comprehensive loss:
   Net loss                                                                                    (30,664)
   Cash flow hedge:
     Derivative gain, net of $735 deferred tax
       obligation                                                                                             1,156
     Unrealized loss on securities available for sale,
       net of $212 deferred tax benefit                                                                        (333)
       Comprehensive loss                                                                                                (29,841)
Dividends on preferred shares                                                                   (5,019)                   (5,019)
Common stock issuance                                          4            58                                                58
Shares issued through employee stock purchase plan            29           146                                               146
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                                   17,242    $  182,297  $  22,874   $  (58,884)  $   (7,377)  $  138,910
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss                                                                                    (22,854)
   Cash flow hedge:
     Derivative loss, net of $1,380 deferred tax
       benefit                                                                                               (2,168)
     Reclassification of unrealized loss to realized
       loss, included in net income                                                                             444
     Unrealized loss on securities available for sale,
       net of $8 deferred tax benefit                                                                            12
       Comprehensive loss                                                                                                (24,566)
Dividends on preferred shares                                                                   (5,019)                   (5,019)
Common stock issuance, net                                    (6)         (213)                                             (213)
Shares issued through employee stock purchase plan            58           105                                               105
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                                    17,294    $  182,189  $  22,874   $  (86,757)  $   (9,089)  $  109,217
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss                                                                                    (16,068)
   Cash flow hedge:
     Derivative loss, net of $2,205 deferred tax
       benefit                                                                                               (3,463)
     Reclassification of unrealized loss to realized
       loss, included in net income                                                                              65
       Comprehensive loss                                                                                                (19,466)
Dividends on preferred shares                                                                   (5,190)                   (5,190)
Shares issued through employee stock purchase plan           233            97                                                97
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                               17,527    $  182,286  $  22,874   $ (108,015)  $  (12,487)  $   84,658
----------------------------------------------------------------------------------------------------------------------------------

      See Notes to Condensed Consolidated Financial Statements.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements


1. SIGNIFICANT ACCOUNTING POLICIES

        In the opinion of NTELOS Inc. ("NTELOS" or the "Company"), the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 2001, which is derived from audited financial statements, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

        ACCOUNTING FOR INTANGIBLE ASSETS
        The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under these new rules, goodwill, assembled workforce intangible asset and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with this Statement. Other intangible assets will continue to be amortized over their useful lives. Accordingly, the Company ceased amortization of goodwill, assembled workforce and PCS radio spectrum licenses on January 1, 2002. The cost and net book value of these assets at September 30, 2002 followed by the totals by reportable unit as determined under SFAS No. 142 guidelines are indicated in the following table:

        (In thousands)                                                Cost               Net Book Value
        --------------------------------------------------------------------------------------------------
        Goodwill                                              $     145,634              $    134,466
        PCS Radio Spectrum Licenses In Service                      436,523                   419,755
        Assembled Workforce                                           1,800                       940
        --------------------------------------------------------------------------------------------------
               Total Indefinite Lived Assets                  $     583,957              $    555,161
        ==================================================================================================
        Indefinite Lived Assets by Reporting Unit
        -----------------------------------------
        Wireless PCS                                          $     464,070              $    444,592
        Telephone                                                    68,472                    65,463
        Network                                                      26,769                    25,582
        Internet                                                     12,665                     9,833
        Other
            Wireless Cable                                            4,260                     3,654
            Wireline Cable                                            7,721                     6,037
        --------------------------------------------------------------------------------------------------
               Total Indefinite Lived Assets                  $     583,957              $    555,161
        ==================================================================================================

        Amortization of indefinite lived intangible assets was $4.1 million ($2.8 million after tax) and $15.0 million ($9.4 million after tax) for the three and nine months ended September 30, 2001. Therefore, the pro forma loss applicable to common shares for the three and nine months ended September 30, 2001 adjusted for the impact of SFAS No. 142 was $10.6 million ($.63 per common share) and $49.6 million ($3.05 per common share). The Company continues to amortize intangible assets related to tower franchise rights and an employment agreement, non-compete agreements and customer lists from past acquisitions which have a book value of $15.8 million as of September 30, 2002. For those intangible assets that will continue to be amortized, the expected amortization is as follows: $4.3 million in 2003, $4.2 million in 2004, $4.2 million in 2005, $.7 million in 2006, $.4 million in 2007 and $2.9 million thereafter.

        During the quarter ended June 30, 2002, the Company completed the required impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002. The Company performed testing of wireless goodwill and the wireless assembled workforce intangible asset utilizing a combination of a discounted cash flow method and other market valuation methods. The Company's testing of PCS radio spectrum licenses and goodwill in the other reporting units utilized a discounted cash flow method. The discounted cash flow method involved long term cash flow projections using numerous assumptions and estimates related to these projections. The Company engaged an independent appraisal firm to perform valuation work related to the PCS radio spectrum licenses, goodwill and assembled workforce on the wireless segment. Based on the fair value testing of the licenses, the Company determined that there was no impairment to the PCS radio spectrum licenses as of January 1, 2002 and through June 30, 2002. The Company also completed the transitional impairment testing as of January 1, 2002 for goodwill and the assembled workforce during the second quarter of 2002. Based on this testing, no impairment exists on goodwill or the assembled workforce intangible asset as of January 1, 2002. No further SFAS No. 142 testing was performed for the quarter ended September 30, 2002 based on our assessment that no material impairment indicators existed subsequent to

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued


        the completion of the work performed as of June 30, 2002 which would require re-testing as of September 30, 2002. The Company will perform the annual SFAS No. 142 testing of all goodwill and indefinite lived intangible assets as of October 1, 2002 for the year ended December 31, 2002. The annual impairment testing as of October 1, 2002 has not yet been completed.

        OTHER NEW ACCOUNTING PRONOUNCEMENTS
        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under EITF Issue No. 94-3, certain exit costs were accrued upon management's commitment to an exit plan, which was generally before an actual liability had been incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The Company recognized $1.3 million and $1.4 million in restructuring costs in the first and second quarter 2002, respectively, based on management's commitment and other requirements under existing accounting guidance. Had the Company reported these charges under SFAS No. 146, the timing of recognition would have been impacted as the related liabilities would have been recognized when incurred.

        FINANCIAL STATEMENT CLASSIFICATIONS
        Certain amounts on the prior year financial statements have been reclassified, with no effect on net income, to conform to classifications adopted in 2002. At September 30, 2002, accounts receivable is shown net of $21.4 million allowance for doubtful accounts ($14.0 million at December 31, 2001). Costs in excess of net assets of business acquired and other intangibles are shown net of accumulated amortization of $22.3 million at September 30, 2002 ($18.5 million at December 31, 2001). Additionally, PCS radio spectrum licenses and other radio spectrum licenses are shown net of accumulated amortization of $16.8 million and $4.1 million, respectively, at September 30, 2002 ($17.2 million and $3.8 million, respectively, at December 31, 2001).

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

2. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        The Company manages its business segments with separable management focus and infrastructures. The "Other" segment is comprised of the paging operation, all cable operations, other communications services operations and leasing income from third party leases of excess building space. Additionally, certain unallocated corporate related items that, in management's opinion, do not provide direct benefit to the operating segments, are included in Other. Total unallocated corporate operating expenses excluding depreciation and amortization were $1.1 million and $.4 million for the three month period ended September 30, 2002 and 2001, respectively, and were $5.6 million and $1.4 million for the nine month period ended September 30, 2002 and 2001, respectively. The amount for the nine month period ended September 30, 2002 includes a restructuring charge of $2.7 million (Note 8).

        Depreciation and amortization of corporate assets is included in the "Other" column in the tables below. This amounted to $38,000 and $.5 million for the quarters ended September 30, 2002 and 2001, respectively, of the total "Other" depreciation and amortization. For the nine months ended September 30, 2002 and 2001, depreciation and amortization of corporate assets totaled $.2 million and $.9 million, respectively.

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

        (in thousands)            Telephone     Network       CLEC      Internet   Wireless PCS      Other          Total
        -----------------------------------------------------------------------------------------------------------------------
        For the three months ended September 30, 2002
        ---------------------------------------------
        Revenues                $ 12,091       $     2,010$     5,513  $    4,576  $      40,790 $      3,122  $       68,102
        EBITDA*                        8,653         1,645      1,674       1,354          3,845          833          18,004
        Depreciation &
           Amortization                1,963           820       1,470      1,203         15,387          478          21,321
        Operating Loss                 6,690           825        204         151        (11,542)         355          (3,317)

        For the three months ended September 30, 2001
        ---------------------------------------------
        Revenues                $     10,929   $     2,403$     3,804  $    4,377  $      31,996 $      2,552  $       56,061
        EBITDA*                        6,873         1,951       (226)        353         (2,968)       1,090           7,073
        Depreciation &
           Amortization                2,843         1,069        609         996         17,016          617          23,150
        Operating Loss                 4,030           882       (835)       (643)       (19,984)         473         (16,077)

        As of and for the nine months ended September 30, 2002
        ------------------------------------------------------
        Revenues                $     34,329   $     6,378$    16,106  $   13,856  $     115,106 $      7,242  $      193,017
        EBITDA*                       23,024         5,058      3,270       3,181          7,756       (1,987)         40,302
        Depreciation &
           Amortization                5,582         2,303      2,987       2,672         49,787        1,743          65,074
        Operating Loss                17,442         2,755        283         509        (42,031)       3,730         (24,772)

        Total Segment Assets         134,466        53,403     30,510      17,064        723,944       18,788         978,175
        Corporate Assets                                                                                              152,637
                                                                                                               ----------------
        Total Assets                                                                                           $    1,130,812
                                                                                                               ================

        As of and for the nine months ended September 30, 2001
        ------------------------------------------------------

        Revenues                $     31,472   $     6,318$    12,445  $   13,035  $      87,592 $      7,280  $      158,142
        EBITDA*                       20,039         5,087      1,261         667        (13,705)       2,825          16,174
        Depreciation
           &Amortization               7,616         2,644      1,748       2,905         42,844        1,633          59,390
        Operating Loss                12,423         2,443       (487)     (2,238)       (56,549)       1,192         (43,216)

        Total Segment Assets         128,768        53,295     30,108      18,220        805,104       32,101       1,067,596
        Corporate Assets                                                                                              142,531
                                                                                                               ----------------
        Total Assets                                                                                           $    1,210,127
                                                                                                               ================

        * Operating Income before depreciation and amortization.

3. INVESTMENTS IN WIRELESS AFFILIATES

        On February 13, 2001, pursuant to the Company's merger with R&B (Note
        4), the Company's common ownership interest increased in the Virginia PCS Alliance, L.C. ("VA Alliance") from 65% to 91% and increased in the West Virginia PCS Alliance, L.C. ("WV Alliance") from 45% to 79%. The Company began consolidating the results of the VA Alliance in 2000 and began consolidating the results of the WV Alliance on February 13, 2001. From this date to January 2002, the Company has purchased additional minority interest in the VA Alliance and the WV Alliance and, at September 30, 2002, held common interests of 97% and 98%, respectively.

        The VA Alliance is a PCS provider serving a 1.7 million populated area in central and western Virginia. The WV Alliance is a PCS provider serving a 2.0 million populated area in West Virginia and parts of eastern Kentucky, southwestern Virginia and eastern Ohio.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued

4. MERGER AND ACQUISITIONS

        Effective February 13, 2001, the Company closed on its merger with R&B. Under the terms of the merger, the Company issued approximately 3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The merger was accounted for using the purchase method of accounting and was valued at $131.8 million, or $35.47 per share based on the average share price for the two days preceding May 18, 2000, the date the merger terms were agreed to and announced. The purchase price in excess of the net assets acquired was $95.3 million, $68.5 million of which was allocated to goodwill in the telephone segment and the remaining $26.8 million was allocated to goodwill in the network segment. Additionally, fair value adjustments of $14.4 million were made to certain PCS licenses in which R&B held an ownership interest. As of February 13, 2001, the Company assumed debt of $7.3 million from R&B payable in the years 2001 through 2026.

        R&B is an Integrated Communications Provider ("ICP") providing local and long distance telephone service and dial-up and high-speed Internet service to business and residential customers in Roanoke, Virginia and the surrounding area, as well as in the New River Valley of Virginia.

5. LONG-TERM DEBT

        The Company has a $100 million revolving credit facility as part of its Senior Credit Facility. As of September 30, 2002, the Company had borrowed $23.5 million under this revolver. Availability of the remaining amount of this facility to fund capital expenditures and interest payments is subject to compliance with the covenants, terms and conditions, including accuracy of representations and warranties, of the Senior Credit Facility.

        Regarding the Senior Credit Facility covenants, the 2002 annual minimum EBITDA level is $49.6 million and includes quarterly rolling twelve month thresholds. At September 30, 2002, we were in compliance with all of our financial covenant requirements and we anticipate compliance through the remainder of 2002. At September 30, 2002, our rolling twelve month EBITDA, as adjusted per the covenant definition, was $45.9 million, inclusive of $18.0 million for the third quarter of 2002. Based on current EBITDA levels, the Company expects EBITDA for the remaining three months of 2002 to be in excess of the $8.0 million needed in order to comply with the EBITDA covenant at December 31, 2002.

        Beginning in the quarter ending March 31, 2003, our Senior Credit Facility requires compliance with leverage and senior leverage ratios and interest and fixed charge coverage ratios. In 2003, under our current operating plan, we anticipate growth in PCS subscribers at levels comparable to 2002, average revenue per unit ("ARPU") levels consistent with 2002, and continued lowering of PCS customer churn in order to create significant growth in cash flow from our wireless segment. We also anticipate continued revenue growth from our wireline segments and continuing cost containment measures. However, this operating plan would result in a violation of the Company's Senior Credit Facility covenants in 2003 due to lower than originally forecasted ARPU levels resulting from increased competition and competitive pricing and the significant up-front, acquisition costs associated with continued PCS subscriber growth. Thus, in order to pursue this plan, the Company will need to amend its covenants, alter its existing capital structure, generate cash flow from non-core asset divestitures, or seek additional capital resources.

        Alternatively, if these efforts are unsuccessful, in order to attempt to comply with the 2003 covenants, the Company would pursue a plan to increase short-term operating cash flows by reducing PCS subscriber growth, thereby reducing the related costs of acquiring new subscribers, to result in moderate to flat net growth in PCS subscribers and forego growth in its lower margin residential Internet dial-up business. Concurrent with this reduction in growth, operating expenses would be reduced accordingly. In addition, this alternative plan would require significant further cost reduction and containment measures, as well as reduction and deferral of capital expenditures. The alternative plan, while increasing short-term operating cash flows, would adversly impact long-term operating cash flows.

        In addition, the Company's next semi-annual interest payment on its senior and subordinated notes is due February 15, 2003. The availability of funds to make these payments would be subject to continued availability of the revolving credit facility.

        The Company has engaged UBS Warburg as its financial advisor to analyze its business plan for 2003 and beyond and address the Company's capital structure. Also, the Company has commenced discussions with the administrative agent for the Senior Credit Facility with respect to the Company's business plan, capital structure, covenants and access to the revolving credit.

        The financial statements in this report have been prepared on a going concern basis. If the Company were to be unsuccessful in addressing its capital structure and covenants, we would not have sufficient financial resources and our ability to make scheduled interest and principal payments on our senior and subordinated notes would be significantly impaired. If this were to occur, in early 2003 there could arise substantial doubt about our ability to continue as a going concern. In addition, there would likely be an adverse impact on our valuation of certain long-lived assets, including radio spectrum licenses and goodwill, which would likely result in impairment charges associated with the carrying values of these assets. The accompanying financial statements do not reflect any adjustments to the carrying value of the Company's net assets or the amount and classification of liabilities. Such adjustments would be necessary in the event that the Company is not able to continue as a going concern.

                                   NTELOS Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Continued

6. SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

        The Company made scheduled semi-annual payments of interest for $18.2 million on the $280 million senior notes out of restricted cash during the quarters ending March 31, 2001 and 2002 and the quarters ending September 30, 2001 and 2002, in accordance with the terms and conditions set forth in the senior note indenture. The semi-annual payment made August 15, 2002 is the final payment made from restricted cash. Additionally, see Note 4 above for the non-cash merger transaction with R&B.

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

        In July 2002, the Company sold certain other excess PCS radio spectrum licenses for proceeds of $3.6 million, recognizing a $3.6 million gain.

        In July 2002, the Company agreed to terms with telegate AG, the purchaser of NTELOS' directory assistance operation in 2000, to release telegate AG from certain building lease obligations related to that transaction. In consideration, the Company received $.9 million in cash and $.2 million in furniture and fixtures. This $1.1 million settlement was reported in operating revenues within the other communications services line. The original lease term was five years with annual lease revenue of $.8 million, which was reported in operating revenues within the other communication services line as well. In 2002, prior to the termination settlement, the Company recorded lease revenue of $.5 million.

        Over the course of the nine month period ended September 30, 2002, the Company sold various investments for $1.6 million, which approximated the related investment carrying values. Additionally, during the second quarter of 2002, the Company recognized a $1.1 million permanent impairment loss associated with its investment in Worldcom Inc.

7. INCOME TAXES

        The effective tax rate in the three and nine months ended September 30, 2002 was 17.0% and 9.0% as compared to an effective income tax rate at December 31, 2001 of 35.1%. For the three and nine months ended September 30, 2002, the Company reported an income tax benefit of $3.3 million and $6.9 million, respectively. This benefit is net of a valuation allowance recorded at September 30, 2002 of $20.5 million. This valuation allowance takes into consideration the Company's projected tax losses for the year, the existence of an unrealized loss associated with the interest rate swap agreement and the deferred tax financial position. The allowance was required based on lack of certainty that the net operating loss tax assets will be recoverable within the statutory carryforward period. The current year rate, absent the valuation allowance, was 35.8%. In the prior year, the effective income tax rate was below the statutory rate primarily due to non-deductible goodwill. These permanent differences are absent in the current year (Note 1). However, the current year rate, before the valuation allowance, is reduced from the statutory rate primarily by non-deductible basis differences in licenses sold.

8. EARNINGS PER SHARE

        The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB Statement No. 128, Earnings Per Share, was not increased by assumed conversion of dilutive stock options in the three and nine months ended September 30, 2002 and 2001 due to the fact that the Company recorded a net loss for the respective periods. For the nine months ended September 30, 2002, the Company had common stock equivalents from options totaling 79,000 shares and 300,000 stock warrants which would be dilutive. For the three months ended September 30, 2002, the Company had no common stock equivalents and 300,000 stock warrants which would be dilutive. For the three and nine months ended September 30, 2001, the Company had common stock equivalents from options totaling 40,000 shares and 24,000 shares, respectively, and 300,000 stock warrants which would be dilutive. However, these common stock equivalents are antidilutive as additional shares would decrease the computed loss per share; therefore, basic and diluted earnings per share are the same. The Company currently has a total of 1.6 million options outstanding and 1.3 million warrants outstanding to acquire shares of common stock. Of these, .6 million options and all of the warrants are currently exercisable.

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

        A restructuring charge was reported during the first six months of 2002 for $2.7 million relating to severance costs and pension curtailment costs for employees affected by the reduction in force activity and lease termination obligations associated with the exit of certain facilities. Of the $2.7 million total, $.8 million was paid prior to September 30, 2002 and $1.9 million remained in the accrual at September 30, 2002.

10. PRO FORMA RESULTS

        The pro forma unaudited results of operations for the nine months ended September 30, 2001, assuming consummation as of January 1, 2001 of the transactions more fully described in the Note 4 above and in the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report are as follows:

       (In thousands, except per share data)                                 Nine Months Ended
                                                                            September 30, 2001
       ------------------------------------------------------------------------------------------
       Operating revenues                                               $          163,309
       Operating expenses other than depreciation and amortization                 147,679
       Depreciation and amortization                                                60,550
       Operating loss                                                              (44,920)
       Net loss                                                                    (48,073)
       Dividend requirements on preferred stock                                    (14,226)
       Loss applicable to common shares                                            (62,299)
       Loss per common share - basic and diluted                        $            (3.70)

                                   NTELOS Inc.
Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
Overview

We are a leading regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers primarily in Virginia and West Virginia and in portions of certain other adjoining states. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. Our sales strategy is focused largely on a direct relationship with our customers through our 65 retail stores located across the regions we serve as a direct business sales approach. As of September 30, 2002, we had approximately 251,000 digital PCS subscribers (up from 203,800 at September 30,
2001) and approximately 93,500 combined incumbent local exchange carrier ("ILEC") and competitive local exchange carrier ("CLEC") access lines installed (up from 82,600 installed lines at September 30, 2001).

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

We completed a majority of our geographic expansion in 2001 and are continuing to focus our growth efforts within our existing markets on our core communications services, primarily digital PCS services, high-speed data transmission and local telephone services and Internet access, including dedicated, high-speed DSL and dial-up services. In February 2001, the Company completed closing of the merger agreement with R&B, an integrated communications provider in a geographic market contiguous to ours, and commensurate therewith, began consolidating the results of the WV PCS Alliance L.C. ("WV Alliance")(Note
4).

The Company has engaged UBS Warburg as its financial advisor to analyze its business plan for 2003 and beyond and address the Company's capital structure. Also, the Company has commenced discussions with the administrative agent for the Senior Credit Facility with respect to the Company's business plan, capital structure, covenants and access to the revolving credit facility. See further discussion in Liquidity and Capital Resource section that follows.

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

Discussions throughout the results of operations section refer to comparisons on a pro forma basis. The actual results in the first quarter of 2001 exclude R&B and WV Alliance for the period January 1, 2001 to February 13, 2001, the date of the R&B merger and concurrent consolidation of WV Alliance. Therefore, pro forma comparisons add R&B and WV Alliance results for this 43 day period to the actual results for the three and nine months ended September 30, 2001.

Our critical accounting policies are discussed in detail in the Management's Discussion and Analysis section of our 2001 Annual Report to Shareholders. We have not made any significant changes to these policies with the exception of our accounting for intangible assets. As discussed in Note 1, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with this Statement. Other intangible assets will continue to be amortized over their useful lives. Accordingly, we ceased amortization of goodwill, an assembled workforce intangible asset, and PCS radio spectrum licenses on January 1, 2002.

We performed the required impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002. Additionally, we performed this impairment testing as of June 30, 2002 for the PCS radio spectrum licenses, goodwill and assembled workforce on the wireless segment and the goodwill on the network segment due to the presence of certain changes in market conditions. We engaged an independent appraisal firm to perform valuation work related to the PCS radio spectrum licenses and goodwill and assembled workforce on the wireless segment.

                                   NTELOS Inc.
Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

Our testing of wireless goodwill and our wireless assembled workforce intangible asset utilized a combination of a discounted cash flow method and other market valuation methods. In testing our PCS radio spectrum licenses, as well as the goodwill testing for our reporting units (as defined under the guidance of SFAS No. 142) other than the wireless reporting unit, we relied on discounted cash flow valuation models. Market valuation testing was not used in these areas due to the limited transaction activity in the recent timeframe. Based on current economic conditions and the volatility of market pricing of the telecommunications sector, we believe that the discounted cash flow method more appropriately measures these long-term values. The discounted cash flow method involved long term cash flow projections using numerous assumptions and estimates related to these projections. Cash flows were projected over a ten year time frame and, at the conclusion of this period, we assessed a terminal value of the PCS radio spectrum licenses and our reporting units. Terminal values were determined by multiples of cash flow utilizing the Gordon growth model formula (i.e. 1 divided by discount rate less growth rate). The discount rates used in each of the discounted cash flow models were specific to the segment assets being measured. The discount rate used in the testing of the PCS licenses and the wireless reporting unit goodwill and assembled workforce intangible asset was determined with the assistance of the independent appraisal firm. In addition, the values of the PCS radio spectrum licenses were measured in the aggregate given the contiguous region we serve and the centralized management, engineering, sales and marketing and reporting functions. Had fair value testing been performed separately for each individual PCS radio spectrum license, there would likely have been some licenses with fair value less than book value and other licenses with book value less than fair value. Collectively, the projections and assumptions used in this fair value testing involve risks and uncertainties including but not limited to those discussed below.

Based on this fair value testing, we determined that there was no impairment to the PCS radio spectrum licenses or the goodwill and assembled workforce intangible asset on the wireless and network segments as of January 1, 2002 and through June 30, 2002. Additionally, goodwill on the other reporting units was not impaired as of January 1, 2002. No further SFAS No. 142 testing was performed for the quarter ended September 30, 2002 based on our assessment that no material impairment indicators existed subsequent to the completion of the work performed as of June 30, 2002 which would require re-testing as of September 30, 2002. The Company will perform the annual SFAS No. 142 testing of all goodwill and indefinite lived intangible assets as of October 1, 2002 for the year ended December 31, 2002. The annual valuation work as of October 1, 2002 has not yet been completed.

The discussion and analysis herein should be read in conjunction with the financial statements and the notes thereto included herein. Much of the discussion in this section involves forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those results anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in the Form 10-K for the year ended December 31, 2001, under "Investment Considerations". We wish to caution readers that these forward-looking statements and any other forward-looking statements made by us are based on a number of assumptions, estimates and projections including but not limited to: capital intensity of the wireless telephone business and our debt structure; our substantial debt obligations and our ability to service those obligations; restrictive covenants, continued accuracy of representations and warranties, and consequences of default contained in our financing arrangements; the cash flow and financial performance of our subsidiaries; the competitive nature of the wireless telephone and other communications services industries; the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services; retention of our existing customer base, including our wholesale customers; our ability to attract new customers and maintain and improve average revenue per subscriber; unfavorable economic conditions on a national and local level; effects of acts of terrorism or war (whether or not declared); changes in industry conditions created by federal and state legislation and regulations; demand for wireless and wireline communications services; rapid changes in technology; adverse changes in the roaming rates we charge and pay; values of non-strategic assets such as excess PCS and other spectrum licenses may

                                   NTELOS Inc.
Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

fluctuate and are currently below that of recent transactions the Company has completed; the level of demand for competitive local exchange services in smaller markets; our ability to manage and monitor billing; possible health effects of radio frequency transmission; and, the impact of decline in the Company's stock price and its ability to maintain minimum listing standards of the NASDAQ stock market. The Company has been notified by NASDAQ that the price of its common stock does not meet the $1 per share requirement for continued inclusion on the NASDAQ National Market. NTELOS will have until December 30, 2002 to regain compliance or may choose to apply to transfer to the NASDAQ SmallCap Market. If such application is made and approved, the Company will be afforded a 180-calendar day grace period (to March 30, 2003) and may also be eligible for an additional 180-calendar day grace period, which would expire September 29, 2003. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those in the above and other forward-looking statements. Forward-looking statements included herein are as of the date hereof. We are not obligated to update or revise any forward-looking statements or to advise of any changes in the assumptions on which they are based, whether as a result of new information, future events or otherwise.

         Revenues

         Our revenues, net of bad debt expense, are generated from the following categories:

     o wireless PCS, consisting of retail, service and wholesale digital PCS revenues;
     o wireline communications, including ILEC service revenues, CLEC service revenues, Internet, fiber optic network usage (or carrier's carrier services), and long distance revenues; and,
     o other communications services revenues, including revenues from paging, wireless and wireline cable television, our sale and lease of communications equipment and revenue from leasing excess building space.

         Operating Expenses

         Our operating expenses are generally incurred from the following categories:

     o cost of sales, exclusive of other operating expenses shown separately, including digital PCS handset equipment costs which we sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs;

     o maintenance and support expenses, including costs related to specific property, plant and equipment, as well as indirect costs such as engineering and general administration of property, plant and equipment;

     o depreciation and amortization, including amortization of intangible assets where applicable (Note 1) and depreciable long lived property, plant and equipment;

     o customer operations expenses, including marketing, product management, product advertising, sales, billing, publication of a regional telephone directory, customer care and directory services;

     o corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses; and,

     o restructuring charges associated with organizational initiatives, workforce reductions and exiting certain facilities.




         Other Income (Expenses)

         Our other income (expenses) are generated (incurred) from interest income and expense, equity loss from the WV Alliance (through February 13, 2001), and gains or losses on sale of investments and other assets.

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


Results of Operations

Three and Nine Months Ended September 30, 2002
Compared to Three and Nine Months Ended September 30, 2001

OVERVIEW
EBITDA increased $10.9 million or 155%, from $7.1 million for the three months ended September 30, 2001 to $18.0 million for the three months ended September 30, 2002 and EBITDA increased $24.1 million or 149%, from $16.2 million for the nine months ended September 30, 2001 to $40.3 million for the nine months ended September 30, 2002. Operating loss decreased $12.8 million or 79%, from a loss of $16.1 million to a loss of $3.3 million for the three months ended September 30, 2001 and 2002, respectively. Operating loss decreased $18.4 million or 43%, from $43.2 million for the nine months ended September 30, 2001 to $24.8 million for the nine months ended September 30, 2002. Included in the 2002 three and nine month results was a lease termination fee of $1.1 million reported in the Other segment (Note 6) and $.7 million of accelerated depreciation related to certain CLEC equipment due to early replacement during the period or based on scheduled early replacement later in 2002. Included in the nine months ended September 30, 2002 was accelerated depreciation of $15.3 million ($2.9 million for the third quarter 2002 and $1.8 million in the three and nine months ended September 30, 2001) on certain PCS assets due to early replacement during the period or based on scheduled early replacement later in 2002 or 2003, restructuring charges of $2.7 million, all of which were recorded in the first and second quarter 2002, and a $15.0 million ($4.1 million for third quarter
2002) reduction in amortization of intangibles due to the adoption of SFAS No. 142 (Note 1). Excluding these items from the respective periods in which they occurred, EBITDA increased $9.8 million (138%) and operating loss decreased $9.4 million (92%) in third quarter 2002 compared to third quarter 2001. Excluding these same items for the nine months ended September 30, 2002 as compared to the comparable nine month period in 2001, EBITDA increased $25.7 million (159%) and operating loss decreased $19.2 million (73%).

WIRELESS PCS OVERVIEW - The PCS segment added 42,000 customers in the third quarter 2002, up 31% from 32,100 gross additions in the third quarter 2001. Total net customer additions for the third quarter 2002 were 13,000, more than double the 5,200 in third quarter 2001 and 35% greater than the net additions from the previous quarter. Average monthly revenue per subscriber ("ARPU") remained relatively constant and cost of acquisition per gross customer addition decreased approximately 15% for the three and nine month periods, while wholesale and roaming revenues increased $3.8 million (78%) and $8.0 million (55%) for the respective three and nine month periods ended September 30, 2002 as compared to 2001. These factors, along with cost containment initiatives resulted in revenue and EBITDA growth of $8.8 million (27%) and $6.8 million (230%), respectively, for the third quarter 2002 compared to the third quarter 2001. Similar operational trends were present for the nine months ended September 30, 2002 as compared to 2001, resulting in revenue and EBITDA growth of $27.5 million (31%) and $21.5 million, respectively, over the prior year respective periods. EBITDA growth significantly outpaced revenue growth, as operating expense growth lagged revenue growth due to reductions in costs of acquisition per gross addition mentioned above, a reduction in roaming expenses, and focused cost containment measures, as well as the leveraging of the fixed infrastructure.

WIRELINE COMMUNICATIONS OVERVIEW - Wireline communications services realized revenue improvement of $2.7 million and $7.4 million for the three and nine months ended September 30, 2002 over the comparative periods ended September 30, 2001, which translated to EBITDA improvement of $4.4 million and $7.5 million, respectively for the three and nine month periods. EBITDA margin over the three and nine month periods increased from 42% and 43%, respectively, in 2001 to 55% and 49%, respectively, in 2002. These results are driven by growth in ILEC

                                   NTELOS Inc.
Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

minutes (15%), combined CLEC and DSL customer growth (40%), significant cost reductions associated with the CLEC and Internet market restructuring where we have limited or discontinued services in low volume, high cost areas, as well as other restructuring activity in all wireline segments (Note 9). The third quarter 2002 was the first full quarter of savings from the restructuring cost reductions which is offset by the fact that the prior year excluded R&B operations for the period prior to the February 13, 2001 merger date.

OTHER COMMUNICATION SERVICES OVERVIEW - Other communications services revenue increased $.6 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 and declined $38,000 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The third quarter comparative increase is due to the $1.1 million one time lease termination fee reported in the third quarter 2002 (Note 6). Excluding this one time lease termination fee, revenues declined $.5 million and $1.1 million for the three and nine month periods ended September 30, 2002 as compared to the respective prior year periods. These declines are due primarily from the movement of voicemail assets and operations out of other communications services to the wireless PCS segment (which is the primary user of this service) and from the decline in paging revenues. EBITDA was down $.3 million for the third quarter 2002 compared to third quarter 2001 and $4.8 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The restructuring charge (Note 9 and as discussed below) accounted for $2.7 million of the nine month change. The exclusion of voicemail and a decline in the paging business accounted for $.4 million and $1.0 million of the three and nine month declines, respectively. The balance of the decline prior to the $1.1 million lease termination fee noted above primarily pertains to unallocated corporate expenses related to insurance and certain professional fees.

OPERATING REVENUE

                             Three Months Ended September 30,                           Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                     $            %                                             $            %
($'s in 000's)          2002         2001         Variance    Variance            2002          2001         Variance    Variance
------------------------------------------------------------------------------------------------------------------------------------
Wireless           $    40,790  $     31,996  $       8,794      27%         $    115,106  $     87,592  $      27,514      31%

    ILEC                12,091        10,929          1,162      11%               34,329        31,472          2,857       9%
    Network              2,010         2,403          (393)     (16%)               6,378         6,318             60       1%
    CLEC                 5,513         3,804          1,709      45%               16,106        12,445          3,661      29%
    Internet             4,576         4,377            199       5%               13,856        13,035            821       6%
------------------------------------------------------------------------------------------------------------------------------------
Wireline                24,190        21,513          2,677      12%               70,669        63,270          7,399      12%

Other                    3,122         2,552            570      22%                7,242         7,280           (38)      (1%)
------------------------------------------------------------------------------------------------------------------------------------
Total              $    68,102  $     56,061  $      12,041      21%         $    193,017  $    158,142  $      34,875      22%

WIRELESS PCS REVENUES -- Digital PCS customers grew 47,200, or 23%, from the end of the third quarter 2001 to the end of the third quarter 2002. ARPU was down slightly (2%) for the three months ended September 30, 2002 compared to 2001, reflecting an increase in the number of lower ARPU shared plan customers. However, ARPU grew $1.98, from $43.36 for the nine months ended September 30, 2001 to $45.34 for the nine months ended September 30, 2002 due primarily to a shift in the customer mix to a higher percentage of post-pay type plans versus pre-pay plans (from 74% at September 30, 2001 to 92% at September 30, 2002). Revenue from our wholesale and roaming agreements, primarily from our network services agreement with Horizon, increased $3.8 million or 78%, from $5.0 million for the third quarter of 2001 to $8.8 million for the third quarter of 2002. Wholesale and roaming revenues increased $9.7 million or 67%, from $14.3 million for the nine months ended September 30, 2001 to $24.0 million for the nine months ended September 30, 2002. In addition to this, the WV Alliance was consolidated on February 13, 2001. Therefore, the first quarter 2001 excluded $2.5 million of revenues from the WV Alliance for the first 43 days of 2001, which inflated the nine month growth percentage 3% (i.e. on a pro forma basis, the nine month growth was 28%). The combination of these and other factors resulted in increased total PCS revenues of $8.8 million for the third quarter 2002 compared to the third quarter 2001, and $27.5 million for the nine months ended September 30, 2002 compared to the prior year nine month period.

                                   NTELOS Inc.
Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

WIRELINE COMMUNICATIONS REVENUES--Wireline communications revenues increased $2.7 million, or 12%, for the three months ended September 30, 2002 compared to the 2001 comparative period and increased $7.4 million, or 12%, for the nine months ended September 30, 2002 compared to the same period in the prior year. CLEC and ILEC comprised a majority of this increase, as indicated in the revenue chart above.

o Telephone Revenues. Telephone (Incumbent Local Exchange or "ILEC") revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our ILEC business increased $1.2 million, or 11%, and $2.9 million, or 9%, for the three and nine months ended September 30, 2002 compared to the prior year three and nine month comparative periods. In the first quarter 2001, revenues from the R&B ILEC prior to consolidation were $1.3 million. Therefore, pro forma ILEC revenues for the nine month periods increased $1.6 million or 5%. Bad debt expense increased $.7 million in the nine months ended September 30, 2002 versus 2001 due to increases to carrier access receivable reserves from carriers with financial difficulties (pre-petition uncollected receivables from Worldcom Inc. are fully reserved at September 30, 2002 in this and the other relevant segments). Adjusting for these factors, growth was approximately 7% during the nine month comparative periods. This growth is due to minutes of use growth driving up access revenues, which grew $29.3 million, or 15%, over the nine month comparative periods, offset by a decrease in toll revenue and insignificant growth in local revenue.

o Fiber Optic Network Usage Revenues. Revenues from fiber optic network usage operations decreased $.4 million or 16%, in the three month comparative periods, but increased $60,000, or 1%, in the nine month comparative periods. In the first quarter of 2001, revenues from R&B Network prior to consolidation were $.6 million. Therefore, on a pro forma basis revenues decreased $.5 million over the nine month comparative periods. This was primarily due to reductions in network rates and the loss of certain traffic in the second half of 2001 and in 2002, partially offset by growth in usage.

o CLEC Revenues. CLEC revenues increased $1.7 million, or 45%, and $3.7 million, or 29%, for the three and nine months ended September 30, 2002 compared to 2001. Of the nine month increase, $.5 million is attributable to excluded revenues from R&B CLEC prior to the first quarter 2001 consolidation. Additionally, local calling and broadband revenues increased $4.0 million for the comparative nine month periods ($1.3 million for the three month comparative periods) driven by customer growth, with total CLEC customers increasing 10,900, from 30,700 at September 30, 2001 to 41,600 at September 30, 2002. For the nine month comparative periods, the local and broadband revenue increases were partially offset by a $1.3 million decline in reciprocal compensation due to FCC mandated rate decreases made in late 2001. Further FCC mandated rate decreases are scheduled in late 2002.

o Internet Revenues. Revenues from Internet services increased $.2 million, or 5%, for the three month comparative period and increased $.8 million, or 6%, for the nine months ended September 30, 2002 compared to 2001. During the third quarter 2002, we completed the consolidation of the billing systems from acquired Internet companies and, as a result, a dial-up customer adjustment (reduction) of approximately 3,100 was required. This adjustment had no financial impact. In addition to this, we had a net 1,100 decrease in customers during the third quarter 2002 due to our exiting certain dial-up Internet markets and price increases on certain low-end plans. These actions were taken as part of the 2002 restructuring initiatives. Dial-up customers totaled 68,200 at September 30, 2002. DSL customers increased 2,500 or 83% as of the third quarter end 2002 compared to the third quarter end 2001.

OTHER COMMUNICATION SERVICES REVENUES--Other communications services revenues, including other R&B operations, increased $.6 million for the three month comparative period and decreased $38,000 for the nine months ended September 30, 2002 compared to 2001. This decrease is due to the factors noted in the "Other Communication Services Overview" section above.

                                   NTELOS Inc.
Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

      OPERATING EXPENSES
                                Three Months Ended September 30,                         Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    %                                                        %
($'s in 000's)           2002           2001        Variance     Variance          2002          2001        Variance     Variance
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES, excluding Depreciation & Amortization
Wireless                 36,945   $    34,964   $    1,981          6%      $ $   107,350   $   101,297   $     6,053        6%
    ILEC                  3,438         4,056         (618)       -15%             11,305        11,433          (128)      -1%
    Network                 365           452          (87)       -19%              1,320         1,231            89        7%
    CLEC                  3,839         4,030         (191)        -5%             12,836        11,184         1,652       15%
    Internet              3,222         4,024         (802)       -20%             10,675        12,368        (1,693)     -14%
-----------------------------------------------------------------------------------------------------------------------------------
Wireline                 10,864        12,562       (1,698)       -14%             36,136        36,216           (80)       0%

Other                     2,289         1,462          827         57%              9,229         4,455         4,774      107%
-----------------------------------------------------------------------------------------------------------------------------------
    Sub-Total            50,098       48,988         1,110          2%           152,715       141,968        10,747         8%
Depreciation &
  Amortization           21,321       23,150        (1,829)        (8%)           65,074        59,390         5,684        10%
-----------------------------------------------------------------------------------------------------------------------------------
Total                $   71,419   $    72,138   $     (719)        (1%)       $   217,789   $   201,358   $    16,431        8%

TOTAL OPERATING EXPENSES--Total operating expenses decreased $.7 million or 1%, from $72.1 million in the third quarter of 2001 to $71.4 million for the third quarter 2002. Of this total decrease, $1.8 million pertained to a decrease in depreciation and amortization expense, including a $2.3 million decrease relating to the net effect of accelerated depreciation and the effects of SFAS No. 142 on amortization of intangible assets (see further discussion below in the "Depreciation and Amortization" section). The remaining difference in total operating expenses is a net increase, which is from the cost of sales and customer operations total increase of $2.6 million from customer growth, offset by a $1.5 million decrease in the combined maintenance and support and corporate operations categories. The reduction in maintenance and support and corporate operations expenses are primarily due to cost reductions completed in the second quarter 2002 and continued cost containment and reduction measures taken from network optimization.

Total operating expenses increased $16.4 million, or 8%, from $201.4 million for the nine months ended September 30, 2001 to $217.8 million for the nine months ended September 30, 2002. Of this increase, $6.1 million is from the exclusion of R&B and the WV Alliance from operating expenses in the first 43 days of 2001. Additionally, $5.7 million pertained to an increase in depreciation and amortization expense with the net effect of accelerated depreciation and the effects of SFAS No. 142 on amortization of intangible assets being a net decrease of $.8 million. Finally, $2.7 million is attributable to 2002 restructuring costs. Operating expenses, excluding depreciation and amortization, from the other communication service businesses for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 increased primarily due to restructuring charges of $2.7 million, respectively, and increases in corporate related professional fees and insurance costs.

COST OF SALES--Cost of sales increased $.8 million, or 7%, from $11.9 million for the three months ended September 30, 2001 to $12.7 million for the three months ended September 30, 2002, and increased $2.5 million, or 7%, from $34.6 million for the nine months ended September 30, 2001 to $37.1 million for the nine months ended September 30, 2002. The exclusion of the WV Alliance for the first 43 days of 2001 accounted for $1.4 million of the nine month increase. Therefore, cost of sales only increased $1.1 million, or 3%, after accounting for this exclusion. Gross PCS customer additions increased 9,900, or 31%, from 32,100 in the third quarter 2001 to 42,000 in the third quarter 2002. Gross PCS customer additions increased 10,800, or 10%, from 108,300 for the nine months ended September 30, 2001 to 119,100 for the nine months ended September 30, 2002. The cost of this higher phone sales activity was partially offset by improved network efficiency, lower handset prices and improved inventory control.

                                   NTELOS Inc.
Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

MAINTENANCE AND SUPPORT EXPENSES--Maintenance and support expenses decreased $.7 million or 4%, and increased $3.1 million or 7%, from $16.2 million and $46.0 million for the three and nine months ended September 30, 2001, respectively, to $15.5 million and $49.1 million for the nine months ended September 30, 2002, respectively. Of the nine month increase, $1.7 million relates to the exclusion of R&B and the WV Alliance for the first 43 day of 2001 prior to consolidation. Excluding this, maintenance and support expenses increased 3% for the nine month comparative periods. This increase was primarily attributable to the increased costs (primarily maintenance and repair costs) associated with the increased network asset base, which increased $90 million (22%). Also, CLEC unbundled network elements ("UNE's") and transport costs increased due to CLEC customer growth. Conversely, staff reductions in engineering and operations functions, other restructuring initiatives and network grooming and optimization resulted in significant cost reductions, offsetting most of the cost increases mentioned above.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses decreased $1.8 million or 8%, from $23.1 million for the three months ended September 30, 2001 to $21.3 million for the three months ended September 30, 2002. Depreciation and amortization increased $5.7 million, or 10%, from $59.4 million to $65.1 million for the nine months ended September 30, 2001 and 2002, respectively.

As mentioned above, we reported accelerated depreciation of $2.9 million and $15.3 million for the three and nine months ended September 30, 2002 on wireless digital PCS equipment replaced during the first nine months of 2002 or which are scheduled to be replaced over the remainder of 2002 and into the first half of 2003. During the three and nine months ended September 30, 2001, this accelerated depreciation charge was $1.8 million. The 2002 replacement schedule was accelerated within the year resulting in this significant increase in depreciation during these three and nine month periods. Accelerated depreciation will continue on the assets scheduled to be retired later this year and next. The effect of this is expected to be approximately $1.6 million during fourth quarter 2002 and approximately $1.5 million in 2003. In third quarter 2002, we also recognized $.7 million of accelerated depreciation related to shortening the lives of certain CLEC equipment due to capacity limitations.

In addition to this, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the provisions of SFAS 142, we discontinued amortization of goodwill, wireless PCS spectrum licenses and the assembled workforce intangible asset as of that date as these assets are considered indefinite lived intangible assets not subject to amortization; instead, these assets are subject to periodic impairment testing (Note 1). Amortization of indefinite lived intangible assets was $4.1 million for the third quarter of 2001 and $15.0 million for the nine months ended September 30, 2001 ($15.6 million on a pro forma basis). The remaining increase in depreciation is due to an increase in depreciable assets from September 30, 2001 to September 30, 2002 of $101 million, or 20%.

CUSTOMER OPERATIONS EXPENSES--Customer operations expenses increased $1.8 million, or 11%, and increased $2.3 million, or 5%, from $16.0 million and $46.8 million for the three and nine months ended September 30, 2001 to $17.8 million and $49.1 million for the three and nine months ended September 30, 2002. On a pro forma basis, customer operations expenses increased from the prior year by $.9 million or 2% for the nine month comparative periods. This increase is driven by the 10% increase in the number of gross PCS subscriber additions in the current period compared to the prior year nine month period partially offset by improvements in the selling cost per gross addition. The third quarter 2002 $1.8 million increase is attributable to higher commissions paid in the third quarter related to the significant increase in PCS customer additions (31%) in the third quarter 2002 compared to third quarter 2001 and an increase in the number of sales occurring from the higher cost indirect sales channel over the prior quarters of this year. Additionally, we incurred outsource billing costs for the VA East PCS market through July 2001. After conversion of these customers onto our billing system and insourcing these billing functions, these costs decreased significantly.

                                   NTELOS Inc.
Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

CORPORATE OPERATIONS EXPENSES--Corporate operations expenses decreased $.8 million, or 16%, from $4.8 million to $4.0 million for the three months ended September 30, 2001 and 2002, respectively. Corporate operations expense increased $.2 million or 1%, from $14.5 million for the nine months ended September 30, 2001 to $14.7 million for the nine months ended September 30, 2002. On a pro forma basis, corporate operations expenses decreased $.6 million, or 4%. As mentioned above, legal and other professional services fees and insurance expenses increased (primarily in the ILEC and Other segments), offset by personnel reductions in corporate related back office functions.

RESTRUCTURING CHARGE--Restructuring charges were recorded in the first and second quarters of 2002 based on an approved plan to reduce our workforce by approximately 15% through the offering of early retirement incentives, the elimination of certain vacant and budgeted positions and the elimination of some jobs. The plan also involved exiting certain facilities in connection with the workforce reduction and centralizing certain functions. These charges totaled $2.7 million. This restructuring is expected to generate net savings and reduce future expenses by approximately $3.0 million for the year 2002 and $8.5 million for 2003. We realized the first full quarter of these savings in the third quarter of 2002.

OTHER INCOME (EXPENSES)

Other income (expenses) was comprised of equity loss from WV Alliance (2001 only), gains on sale of assets, interest expense and other income (expense). Our share of losses from the WV Alliance reported under the equity method of accounting, which commenced being consolidated on February 13, 2001 concurrent with our merger with R&B, were $1.3 million during the 43 day period prior to the merger date. Also, we recognized $4.7 million of gains in the first six months of 2002 and $3.7 million in gains in the third quarter of 2002 primarily from the sale of certain excess PCS licenses. In the nine months ended September 30, 2001, we sold our Illuminet Holdings, Inc. stock, recognizing a $23.0 million gain.

Interest expense increased $.2 million, or 1%, from $19.5 million for the three months ended September 30, 2001 to $19.7 million for the three months ended September 30, 2002. Interest expense increased $1.6 million, or 3%, from $57.0 million for the nine months ended September 30, 2001 to $58.6 million for the nine months ended September 30, 2002. This increase is due to the increase in the average debt over the respective periods primarily from capital expenditures needed to support future growth in excess of cash flow generated from current operations. The rate of increase decreased significantly during the third quarter compared to the first and second quarters due to the improved cash flows generated from operations (both from increased EBITDA and improvements in working capital) and a reduction in capital expenditures.

Other income (expense) decreased $1.0 million, from income of $.7 million in the third quarter 2001 to expense of $.3 million in the third quarter 2002. For the nine month comparative periods, other income (expense) decreased $6.0 million, from $4.0 million of income as of September 30, 2001 to $2.0 million of expense as of September 30, 2002. The prior year income was comprised primarily of interest income earned on an average restricted cash balance of approximately $54 million, interest from advances to the WV Alliance, which averaged approximately $68 million during the first 43 days of 2001, and other miscellaneous asset retirement gains. During the nine months ended September 30, 2002, interest income for restricted cash was down significantly due to the reduced average restricted cash balance of approximately $18 million. This income was offset by a $1.1 million permanent impairment recorded for our investment in Worldcom Inc., other corporate financing costs and miscellaneous non-operating expenses.

INCOME TAXES
Income tax benefits decreased $.8 million, from a tax benefit of $4.1 million for the three months ended September 30, 2001 to a tax benefit of $3.3 million for the three months ended September 30, 2002. Income tax benefits decreased $19.7 million, from a tax benefit of $26.6 million for the nine months ended September 30, 2001 to a tax benefit of $6.9 million for the nine months ended September 30, 2002. The 2002 benefit is net of a valuation allowance recorded during the nine months ended September 30, 2002 of $20.5 million. Additionally, with the adoption of SFAS No. 142, we no longer have the permanent differences associated with non-deductible goodwill. Also, we are subject to state minimum taxes in both years. Offsetting these factors in the current year is the non-deductible basis differences in licenses sold, which reduced the rate from the statutory rate. As a result, the effective tax rate was 35.8% in 2002, excluding the impact of the $20.5 million valuation reserve (Note 6), compared to 37.3% in 2001.

                                   NTELOS Inc.
Item 2.               Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations
                                    Continued

LIQUIDITY AND CAPITAL RESOURCES
We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under credit facilities. At September 30, 2002, we had $76.5 million in unused borrowings available under our Senior Secured Term Loan (also referred to as the "Senior Credit Facility") subject to continued compliance with covenants and terms and conditions, including accuracy of representations and warranties, under the facility. Interest payments of $22.5 million on our Senior Notes through August 2002 were paid from restricted cash. All future interest payments will be financed by operations or borrowed under our Senior Credit Facility. The next payment of interest on the Senior Notes is due February 15, 2003. The Senior
Note interest is due semi-annually in the amount of $18.2 million every February 15 and August 15. We borrowed $2.5 million during the third quarter 2002 and $23.5 million in the nine months ended September 30, 2002 against our $100 million line of credit under the Senior Credit Facility.

OPERATING CASH FLOWS
During the nine month period ended September 30, 2002, net cash provided by operating activities was $11.1 million, with $9.9 million provided by operations plus net positive changes in operating assets and liabilities totaling $1.2 million. Within the $9.9 million provided by operations, one of the reconciling items adjusting net income to net cash is an adjustment for $22.5 million, which represents interest expense paid from restricted cash, net of interest income earned from this restricted cash. This is reflected as an adjustment to reconcile net income to net cash since the payment of interest on the Senior Notes is paid out of restricted cash through August 15, 2002. The principal changes in operating assets and liabilities were as follows: accounts receivable increased by $1.0 million or 3% due primarily to a 20% increase in revenues in the third quarter of 2002 over the fourth quarter 2001 offset by improved receivable turnover; inventories and supplies decreased $5.3 million due to efforts to reduce handset inventory levels in recognition of improvement in handset availability and off peak sales volumes; other assets decreased by $1.3 primarily from a decrease in non-trade receivables; and, current liabilities decreased a total of $4.6 million due to the timing of payments.

During the nine month period ended September 30, 2001, net cash used in operating activities was $30.3 million, with $9.0 million used by operations and a net increase in net operating assets totaling $21.3 million. Principal changes in operating assets and liabilities were as follows: accounts receivable increased $3.0 million; inventories and supplies decreased $1.5 million due to the reduction in inventory levels from the quantities on hand at year-end in support of seasonal sales activity through February; other current assets were up $4.8 million, primarily related to increases in other receivables related to various non-trade activity; income taxes went from a receivable at the 2000 year-end of $2.9 million to a $.1 million payable position at September 30, 2001 due to the receipt of the year end receivable and the state minimum tax payable at September 30, 2001; and, accounts payable and other liabilities (excluding additional payables from R&B and the WV Alliance) decreased by $18.1 million due to the timing of payments at and around the respective period ends.

Our cash flows used in investing activities for the nine months ended September 30, 2002 aggregated $32.7 million and primarily included $63.0 million for capital expenditures, $25.0 million of which is for the wireless upgrade to 3G-1XRTT technology in the western markets in support of the Horizon wholesale network services agreement, offset by $31.1 million in proceeds primarily from the sale of communications towers and excess PCS licenses.

Our cash flows used in investing activities for the nine month period ended September 30, 2001 aggregated $34.7 million and included the following:

o    $72.7 million for the purchase of property and equipment;

o $3.5 million of proceeds from the final payment from the sale of the directory assistance operation;

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

Net cash provided by financing activities for the first nine months of 2002 aggregated $14.9 million, which included $23.5 million of additional borrowings against the Senior Credit Facility, a $7.8 million use of cash for scheduled principal payments on other long-term debt and $1.2 million used to pay loan amendment fees.

Net cash provided by financing activities for the nine month period ended September 30, 2001 aggregated $72.4 million, which included $76.0 million proceeds from the issuance of long-term debt, $2.9 million in other debt payments and $1.2 million in debt amendment costs.

Our liquidity needs will be impacted by:

o capital expenditures required to complete the deployment of 3G-1XRTT technology in certain of the VA Alliance and WV Alliance markets;
o capital expenditures required to support customer growth and wholesale usage to provide sufficient PCS capacity;
o capital expenditures required to support CLEC access line growth in existing markets;
o    increasing professional fees from third party advisors and consultants;
     and,
o significant interest expense associated with current and increasing debt levels for which we no longer have restricted cash to pay.

Our liquidity sources include:

o    cash flow from operations;
o $76.5 million available under our Senior Credit Facility as of September 30, 2002, subject to compliance with covenant requirements;
o disposition of additional non-strategic businesses and assets, such as additional sales of excess PCS spectrum and other types of spectrum, such as WCS, LMDS and MMDS. The Company holds PCS licenses in 19 markets where service is currently being provided and 14 markets where service is not currently being provided. In many cases we own licenses covering spectrum in excess of what will be needed to execute our business plan for the foreseeable future. In 2001, we sold $11.6 million of excess spectrum for a gain of $8.6 million and have sold additional inactive or excess PCS spectrum for proceeds of $18.1 million in 2002 to date ($2.5 million of which closed in the first quarter 2002, $12.0 million of which closed in April 2002 and $3.6 million which closed in July 2002); and,
o    public and private debt and equity markets.

We expect capital expenditures for the remainder of 2002 to be between $12 million and $17 million and between $62 million and $68 million in 2003 under our current operating plan. We expect these capital expenditures to be used to:

o deploy 3G-1XRTT technology in certain of the VA Alliance and WV Alliance markets;
o support network capacity and coverage demands of VA East, VA Alliance and WV Alliance operations;
o    support customer growth in CLEC; and,
o support back office tools in order to improve customer satisfaction and improve our internal controls and efficiencies.

Approximately $36 to $39 million of these which have been either incurred during 2001 and 2002 or are anticipated in the fourth quarter of 2002 are based on an obligation within our wholesale agreement with Sprint/Horizon to build out a 3G-1XRTT network in certain markets. The estimated total cost of this build-out is approximately $40 million to $45 million which will be completed by 2003.

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

The Company has a $100 million revolving credit facility as part of its Senior Credit Facility. As of September 30, 2002, the Company had borrowed $23.5 million under this revolver. Availability of the remaining amount of this facility to fund capital expenditures and interest payments is subject to compliance with the covenants, terms and conditions, included accuracy of representations and warranties, of the Senior Credit Facility.

Regarding the Senior Credit Facility covenants, the 2002 annual minimum EBITDA level is $49.6 million and includes quarterly rolling twelve month thresholds. At September 30, 2002, we were in compliance with all of our financial covenant requirements and we anticipate compliance through the remainder of 2002. At September 30, 2002, our rolling twelve month EBITDA, as adjusted per the covenant definition, was $45.9 million, inclusive of $18.0 million for the third quarter of 2002. Based on current EBITDA levels, the Company expects EBITDA for the remaining three months of 2002 to be in excess of the $8.0 million needed in order to comply with the EBITDA covenant at December 31, 2002.

Beginning in the quarter ending March 31, 2003, our Senior Credit Facility requires compliance with leverage and senior leverage ratios and interest and fixed charge coverage ratios. In 2003, under our current operating plan, we anticipate growth in PCS subscribers at levels comparable to 2002, average revenue per unit ("ARPU") levels consistent with 2002, and continued lowering of PCS customer churn in order to create significant growth in cash flow from our wireless segment. We also anticipate continued revenue growth from our wireline segments and continuing cost containment measures. However, this operating plan would result in a violation of the Company's Senior Credit Facility covenants in 2003 resulting from lower than originally forecasted ARPU levels due to increased competition and competitive pricing and the significant up-front, acquisition costs associated with continued PCS subscriber growth. Thus, in order to pursue this plan, the Company will need to amend its covenants, alter its existing capital structure, generate cash flow from non-core asset divestitures, or seek additional capital resources.

Alternatively, if these efforts are unsuccessful, in order to attempt to comply with the 2003 covenants, the Company would pursue a plan to pursue a plan to increase short-term operating cash flows by reducing PCS subscriber growth, thereby reducing the related costs of acquiring new subscribers, to result in moderate to flat net growth in PCS subscribers and forego growth in its lower margin residential Internet dial up business. Concurrent with this reduction in growth, operating expenses would be reduced accordingly. In addition, this alternative plan would require significant further cost reduction and containment measures, as well as reduction and deferral of capital expenditures. This alternative plan, while increasing short-term operating cash flows, would adversely impact long-term operating cash flows.

In addition, the Company's next semi-annual interest payment on its senior and subordinated notes is due February 15, 2003. The availability of funds to make these payments would be subject to continued availability of the revolving credit facility.

The Company has engaged UBS Warburg as its financial advisor to analyze its business plan for 2003 and beyond and address the Company's capital structure. Also, the Company has commenced discussions with the administrative agent for the Senior Credit Facility with respect to the Company's business plan, capital structure, covenants and access to the revolving credit facility.

The financial statements in this report have been prepared on a going concern basis. If the Company were to be unsuccessful in addressing its capital structure and covenants, we would not have sufficient financial resources and our ability to make scheduled interest and principal payments on our senior and subordinated notes would be significantly impaired. If this were to occur, in early 2003 there could arise substantial doubt about our ability to continue as a going concern. In addition, there would likely be an adverse impact on our valuation of certain long-lived assets, including radio spectrum licenses and goodwill, which would likely result in impairment charges associated with the carrying values of these assets. The accompanying financial statements do not reflect any adjustments to the carrying value of the Company's net assets or the amount and classification of liabilities. Such adjustments would be necessary in the event that the Company is not able to continue as a going concern.

This alternative plan, while increasing short-term operating cash flows, would adversely impact long-term operating cash flows. The accompanying financial statements do not reflect any adjustments to the carrying value of the Company's net assets or the amount and classification of liabilities. Such adjustments would be necessary in the event that the Company is not able to continue as a going concern.

                                   NTELOS Inc.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company's Senior Credit Facility of $325 million, $248.5 million of which was outstanding at September 30, 2002, bears interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The Company's unsecured senior notes and unsecured subordinated notes, with a total book and face value of $356.6 million and $375 million, respectively, are at fixed interest rates of 13% and 13.5%, respectively. The Company has other fixed rate, long-term debt totaling $24.6 million at September 30, 2002.

The Company is exposed to market risks primarily related to interest rates. To manage its exposure to interest rate risks and in accordance with conditions of the senior note indenture, the Company entered into two, five year interest rate swap agreements with notional amounts of $162.5 million in September 2000. These swap agreements manage the Company's exposure to interest rate movements by effectively converting a portion of the long-term debt from variable to fixed rates. The net face amount of interest rate swaps subject to variable rates as of September 30, 2002 and December 31, 2001 was $162.5 million. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 1.84% as of September 30, 2002. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes. Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At September 30, 2002, the Company had no exposure to credit loss on interest rate swaps. At September 30, 2002 and December 31, 2001, the swap agreements had a fair value $20.4 million and $13.1 million, respectively, below their face value. These amounts are recorded as long-term liabilities at the respective period ends. The effects of a one percentage point change in LIBOR rates would change the fair value of the swap agreements by $5.3 million for a one percentage point increase in the rate (to $15.1 million below face value) and $5.5 million for a one percentage point decrease in the rate (to $25.9 million below face value).

The Company has interest rate risk on the amount above the $162.5 million of senior bank debt covered by the swap noted above. At September 30, 2002, the Company's senior bank debt totaled $248.5 million, or $86 million over the swap agreements.

The Company's senior notes are trading at rates well below their book values. The Company's management believes that the risk of the fair value exceeding the carrying value of this debt in the foreseeable future is remote due to the current trading level, as well as market and industry conditions.

At September 30, 2002, the Company's financial assets included cash and cash equivalents of $.5 million and securities and investments of $9.0 million. With respect to the cash and cash equivalents, as well as virtually all of the securities and investments, there are no material market risks as these are fixed rate, fixed maturity instruments. Also, we believe there are minimal credit risks as the counterparties are prominent financial institutions. We do not believe that this risk is material to our financial position or will be material to the results of future operations.

                                   NTELOS Inc.

Item 4.                      Controls and Procedures


The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

Item 1.  Legal Proceedings

        Not applicable

Item 2.  Changes In Securities

        Not applicable

Item 3.  Defaults Upon Senior Securities

        Not applicable

Item 4.  Submission Of Matters To A Vote Of Security Holders

        None

Item 5.  Other Information

        Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         Not applicable

         (B)  Reports on Form 8-K

             Form 8-K dated August 14, 2002, certification by Mr. James S. Quarforth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             Form 8-K dated August 15, 2002, pertaining to the update of the April 29, 2002 Form 8-K guidance originally filed on April 29, 2002 provided by Mr. James S. Quarforth, Chief Executive Officer, and Mr. Michael B. Moneymaker, Chief Financial Officer, during the second quarter 2002 earnings conference call held on August 14, 2002.

             Form 8-K dated November 8, 2002, pertaining to the issuance of its third quarter earnings press release, the engagement of UBS Warburg as its financial advisor and a modification to the amended and restated shareholders agreement.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             NTELOS Inc.

November 13, 2002            /s/J. S. Quarforth
                             -------------------------------------------------
                             J. S. Quarforth, Chief Executive Officer








November 13, 2002            /s/M. B. Moneymaker
                             -------------------------------------------------
                             M. B. Moneymaker, Senior Vice President and
                             Chief Financial Officer, Treasurer and Secretary

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James S. Quarforth, Chief Executive Officer of the company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NTELOS Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002          By:     /s/ James S. Quarforth
                                                     James S. Quarforth
                                                     Chief Executive Officer

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael B. Moneymaker, Chief Financial Officer of the company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NTELOS Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

7. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

8. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 14, 2002           By:     /s/ Michael B. Moneymaker
                                                      Michael B. Moneymaker
                                                      Chief Financial Officer