Form 10-K
period 2002-12-31
NTELOS INC
filed 2003-04-15
CIK 829676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K
                                   ----------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number: 0-16751

                                   NTELOS INC.
               (Exact Name of Registrant as Specified in Charter)

            VIRGINIA                                   54-1443350
   (State of Incorporation)                (IRS Employer Identification No.)

                                  P.O. Box 1990
                           Waynesboro, Virginia 22980
                    (Address of principal executive offices)

                                 (540) 946-3500
              (Registrant's telephone number, including area code)

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES _ NO X

As of April 7, 2003, 17,780,248 shares of NTELOS Inc. common stock, no par value, were outstanding and the aggregate market value of such common stock held by non-affiliates* (based upon the average of the bid and asked prices of such common stock as of June 28, 2002) was $29,959,718.

----------
*Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are "affiliates" of the registrant for purposes of federal securities laws.

PART I

ITEM 1.     BUSINESS

GENERAL

            We are a regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers in Virginia, West Virginia, Kentucky, Tennessee and North Carolina. We are a digital PCS licensee, and we own a fiber optic network, switches and routers, which enable us to offer our customers end-to-end connectivity in many of the regions we serve.

REORGANIZATION PROCEEDINGS

            On March 4, 2003 (the "Filing Date"), we and certain of our subsidiaries (collectively, the "Debtors") filed separate voluntary petitions in the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the "Court") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Chapter 11 cases (the "Cases") are being jointly administered under case number 03-32094. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Court.

            We believe that our financial difficulties, and the events leading up to the Chapter 11 Case, are attributable to a number of factors. The dramatic downturn in the economy generally in the latter half of 2001 and in 2002, and the telecommunications sector in particular, adversely impacted our ability to build our revenue base and generate funds adequate to meet our debt servicing requirements at the holding company level. Further we and our subsidiaries have grown dramatically since our founding, through acquisitions and capital expenditures, which has left us highly leveraged and thus vulnerable to general adverse economic and industry conditions. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity to be heard.

            At first day hearings, the Court entered orders that, among other things, granted authority to continue to pay employee salaries, wages and benefits, and to honor warranty and service obligations to customers. On March 5, 2003, the Court also granted interim approval to access up to $10 million of a $35 million senior secured debtor-in-possession financing facility (the "DIP Financing Facility") to meet ongoing obligations in connection with regular business operations, including obligations to employees and prompt payment to vendors for goods and services. The full $35 million DIP commitment was subject to final court approval, certain state regulatory approvals and the lenders' receiving satisfactory assurances regarding the proposed $75 million investment in the Company by certain holders of senior notes upon emergence from bankruptcy. On March 24, 2003, the Court entered a final order approving the DIP Financing Facility and authorizing the Debtors to utilize up to $35 million under the DIP Financing Facility. Subsequent to March 24, 2003, the Company satisfied all other conditions to full access to the DIP Financing Facility. A description of the DIP Financing Facility appears in Item 7. Management's Discussion and Analysis--Bankruptcy Proceeding.

            Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders, if it is determined that equity holders will receive a distribution under the plan, and approved by the Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2003, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to propose a plan of reorganization for 120 days. If the Debtors fail to file a plan of reorganization during such period or fail to obtain an extension from the Court during such period or if such plan is not accepted by the required number of creditors and, if applicable, equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Court, upon certain findings being made by the Court which are required by the Bankruptcy Code. The Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors and, if applicable, equity holders, if certain requirements of the Bankruptcy Code are met.

            Under the Bankruptcy Code, we may assume or reject executory contracts, including lease obligations, subject to the approval of the Court and certain other conditions. In this context, "assumption" means that the Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and "rejection" means that the Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Cases. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process.

            Generally, pre-Filing Date claims against the Debtors will fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, may accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. Parties who believe they have contingent or unliquidated claims against the Debtors will be compelled to assert such claims in the bankruptcy proceeding or otherwise will lose the right to assert such claims. As a result additional pre-Filing Date claims and liabilities may be asserted, some of which may be significant. No provision has been included in the accompanying financial statements for such potential claims and additional liabilities that may be filed on or before June 10, 2003, the date fixed by the Court as the last day to file proofs of claim.

            The United States Trustee ("U.S. Trustee") has appointed a creditors' committee representing the unsecured creditors and, in accordance with the provisions of the Bankruptcy Code, both the U.S. Trustee and the committee have the right to be heard on all matters that come before the Court. The Debtors expect that the appointed committee will play an important role in the Cases and the negotiation of the terms of any plan or plans of reorganization. There can be no assurance that this committee will support our position in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between us and the committee could protract the bankruptcy proceedings, could negatively impact our ability to operate during bankruptcy and could delay our emergence from bankruptcy. The Debtors are required to bear certain of the committee's costs and expenses, including those of their counsel and other advisors.

            Our objective is to achieve the highest possible recoveries for all creditors and shareholders, consistent with the Debtors' abilities to pay and the continuation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. Further, there can be no assurance that the liabilities of the Debtors will not be found in the Cases to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value. In addition, we anticipate that holders of equity securities would be entitled to little or no recovery and that their claims would be cancelled for little or no consideration. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the businesses of the Debtors or on the interests of creditors and shareholders.

BUSINESS OPERATIONS

            Our business encompasses both wireless and wireline communications services:

        . Wireless. Our wireless business consists primarily of digital PCS services, which we offer in Virginia, West Virginia, North Carolina and Kentucky. We began offering digital PCS services in late 1997 and offered analog cellular until July 2000. Our PCS network utilizes digital CDMA technology. As of December 31, 2002, we owned licenses covering approximately 10.2 million pops and provided PCS services to approximately 266,500 subscribers.

        . Wireline. We provide ILEC and CLEC services in Virginia and CLEC services in West Virginia. As an ILEC, we own and operate two local telephone companies. As of December 31, 2002, our ILECs had approximately 52,000 residential and business access lines installed. As a CLEC, we serve 16 markets in three states. Since commencing CLEC operations in mid-1998, we have grown our number of installed business access lines to approximately 44,000 as of December 31, 2002. In addition, we provide dial-up Internet access through a local presence in Virginia, West Virginia and Tennessee. We offer high-speed data services, such as dedicated service and DSL within these three states. As of December 31, 2002, our Internet customer base totaled approximately 61,500 dial-up subscribers and 5,500 DSL subscribers.

            Our wireless and wireline businesses are supported by our fiber optic network, which currently includes 1,800 route-miles. This network gives us the ability to originate, transport and terminate much of our customers' communications traffic in many of our service markets. We also use our network to back-haul communications traffic for our retail services and to serve as a carrier's carrier, providing transport services to third parties for long distance, Internet and private network services. Our fiber optic network is connected to and marketed with adjacent fiber optic networks in the mid-Atlantic region.

            See Note 4 of the Notes to Consolidated Financial Statements in Item 8 of this report for financial information about industry segments.

BUSINESS STRATEGY

            Our objective is to be the leading integrated communications provider in our region of operations. The key elements of our business strategy are to:

            Increase Market Share by Establishing Service-Driven Customer Relationships through a Local Presence. We intend to grow our business by leveraging our local presence and continuing our focus on providing high levels of customer satisfaction. We plan to accomplish this through our local retail outlets and a business to business sales team that provides face-to-face sales and personalized client care. We intend to enhance our local presence by continuing our support of the communities that we serve, including corporate and employee participation in community programs, and expanding this support to our target markets. We will reinforce our customer relationships by continuing to provide integrated, personalized customer care in each of our markets. We intend to do this through our retail locations, which also serve as customer care centers, and our 24 hours-a-day, 365 days-a-year call centers.

            Offering of Bundled Services. We offer a broad range of communications services in a bundled package and on a single bill. We believe that by cross-selling multiple products and services, we are building new customer relationships, strengthening the partnership with existing customers and increasing customer retention.

            Leverage Our Fiber Optic Network, Infrastructure and Technologies. Our infrastructure, including our fiber optic network, switches and routers, is a technologically-advanced communications system that connects many of our markets. We intend to offer our broad range of communications services in many of our markets and deliver those services over infrastructure that we control and maintain. We also intend to continue using our network to serve as a carrier's carrier, offering switching and transport services to other communications carriers. As new wireless data applications become available, we also intend to use our PCS bandwidth capacity, which ranges from 10 MHz to 40 MHz, in our markets to capitalize on opportunities in the growing market for wireless Internet access and data transmission.

RECENT DEVELOPMENTS

            We have focused our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services. We have divested non-strategic assets and certain excess PCS spectrum. Transactions that were completed in 2002 and the first quarter of 2003 include:

            . entering into an agreement for the sale of our Portsmouth, Virginia call center, subject to Court approval;

            . entering into an agreement for the sale of our wireline cable business in Alleghany County, Virginia, subject to Court and franchise authority approval;

            . sale of substantially all of the assets of our National Alarm Services business;

            . sale of PCS spectrum covering 295,000 POPS in State College and Williamsport, Pennsylvania;

            .       sale of minority ownership interest in America's Fiber
                    Network, LLC;

            . sale of excess PCS spectrum covering 373,000 POPS in Winchester and Charlottesville, Virginia; and

            . sale of excess PCS spectrum covering 672,000 POPS in Altoona and Johnstown, Pennsylvania and Wheeling, West Virginia.

OUR WIRELESS MARKETS

            The following table sets forth information as of March 18, 2003 regarding estimated market POPS, market MHz held and total MHz POPS in the digital PCS markets in which we operate and the markets in which we have licenses but do not yet operate:

        MARKET NAME                      POPS (000) *    MHz HELD      MHz POPS
------------------------------------     ------------   ----------   ------------
OPERATING MARKETS
Virginia
     Charlottesville                           224          20           4,476
     Danville                                  167          30           5,016
     Fredericksburg                            144          10           1,440
     Harrisonburg                              145          20           2,900
     Lynchburg                                 162          30           4,845
     Martinsville                               90          30           2,688
     Norfolk                                 1,751          20          35,020
     Richmond                                1,233          20          24,650
     Roanoke                                   648          30          19,428
     Staunton/Waynesboro                       109          30           3,267
     Winchester                                162          20           3,248

West Virginia
     Beckley                                   170          40           6,796
     Bluefield                                 174          30           5,217
     Charleston                                492          30          14,760
     Clarksburg-Elkins                         196          10           1,955
     Fairmont                                   56          40           2,240
     Huntington, WV-Ashland, KY                369          30          11,061
     Morgantown                                107          25           2,675
     Hagerstown, MD-Martinsburg, WV            361          20           7,226
                                         ------------                ------------
             Total Operating Markets         6,758                     158,908
                                         ------------                ------------

NON-OPERATIONAL MARKETS
West Virginia
     Logan                                      40          30           1,203
     Parkersburg, WV-Marietta, OH              181          30           5,430
     Wheeling                                  211          30           6,321
     Williamson, WV-Pikeville, KY              181          30           5,433

Ohio
     Athens                                    133          15           1,991
     Chillicothe                               107          15           1,598
     Portsmouth                                 93          30           2,796
     Zanesville-Cambridge                      188          15           2,819

Pennsylvania
     Altoona                                   225          15           3,378
     Harrisburg                                695          10           6,945
     Lancaster                                 467          10           4,672
     Reading                                   361          10           3,612
     York-Hanover                              473          10           4,725

Maryland
     Cumberland                                158          40           6,335
                                         ------------                ------------
             Total non-operational           3,513                      57,258
                                         ------------                ------------
     Total Wireless Markets                 10,271                     216,166
                                         ------------                ------------

* Source: Kagan's Wireless Telecom Atlas & Databook 2001

PRODUCTS AND SERVICES

We segregate our services into three primary categories: wireline communications, wireless communications and other communications services.

The percentage of total sales contributed by each class of service is as follows:

                                      2002      2001        2000
                                      ----      ----        ----
Wireline communications               36.9%     40.2%       51.3%
Wireless communications               59.7%     55.3%       34.4%
Other communications services          3.4%      4.5%       14.3%

WIRELESS

            Digital PCS. Our digital PCS packages provide the following affordable and reliable services:

        . Digital Features. The features of our basic PCS service include voice mail with notification, caller ID, call waiting, three-way calling, call forwarding, voice activated dialing and 2 way mobile messaging. For an additional fee, we also provide wireless Internet access.

        . Nationwide Service. Our nationwide roaming agreements and dual-mode handsets allow our customers to roam on wireless networks of other wireless providers. We have a nationwide roaming agreement with Sprint that allows our PCS customers to make and receive calls when roaming on the Sprint digital CDMA network.

        . Advanced Handsets. We offer tri-mode handsets employing CDMA technology, which allow customers to make and receive calls on both CDMA PCS and analog frequency bands. These handsets allow roaming on digital or analog networks where our digital PCS service is not available. These handsets are equipped with preprogrammed features such as speed dial and last number redial.

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

        . nAdvance Plans. Our nAdvance plan is a hybrid product designed to serve the growing segment of customers preferring post-pay-type rate plans within a pay in advance environment. After paying an activation fee, these accounts enjoy the same basic features as traditional post-pay customers, including night and weekend options, nationwide long distance, and the ability to add roadside assistance and other options. Account balances are replenished monthly by cash payment, automatic credit card billing or electronic bank draft. A one-year contract and a monthly service fee apply.

            Wholesale Wireless Services. We provide digital PCS services on a wholesale basis to other PCS service providers. We have a ten-year agreement commencing August 1999 with Horizon Personal Communications, Inc., a Sprint affiliate, to provide wholesale PCS services through a contiguous 13 BTA footprint. These BTAs include Charlottesville, Danville, Lynchburg, Martinsville, Roanoke, and Staunton-Waynesboro, Virginia; Beckley, Bluefield, Charleston, Clarksburg-Elkins, Fairmont, and Morgantown, West Virginia; Huntington, West Virginia-Ashland, Kentucky. Horizon uses our network to provide retail service to its customers in these BTAs. The agreement with Horizon was amended in the third quarter of 2001. This amendment provides pricing changes, includes minimum monthly revenue commitments from July 2001 through December 2003, and additional revenue for minutes of use that exceed predetermined thresholds. As part of this amendment, our subsidiaries are complying with certain network upgrades to 3G-1XRTT technology. This new technology is being deployed in these wholesale BTAs in a two phase build out plan. The first phase was completed in July 2002 and the second phase is scheduled to be completed by August 2003. In addition to the wholesale services discussed above, the agreement provides for roaming services for Horizon and Sprint end users.

            New Products and Services. In February 2002, NTELOS introduced prepay roaming for prepay customers. Traditionally, prepay roaming has presented significant risk for fraud. However, the product offered by NTELOS generates real time billing for roaming calls, giving customers the ability to manage their roaming expense by ending the call when the subscriber depletes their balance, thus eliminating any fraud risk.

            In June 2002, NTELOS introduced StarVoice. This voice-activated service provides a safe and hands free alternative while driving. Customers simply activate the service by pressing two buttons on their phone. Once on the StarVoice platform, customers can simply state names in their directory, or have numbers dialed for them, to connect the calls.

            In the fourth quarter 2002, we launched Mobile Originated SMS in the Virginia East market, branded as 2 Way Mobile Messaging. This service allows customers to create and send text messages from their handset. This service will be released early in the second quarter in the Virginia West and West Virginia markets.

            In late 2001, we began offering our PCS customers mobile Internet access, which they can utilize by connecting their wireless handsets to a laptop or other handheld device. Our wireless Internet access enables PCS customers to send and receive e-mail or other information any time they are on a CDMA network. Our CDMA technology also supports direct Internet access from a handset. Additional data products related to higher speeds and functionality are under review.

WIRELINE

            Our wireline communications services include ILEC and CLEC services, Internet access, including high-speed DSL and dial-up, and data transmission services. We also own and operate a fiber optic cable network, switches and routers through which we deliver many of our services.

            ILEC and CLEC. We currently provide ILEC and CLEC services in Virginia, and CLEC services in West Virginia and Tennessee. As an ILEC, we own and operate a 106-year-old telephone company in western Virginia that serves business and residential customers. In February 2001, through our merger with R&B Communications, we acquired the R&B ILEC, a 102-year-old telephone company in southwestern Virginia that serves business and residential customers. As a CLEC, we serve business customers in 16 markets.

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

        . Long Distance Services. We offer domestic and international long distance services to our ILEC and CLEC customers using our network facilities or through resale arrangements with interexchange carriers such as MCI WorldCom.

            Internet. We provide Internet access services in Virginia, West Virginia, Tennessee and North Carolina. We offer our Internet customers value-added services that include the following:

        . Local Dial-Up Internet Access. We offer dial-up Internet access through 59 local Internet points of presence. We offer multiple e-mail accounts, free software and personal disk space.

        . Dedicated Internet Access. We provide dedicated high-speed Internet connectivity, including frame relay, ATM and special service circuits.

        . High-Speed DSL Access. We offer DSL Internet access. DSL technology enables a customer to receive high-speed Internet access through a copper telephone line.

        . Web Hosting. We host over 950 domains on both LINUX and Windows 2000 servers. Domain services, collocation agreements and Internet marketing services are also available.

            Fiber Optic Network. We own and operate a fiber optic cable network. Our fiber optic network provides a backbone for the delivery of our ILEC, CLEC, Internet access and digital PCS services to business and residential customers. Our network enables us to originate, transport and terminate communications traffic within our service territory, facilitating our ability to control quality and contain network operating costs.

            We also use our network to serve as a carrier's carrier, leasing capacity on our network to other communications carriers for the provision of long distance services, private network facilities and Internet access. A portion of our network is a part of a fiber network managed by ValleyNet, a partnership of us and two other nonaffiliated communications companies that have interconnected their networks to create a 1,318 route-mile, nonswitched, fiber optic network from Carlisle, Pennsylvania, through the Interstate 81 corridor in Virginia, to Johnson City, Tennessee. It also includes branches from Winchester to Herndon, Virginia and Waynesboro to Charlottesville, Virginia. ValleyNet is a member of DDR Broadband, LLC which, in addition to the geographic area covered by ValleyNet, provides fiber routes in North Carolina, South Carolina, Georgia, and Florida. The ValleyNet network is also connected to and marketed with other adjacent fiber networks, including America's Fiber Network, creating approximately 11,000 route-miles of connected fiber optic network that serves ten states. We are also a regional partner in the nationwide signaling network operated by Verisign, Inc. and using the SS-7 protocol. As a regional partner, we lease capacity to Verisign on our mated pair of signaling data switches.

OTHER

            We own and operate wireless cable systems in the Charlottesville, Roanoke Valley, Shenandoah Valley and Richmond, Virginia markets. These systems currently provide wireless cable service to approximately 5,800 customers. We offer our subscribers up to 25 basic cable channels, including ESPN, CNN, TBS and MTV, and one to three premium channels, including HBO, Cinemax, Showtime and the Disney Channel. We also operate a 750 MHz wireline cable system with approximately 6,600 subscribers in Alleghany County, Virginia with a similar product offering. In February 2003, we entered into an agreement for the sale of the assets of this wireline cable system. We also provide our customers with paging services that cover most of Virginia. As of December 31, 2002, we had approximately 10,900 paging customers. We offer numeric, alphanumeric, tone-only and tone and voice paging services, as well as wide-area paging.

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

        .   provide exceptional customer service; and,

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

NETWORK INFRASTRUCTURE AND TECHNOLOGY

            WIRELESS

            Wireless digital signal transmission is accomplished through one of three protocols: CDMA, TDMA or GSM, none of which are compatible. We deliver our PCS services through CDMA technology. Our CDMA network includes four wireless switches with seven centralized base station controllers, or CBSCs, supporting more than 752 base transceiver stations, or BTSs and 72 repeaters. We collocate a 3Com inter-working unit with each switch to enable wireless data access. We use various configurations of Lucent BTS equipment in our Virginia East market and Motorola BTS equipment in Virginia West and West Virginia markets, as well as cell site repeaters, to provide cost-efficient radio frequency coverage. We enhance PCS backhaul facilities through the use of Tellabs digital cross-connect systems, or DCS, equipment located at strategic BTS locations. The DCSs consolidate the T-1 facilities from multiple BTSs for efficient backhaul to the wireless switch.

            WIRELINE

            Our network infrastructure and supporting services form a communications backbone through which we deliver ILEC, CLEC, Internet access and digital PCS services. Owning and operating our own network facilities enhances our ability to control the quality of our products and services and generate operating efficiencies and economies of scale. One of our operating strategies has been to deploy new technology to increase operating efficiencies and to provide a platform for the delivery of new services to our customers. We believe that we have been among the leaders in the communications industry in infrastructure development. We began providing digital private line service to our customers in 1986. We have installed fiber optic cable between our main switches and our remote switching units. Our digital fiber network provides faster call completion, improved transmission quality, lower costs and the ability to offer a broader range of communications services and products.

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

            We use Lucent Any Media and Advanced Fiber Corporation UMC1000 digital loop carriers throughout our ILEC and CLEC access network. For DSL service in our ILEC and CLEC areas, we use mainly Cisco and Paradyne equipment. We provide our voicemail services on a Glenayre platform. Our network operations center monitors our wireline, wireless and data networks on a continuous basis using a Harris network management system. ATM and Frame Relay services are provided using three Cisco ATM switches.

COMPETITION

            Many communications services can be provided without incurring a short-run incremental cost for an additional unit of service. As a result, once there are several facilities-based carriers providing a service in a given market, price competition is likely and can be severe. We have experienced price competition, which is expected to continue. In each of our service areas, additional competitors could build facilities. If additional competitors build facilities in our service areas, this price competition may increase significantly.

            WIRELESS

            We compete in our territory with both wireless analog and wireless digital communications service providers. Several wireless carriers compete in portions of our market areas, including Sprint and its affiliates, including Horizon Personal Communications, AT&T/SunCom, Verizon Wireless, Cingular, T Mobile, ALLTEL, Nextel and Cellular One, and affiliates of some of these companies. Many of these competitors have financial resources and customer bases greater than ours. Some wireless providers are able to offer free services, including, among others, free long distance, free incoming calls and free wireless Internet access. Many of them also have more established infrastructures, marketing programs and brand names. In addition, some of our competitors offer coverage in areas not serviced by our PCS network, or, because of their calling volumes or their affiliations with, or ownership of, wireless providers, offer roaming rates lower than ours.

            We believe that a number of PCS operators will continue to compete with us in providing some or all of the services available through our network and may provide services that we do not. Additionally, we expect that existing analog cellular providers, some of which have been operational for a number of years and have significantly greater financial and technical resources and customer bases than us, will continue to upgrade their systems to provide digital wireless communication services competitive with ours. We also face competition from resellers, which provide wireless service to customers but do not hold FCC licenses or own facilities. We compete with wireless providers that have greater resources than ours that may build their own digital PCS networks in areas in which we operate.

            WIRELINE

            ILEC and CLEC Services. Several factors have resulted in increased competition in the local telephone market, including:

        .   growing customer demand for alternative products and services;

            . technological advances in the transmission of voice, data and video;

        .   development of fiber optics and digital technology;

        . a decline in the level of access charges paid by interexchange carriers to local telephone companies to access their local networks;

        . legislation and regulations, including the Telecommunications Act of 1996, designed to promote competition;

        . approval of the petition by Verizon to provide intrastate, interLATA long distance service in both Virginia and West Virginia; and,

        . a decline in the level of reciprocal compensation charges paid by incumbent local telephone companies to CLECs, most significantly for ISP traffic.

            As the ILEC for Waynesboro, Clifton Forge, Covington, Troutville, Fincastle, Eagle Rock and Oriskany, Virginia, and the surrounding counties, we are subject to competition. Although no CLECs have entered our incumbent markets to compete with us, it is possible that one or more may enter our markets to compete for our largest business customers. The regulatory environment governing ILEC operations has been and will likely continue to be very liberal in its approach to promoting competition and network access. Cable operators are also entering local exchange markets in selected locations. Other sources of potential competition include wireless service providers.

            Our CLEC operations compete primarily with local incumbent telephone companies and, to a lesser extent, other CLECs. Although certain CLEC companies have exited from our markets, we continue to face competition in our CLEC markets from several other CLECs, including MCI, Adelphia Business Solutions, Fibernet and KMC Telecom. We also face, and will continue to face, competition from other current and potential future market entrants.

            Internet. We currently offer our Internet and data services in small, underserved markets. The Internet industry is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable and wireless access. Our competition includes:

        .   access and content providers, such as America Online;

        .   local, regional and national Internet service providers;

        . incumbent local telephone companies, such as Verizon and Sprint (particularly for DSL services); and,

        .   cable modem services offered by incumbent cable providers.

            Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for Internet services, causing us to reduce, or preventing us from raising, our fees.

EMPLOYEES

            We employed over 1,275 regular full-time and part-time persons as of December 31, 2002.

MISCELLANEOUS

            We sell PCS wireless service, on a wholesale basis, to other communications providers under network service agreements. For the year ended December 31, 2002, our sale of PCS wireless service to Horizon Personal Communications, Inc., on a wholesale basis, accounted for approximately 12.4% of our consolidated revenue.

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

            We believe we are in compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. We do not anticipate any material effect on capital expenditures for environmental control facilities at any time in the future in order to remain in compliance.

AVAILABLE INFORMATION

            We maintain a website at http://www.ntelos.com. The information on our website is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC.

REGULATION

            Our communications services are subject to varying degrees of federal, state and local regulation. Under the Communications Act of 1934, as amended by the Telecommunications Act of 1996, or the "Telecommunications Act," the FCC has jurisdiction over the regulation of interstate and international common carrier services, over certain aspects of interconnection between carriers for the provision of competitive local services, and over the allocation, licensing, and regulation of radio services. At the federal level, the Federal Aviation Administration also regulates antenna structures used by us. Our common carrier services are also regulated to different degrees by state public service commissions, and local authorities have jurisdiction over public rights-of-way and antenna structures. In recent years, the regulation of the communications industry has been in a state of transition as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in communications markets and various of these measures have been challenged in court cases.

            At present, many of the services we offer are unregulated or subject only to minimal regulation. Our Internet services are not considered to be common carrier services, although regulatory treatment of Internet services is evolving and the version of such services resembling traditional telephone service may become subject, at least in part, to some form of common carrier regulation. Our wireless digital PCS service is considered commercial mobile radio services ("CMRS") and subject to limited FCC regulation. The states are preempted from engaging in entry or rate regulation, although the states may regulate the other terms and conditions of such offerings.

            Changes in rules or regulatory policy by the FCC and state regulatory commissions can have a significant impact on the pricing and competitive aspects of our services and we could become subject to more pervasive regulations, or have new aspects of our operations regulated, at any time. In addition, there are certain services that the large incumbent local exchange carriers are required by state and federal regulators to provide to our CLEC operation. The obligation of these ILECs to provide such services could be altered or removed by regulators.

FEDERAL REGULATION OF THE WIRELESS COMMUNICATIONS INDUSTRY

            The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless communications systems in the United States. CMRS providers are considered "common carriers" and are subject to the obligations of such carriers, except where specifically exempted by the Congress or the FCC. For example, the FCC has concluded that CMRS providers are entitled to enter into reciprocal compensation arrangements with local exchange carriers. Congress has specifically exempted CMRS providers from the definition of local exchange carriers, absent specific FCC findings related to individual CMRS providers.

            We also hold certain digital PCS and other radio licenses under the FCC's rules for designated entities, which enabled us to take advantage of bidding credits and federal financing because we met certain financial limits. The FCC's designated entities rules provide for, among other things, a number of disclosure and trafficking restrictions to ensure that benefits received by designated entities are not assigned to non-qualifying entities. Licenses set aside for designated entities cannot be assigned, and control of a designated entity holding such licenses cannot be transferred except to other designated entities until the first build-out requirement imposed by the FCC has been satisfied. If a designated entity licensee seeks to transfer control or to assign its licenses, it may be required to pay back all, or a portion, of its bidding credits and government financing benefits and to pay off all, or a portion of, the debt owed to the federal government.

FEDERAL REGULATION OF ILEC, CLEC AND INTEREXCHANGE SERVICES

            The Telecommunications Act requires all common carriers to interconnect on a non-discriminatory basis with other carriers, and it imposes additional requirements on local exchange carriers, and then even more comprehensive requirements on the largest ILECs to provide access to their networks to competing carriers. Among other things, the Telecommunications Act requires these large ILECs to:

        . provide physical collocation, which allows CLECs and other interconnectors to install and maintain their own network equipment in ILEC central offices, or virtual collocation if requested or if physical collocation is demonstrated to be technically infeasible;

        . unbundle components of their local service networks and provide such unbundled components to other providers of local service so that they can compete for a wider range of local services;

        . establish "wholesale" rates for their retail services to promote resale by CLECs and other competitors;

        . allow interconnection for the provision of local services at any technically feasible point;

        .   disclose certain technical information; and

        . establish reciprocal compensation rates for the exchange of local traffic.

            ILEC operating entities with fewer than 50,000 lines are "rural telephone companies" and are exempt from these additional requirements. For purposes of this definition, each of our ILEC operations are considered separately and both are exempt from the above listed requirements.

            Interconnection Agreements. In order to obtain access to an ILEC's network, a competitive carrier is required to negotiate an interconnection agreement with the ILEC covering reciprocal compensation rates and the network elements it desires to use. In the event the parties cannot agree, the matter is submitted to the state public service commission for binding arbitration. The Virginia State Corporation Commission has determined that it lacks the authority under Virginia law to arbitrate these disputes pursuant to the federal law. Therefore, the FCC has conducted several Virginia arbitrations.

            Access Charges. On October 11, 2001, the Federal Communications Commission modified its interstate access rules for incumbent local exchange carriers subject to rate-of-return regulation, including the NTELOS ILECs. The rate changes ordered by the FCC in these new access rules were structured to be "revenue neutral" to the carriers. The FCC stated that its goal in adopting the new access rate structure was to promote competition and efficiency by better aligning prices with costs. As part of this new federal rate structure, the residential subscriber line charge was increased to $5.00, and the business subscriber line charge to $9.20, on January 1, 2002. The per-minute access rates charged by rate-of-return ILECs to long distance carriers went down by a proportionate amount on the same date. An additional adjustment to rates was made in July of 2002 with the final implementation steps scheduled for July of 2003. The FCC's new access plan also calls for the "implicit" high-cost support still contained in federal access charges to be made "explicit" by shifting it into a new universal service fund.

            State Regulation of ILEC, CLEC and Interexchange Services. Most states have some form of certification requirement which requires telecommunication providers to obtain authority from state regulatory commissions prior to offering common carrier services. State regulatory commissions generally regulate the rates ILECs charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. ILECs must file tariffs setting forth the terms, conditions and prices for their intrastate services. We are subject to regulation in Virginia by the State Corporation Commission, or SCC. Our tariffs are approved by and on file with the SCC for ILEC services in our certificated service territory in and around Waynesboro and Clifton Forge, Virginia and in Botetourt County, Virginia.

            The Telecommunications Act preempts state statutes and regulations that restrict entry into the intrastate telecommunications market. As a result, we are free to provide the full range of intrastate local and long distance services in all states which we currently operate, and in any states into which we may wish to expand. We are certified as a CLEC in Virginia, West Virginia and Tennessee. We provide CLEC services to businesses in Blacksburg/Christiansburg, Danville, Martinsville, Radford, Charlottesville, Roanoke/Salem, Harrisonburg, Lexington, Lynchburg, Staunton and Winchester, Virginia and Barboursville, Huntington, Beckley, Point Pleasant and Charleston, West Virginia. Although we file tariffs covering our CLEC services, our rates for such CLEC service may fluctuate based on market conditions.

INTERNET AND DSL

            In late 1991, the FCC ordered ILECs to share a portion of the telephone line over which voice service is being provided so that providers of high speed Internet access and other data services could use a portion for their services. Line sharing permits CLECs to obtain access to the high-frequency portion of the local loop from the ILECs over which the ILECs provide voice services. As a result, a CLEC will be able to provide DSL-based services over the same telephone lines simultaneously used by the ILEC for its voice services, and will no longer need to purchase a separate local loop from the ILEC in order to provide DSL services. This ruling greatly reduces the charges that a CLEC must pay to the ILEC for the facilities needed to offer DSL and so makes it easier for CLECs, including ourselves and our competitors to provide DSL services.

            On February 20, 2003, the FCC announced as part of the biennial review of its rules mandated by the Telecommunications Act that it had reconsidered the status of line sharing. The FCC determined that this high frequency portion of the loop ("HFPL") would not longer be considered an unbundled network element which ILECs would be compelled to offer to CLECs. Although the FCC found that CLECs would be impaired in their ability to compete with ILECs in providing broadband services without access to local loops, the FCC found that access to the entire stand-alone copper loop is sufficient to overcome this impairment. During a three-year period, CLECs must transition their existing customer base served via the HFPL to new arrangements. New customers may be acquired only during the first year of this transition. In addition, during each year of the transition, the price for the high-frequency portion of the loop will increase incrementally towards the cost of a loop in the relevant market. NTELOS is still assessing the impact that this FCC order, if not modified on reconsideration or appeal, will have on its DSL offering.

FACTORS AFFECTING FUTURE PERFORMANCE

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

FORWARD LOOKING STATEMENTS

            This report and the information incorporated by reference in this report contain various "forward-looking statements," as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We have based these forward-looking statements on our current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

            . our ability to develop, prosecute, confirm and consummate a plan of reorganization;

            .       our ability to operate under debtor-in-possession financing;

            . our ability to maintain vendor, lessor and customer relationships while in bankruptcy;

            . our substantial debt obligations and our ability to service those obligations, even after the proposed reorganization;

            . the additional expenses associated with bankruptcy as well as the possibility of unanticipated expenses;

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

            .       the capital intensity of the wireless telephone business;

            . retention of our existing customer base, including our wholesale customers, especially Horizon, our ability to attract new customers, and maintain or improve average revenue per subscriber;

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

            . adverse changes in rates we pay to ILECs for collocation and unbundled network elements;

            . fluctuations in the values of non-strategic assets such as excess PCS and other spectrum licenses, which are currently below that of recent transactions we have completed;

            . the level of demand for competitive local exchange services in smaller markets;

            .       our ability to manage and monitor billing;

            .       possible health effects of radio frequency transmission; and

            . the impact of decline in our stock price and subsequent de-listing by the NASDAQ stock market.

RISK FACTORS

The Cases and any plan of reorganization may have adverse consequences on us and our stakeholders and/or our reorganization from the Cases may not be successful.

            Our objective is to achieve the highest possible recoveries for all creditors and shareholders, consistent with our ability to pay and the continuation of our businesses. However, there can be no assurance that we will be able to attain these objectives or achieve a successful reorganization and remain a going concern. The consolidated financial statements included elsewhere in this Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing shareholders' equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially impact the Company's financial position and/or our future results of operations. Further, there can be no assurance that the rights of, and the ultimate payments to, pre-Filing Date creditors will not be substantially altered.

            Additionally, while the Debtors operate their businesses as debtors-in-possession pursuant to the Bankruptcy Code during the pendency of the Cases, the Debtors will be required to obtain the approval of the Court prior to engaging in any transaction outside the ordinary course of business. In connection with any such approval, creditors and other parties in interest may raise objections to such approval and may appear and be heard at any hearing with respect to any such approval. Accordingly, the Debtors may be prevented from engaging in transactions that might otherwise be considered beneficial to us. The Court also has the authority to oversee and exert control over the Debtors' ordinary course operations.

Holders of the Company's equity securities are likely to receive little or no value for their interests in the plan of reorganization.

            Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interest to participate. The formulation and implementation of a plan of reorganization could take a significant period of time, or may be unsuccessful. The ultimate recovery to preferred securities holders and/or common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could also result in holders of our preferred and common stock receiving no value for their interests. Because of such possibilities, the value of the preferred and common stock is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of these securities.

Shareholders may not be able to resell their stock or may have to sell at prices substantially lower than the price they paid for it.

            The trading price for our common stock has been volatile and could continue to be subject to fluctuations in response to our filing for reorganization, variations in our operating results, general conditions in the telecommunications industry or the general economy, and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for public companies generally, or within broad industry groups, which fluctuations may be unrelated to the operating results or other circumstances of a particular company. Such fluctuations may adversely affect the liquidity of our common stock, as well as the price that holders may achieve for their shares upon any future sale. Furthermore, as a result of the delisting of the Company from Nasdaq National Market, the trading market for our stock has been materially adversely affected.

            Our common stock is currently trading on the Over the Counter Bulletin Board ("OTCBB"). Continued listing on the OTCBB requires market-maker sponsorship and there can be no assurance that our common stock will continue to be traded or that liquidity for our common stock will not be adversely affected.

We have substantial debt that we may not be able to service.

            As of December 31, 2002, we had approximately $260.5 million of outstanding secured indebtedness under our senior credit facility, $25.0 million of other secured debt, $280.0 million of outstanding senior notes, and $95.0 million of outstanding subordinated notes. Our substantial indebtedness was a principal factor in our decision to commence the Cases.

            Although the terms of a plan of reorganization have not been determined, we currently anticipate that the plan will result in a substantial reduction in our indebtedness, with conversion of existing debt securities into substantially all of the common ownership of the reorganized Company.

            In order to fund operations during the reorganization process, on March 6, 2003 we entered into the DIP Financing Facility, which currently provides us with borrowing capacity of up to $35 million and matures in 180 days. If we are unable to make all of the representations and warranties under our DIP Financing Facility, we may not be able to draw down funds and we may not be able to fund ongoing operations. If the reorganization process takes longer than we currently anticipate, we may require additional financing.

            We have entered into a plan support agreement with a majority of the lenders under our senior credit facility. The plan support agreement provides, among other things, the terms of a post-emergence credit facility ("Exit Financing Facility") which permits us to continue to have access to our current $225 million of outstanding term loans with a $36 million revolver commitment. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report for a description of the plan support agreement. There can be no assurance that we will enter into the Exit Financing Facility with such lenders.

            While we anticipate that much of our unsecured indebtedness will be converted into equity or otherwise cancelled in the reorganization process, we will continue to have substantial debt following our emergence from bankruptcy, including borrowings under our senior credit facility, and other secured debt and obligations under our new convertible notes.

The subscription agreement for a $75 million investment in new notes by certain of our senior noteholders may not be completed if certain conditions are not satisfied.

            The subscription agreement executed by certain of our senior noteholders for an aggregate of $75 million of our new 9.0% senior convertible notes, is subject to, among other things, such senior noteholders' reasonable satisfaction with the final terms of the plan of reorganization. Satisfaction of certain conditions are out of our control. Accordingly, even though we have entered into a plan support agreement with a majority of the lenders under our senior credit facility, there can be no assurance that the new investment will be completed.

We face substantial competition in the telecommunications industry generally from competitors with substantially greater resources than us and from competing technologies.

            We operate in an increasingly competitive environment. As a wireless communications provider, we face intense competition from other wireless providers, including Sprint and its affiliates, AT&T/SunCom, Verizon Wireless, Cingular, ALLTEL, Nextel, T Mobile and Cellular One.

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

            Competition may cause the prices for wireless products and services to continue to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

            Additionally, many of our competitors have national networks, which enable them to offer long-distance telephone services to their subscribers at a lower cost. Therefore, some of our competitors are able to offer pricing plans that include "free" long-distance. We do not have a national network, and we must pay other carriers a per-minute charge for carrying long-distance calls made by subscribers. To remain competitive, we absorb the long-distance charges without increasing the prices we charge to our subscribers.

            We expect competition to intensify as a result of the rapid development of new technologies, including improvements in the capacity and quality of digital technology, such as the move to third generation, or 3G, wireless technologies. Technological advances and industry changes could cause the technology used on our network to become obsolete. We may not be able to respond to such changes and implement new technology on a timely basis or at an acceptable cost. To the extent that we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry, we could experience a decline in revenue and net income. Each of the factors and sources of competition discussed above could have a material adverse effect on our business.

            As a wireline telephone business, we face competition from CLEC and wireless service providers. Many communications services can be provided without incurring a short-run incremental cost for an additional unit of service. For example, there is little marginal cost for a carrier to transmit a call over its own telephone network. As a result, once there are several facilities-based carriers providing a service in a given market, price competition is likely and can be severe. As a result, we have experienced price competition, which is expected to continue. In each of our service areas, additional competitors could build facilities. If additional competitors build facilities in our service areas, this price competition may increase significantly.

            As an integrated communications provider, we also face competition in our business from:

            .       national and regional Internet service providers;

            .       cable television companies; and,

            . resellers of communications services and enhanced services providers.

If we fail to raise the capital or fail to have continued access to the capital required to build-out and operate our planned networks, we may experience a material adverse effect on our business.

            We require additional capital to build-out and operate planned networks and for general working capital needs. We expect our capital expenditures for 2003 to be approximately $58 million to $66 million in the aggregate, including approximately $8 million to $10 million relating to a planned wireless network upgrade to 3G-1XRTT technology. We may require additional and unanticipated funds if there are significant industry, market or other economic developments not contemplated by our current business plan, if we have unforeseen delays, cost overruns, unanticipated expenses due to regulatory changes, if we incur engineering design changes or other technological risks. Our network build-out may not occur as scheduled or at the cost we have anticipated. We believe that proceeds from the issuance of $75 million of new convertible notes and the availability of the $36.0 million revolver under the senior credit facility will provide such additional funds; however, there can be no assurance that the new convertible notes will be issued or that the senior credit facility will be in place.

We need to add a sufficient number of new PCS customers to support our PCS business plans and to generate sufficient cash flow to service our debt.

            The wireless industry generally has experienced a decline in customer growth rates and we experienced such a decline in 2002 as well. Our future success will depend on our ability to continue expanding our current customer base, penetrate our target markets and otherwise capitalize on wireless opportunities. We must increase our subscriber base without excessively reducing the prices we charge to realize the anticipated cash flow, operating efficiencies and cost benefits of our network.

If we experience a high rate of PCS customer turnover, our costs could increase and our revenues could decline.

            Many PCS providers in the U.S. have experienced a high rate of customer turnover. The rate of customer turnover may be the result of several factors, including limited network coverage, reliability issues such as blocked or dropped calls, handset problems, inability to roam onto third-party networks at competitive rates, or at all, price competition and affordability, customer care concerns and other competitive factors. We cannot assure you that our strategies to address customer turnover will be successful. A high rate of customer turnover could reduce revenues and increase marketing and customer acquisition costs to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, prospects, operating results and ability to service our debt.

The loss of significant customers or a decrease in their usage could cause our revenues to decline.

            For the year ended December 31, 2002, Horizon Personal Communications, Inc. accounted for approximately 12.4% of our revenue. In late 2002, Horizon notified us that it disputed certain categories of charges invoiced to Horizon. In connection with this dispute, on March 24, 2003, we filed a Stipulation with the Court pursuant to which we agreed with Horizon to negotiate in good faith toward resolution of the dispute. If we are unable to resolve this dispute through negotiations, either party may submit the dispute to arbitration in accordance with the agreement. A description of the Stipulation appears in Item 4. Legal Proceedings. Our ability to maintain strong relationships with Horizon and our other principal customers is essential to our future performance. If we lose Horizon or any other key customers or if Horizon or any of our other key customers reduce their usage, require us to reduce our prices or are financially unable to pay our charges, our revenue could decline, which could cause our business, financial condition and operating results to suffer.

Our larger competitors and/or wholesale customers may build networks in our markets, which may result in decreased revenues and severe price-based competition.

            Our current roaming partners, larger wireless providers and/or wholesale customers might build their own digital PCS networks in our service areas. Should this occur, use of our networks would decrease and our roaming and/or wholesale revenues would be adversely affected. Once a digital PCS system is built out, there are only marginal costs to carrying an additional call, so a larger number of competitors in our service areas could introduce significantly higher levels of price competition and reduce our revenues, as has occurred in many areas in the United States. Over the last three years, the per-minute rate for wireless services has declined. We expect this trend to continue into the foreseeable future. As per-minute rates continue to decline, our revenues and cash flows may be adversely impacted.

Our largest customer may face severe financial problems.

            On March 28, 2003, Horizon filed its Form 10-K for the year ending December 31, 2002. In this report, Horizon disclosed that there was substantial doubt about its ability to continue as a going concern because of the probability that Horizon will violate one or more of its debt covenants in 2003. Our future wholesale revenues under the wholesale network services agreement with Horizon could be materially impacted if Horizon was to be unable to continue as a going concern.

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

The proposed recapitalization will reduce favorable tax attributes.

            Although we do not believe that implementation of our proposed recapitalization will itself result in significant tax liability, it likely will reduce substantially the amount of our existing net operating loss carryovers and could result in limitations on our ability to use remaining loss carryovers and built-in losses. The reduction of, and potential limitations on our ability to use, such favorable tax attributes could adversely affect our financial position in future years.

ITEM 2.     PROPERTIES

            We are headquartered in Waynesboro, VA and own offices and facilities in a number of locations within our operating markets. We believe that our current facilities are adequate to meet our needs in our existing markets for the foreseeable future. The table below provides the location, description and approximate square footage of our material properties.

            OWNED FACILITIES

                                                                                              Approximate
            Location                     Property Description                               Square Footage
            -----------------            ---------------------------------------            --------------
            Clifton Forge, VA            Wireline Switch Facility                                 4,100
                                         Directory Service Center (1)                            15,700

            Cloverdale, VA               Wireline Switch Facility                                   772

            Covington, VA                Wireline Switch Facility                                18,000
                                         Plant Service Center                                    11,900

            Daleville, VA                Executive Offices                                       15,000
                                         Warehouse                                                7,500

            Fincastle, VA                Wireline Switch Facility                                   900

            Eagle Rock, VA               Wireline Switch Facility                                 1,000

            Harrisonburg, VA             Wireline Switch Facility (4)                             3,000

            Norfolk, VA                  Wireless Switch Facility                                 5,000

            Oriskany, VA                 Wireline Switch Facility                                   100

            Portsmouth, VA               Customer Care Center (3)                               100,000

            Potts Creek, VA              Wireline Switch Facility                                   500

            Richmond, VA                 Wireless Switch Facility                                 5,000

            Troutville, VA               Wireline Switch Facility                                 8,240

            Waynesboro, VA               Corporate Headquarters                                  26,000
                                         Wireless Switch and Operations Building                 16,750
                                         Customer Care Center                                    31,000
                                         Corporate Support Services Building                     50,000
                                         Retail Store                                             6,400
                                         Directory Service Center (1)                            15,700
                                         Wireline Switch Facility                                36,200
                                         Plant Service Center                                     8,750

            Winchester, VA               Directory Service Center (1)(2)                         17,500

----------

              (1) These facilities were leased to telegate AG, the buyer of our directory service operations, until July 2002, at which time we released telegate AG from its lease obligations. Following the release, these facilities have not been occupied. See Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this report for information about the release.

              (2) This directory assistance call center is housed in an approximately 33,000 square foot building. Of that 33,000 square feet, approximately 15,500 square feet is not renovated. A wireline switch is located in this building serving the Winchester CLEC Market.

              (3) The customer care operations is housed in approximately a 30,000 square foot portion of the building. The remaining 70,000 square feet is leased to outside third parties with varying expiration dates. In March 2003, we entered into an agreement for the sale of this property and building, subject to Court approval.

              (4) Approximately 2,600 square feet is leased to Security Concepts Inc. The remaining space houses a wireline switch serving the Harrisonburg CLEC Market and one office for a salesperson.

LEASED FACILITIES

            ADMINISTRATIVE

                                                                                            Approximate
              Location                Property Description                                 Square Footage
              ---------------         ----------------------------------------------       --------------
              Richmond, VA            Wireless Corporate Support                               10,976
              Charleston, WV          Wireless/Wireline Corporate Support and Switch           24,000
                                      Facility
              Waynesboro, VA          Warehouse                                                19,500

We also lease several other local business office facilities throughout our operating region with the largest facility consisting of about 8,000 square feet.

            RETAIL

We lease retail space throughout our operating region consisting of a mix of retail store fronts and smaller kiosks units. We have approximately 19 retail stores and 20 kiosks in the Virginia East Market, 17 retail stores and 12 kiosks in the Virginia West Market, and 13 retail stores and 16 kiosk in the West Virginia Market.

            CELL SITES

Substantially all of our operational cell sites are leased.

ITEM 3.     LEGAL PROCEEDINGS

            During the pendency of the Cases, all pending litigation against the Debtors is stayed. See Item 1. "Business - Reorganization Proceedings" for a discussion of the reorganization proceedings. Such discussion is incorporated herein by reference.

            In late 2002, Horizon Personal Communications, Inc. disputed certain categories of charges under the Network Services Agreement with West Virginia PCS Alliance, L.C. and Virginia PCS Alliance, L.C. (collectively, the "Alliances"), alleging that the Alliances overcharged Horizon $4.8 million during the period commencing October 1999 and ending September 2002 and $1.2 million for the period commencing October 2002 and ending December 2002. Horizon withheld these categories of charges from payments made from and after December 2002 and failed to timely pay their January 2003 invoice due following the Filing Date. On March 11, 2003, Horizon filed a motion with the Court which effected an administrative freeze as to the amounts payable on the January invoice. On March 12, 2003, the Alliances notified Horizon of the failure to make payment on the January invoice, reserving the right to terminate the agreement in accordance with the terms thereof. On March 24, 2003, the parties entered a Stipulation with the Court pursuant to which Horizon paid the January invoice and agreed to pay all future invoices and the Alliances agreed not to exercise their termination right, assuming all future payments are made in accordance with the agreement. The Stipulation further provides that Horizon is permitted to withhold amounts under monthly invoices in excess of $3 million if it determines in good faith that such amounts in excess of $3 million represent an overcharge by the Alliances, pending resolution of the dispute. In addition, the parties agreed to continue to discuss and negotiate, in good faith, their dispute regarding Horizon's claim. To the extent the dispute remains unresolved after 30 days, either party may submit the dispute to arbitration in accordance with the agreement.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            There were no matters submitted to a vote of security holders during the quarter ending December 31, 2002.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            On March 13, 2003, our common stock was delisted from the Nasdaq National Market following announcement of our filing of a voluntary petition under Chapter 11 of the Bankruptcy Code. Our common stock is currently trading on the Over-the-Counter Bulletin Board under the symbol "NTLOQ.OB." The number of registered shareholders totaled 3,658 as of December 31, 2002.

            We have not paid any dividends on our common stock during the two most recent fiscal years. In accordance with the Bankruptcy Code, the DIP Financing Facility and our senior credit facility, we are not permitted to pay any dividends or purchase any of our stock.

            The following table shows, for the periods indicated, the high and low closing bid prices for our common stock as reported by the Nasdaq National Market.

                                      2002                        2001
                           -------------------------   -------------------------
                               HIGH          LOW           HIGH          LOW
                           -----------   -----------   -----------   -----------
        First Quarter      $     15.61   $      3.55   $     24.88   $     15.44
        Second Quarter            4.42          1.11         30.06         17.02
        Third Quarter             1.66          0.14         26.75          6.85
        Fourth Quarter            0.73          0.21         15.49          7.66

As a result of the bankruptcy filing and the subsequent delisting by NASDAQ, our common stock closed on the OTCBB on April 7, 2003 at $.06.

ITEM 6.     SELECTED FINANCIAL DATA

The table below summarizes our recent financial information and supplementary data. For further information, refer to our Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data, of this Report.

NTELOS INC. AND SUBSIDIARIES

(In thousands, except per share amounts)         2002               2001              2000                1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                            $  262,727      $     215,063      $     113,519       $     69,830      $     58,163
Depreciation and amortization                     82,924             82,281             37,678             11,323             9,472
Asset impairment charges                         402,880                 --                 --              3,951                --
Operating (loss) income                         (424,559)           (61,777)           (17,426)            12,671            19,975
Income taxes (benefit)                            (6,464)           (34,532)             1,326              2,622             4,587
Equity loss from PCS investees                        --             (1,286)           (12,259)           (11,366)           (6,466)
Gain on sale of assets                             8,472             31,845             62,616              8,318                --

Income (loss) from continuing operations        (488,947)           (63,713)             2,270              5,891             6,856
Income (loss) applicable to common shares       (509,364)           (82,556)            10,471              6,493             8,508
Income (loss) from continuing operations
 per share-diluted                                (29.34)             (5.02)             (0.45)              0.45              0.52
Net income (loss) per common share -
 diluted                                          (29.34)             (5.02)              0.80               0.50              0.65
Cash dividends per common share                       --                 --              0.115              0.459             0.435
EBITDA/1/                                         61,245             20,504             20,252             27,945            29,447
Investment in property, plant and equipment      570,052            599,457            406,623            159,748           138,955
Total assets                                     729,521          1,196,886          1,079,017            218,002           154,334
Debt - Current and long-term/2/                  642,722            612,416            556,287             37,685            19,774
Redeemable, convertible preferred stock       $  286,164      $     265,747      $     246,906       $         --      $         --
Average number of common shares
 outstanding - diluted                            17,358             16,442             13,106             13,113            13,094
Number of employees                                1,278              1,395              1,218                981               743
Number of common shareholders of record            3,658              3,613              3,092              2,977             2,998

----------
/1/ Operating (loss) income before depreciation and amortization and asset impairment charges. See Management's Discussion and Analysis for additional factors to consider in using this measure. A reconciliation of operating
     (loss) income to EBITDA (a non-GAAP measure) follows:

Operating (loss) income               $      (424,559)   $     (61,777)   $     (17,426)   $     12,671    $      19,975
Depreciation and amortization                  82,924           82,281           37,678          11,323            9,472
Asset impairment charges                      402,880               --               --           3,951               --
                                      ---------------    -------------    -------------    ------------    -------------
EBITDA                                $        61,245    $      20,504    $      20,252    $     27,945    $      29,447
                                      ---------------    -------------    -------------    ------------    -------------

/2/ At December 31, 2002, approximately $623.8 million of the Company's long-term debt was classified as current due to the bankruptcy filing and other scheduled maturities. See Management's Discussion and Analysis for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers primarily in Virginia and West Virginia and in portions of certain other adjoining states. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. Our sales strategy is focused largely on a direct relationship with our customers through our 97 retail stores and kiosks located across the regions we serve as a direct business sales approach. As of December 31, 2002, we had approximately 266,500 digital PCS subscribers (up from 223,800 at December 31, 2001) and approximately 95,800 combined incumbent local exchange carrier ("ILEC") and competitive local exchange carrier ("CLEC") access lines installed (up from 85,600 installed lines at December 31, 2001).

We have been focusing our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services. We have also divested non-strategic assets and certain excess PCS spectrum. Transactions that were completed in 2002 include:

            . sale of substantially all of the assets of our National Alarm Services business;

            . sale of PCS spectrum covering 295,000 million POPS in State College and Williamsport, Pennsylvania;

            .       sale of minority ownership interest in America's Fiber
                    Network, LLC;

            . sale of excess PCS spectrum covering 373,000 million POPS in Winchester and Charlottesville, Virginia; and

            . sale of excess PCS spectrum covering 436,000 million POPS in Altoona and Johnstown, Pennsylvania and Wheeling, West Virginia.

CHAPTER 11 BANKRUPTCY FILING

On March 4, 2003 (the "Petition Date"), the Company and certain of its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Virginia (the "Bankruptcy Court"). By order of the Bankruptcy Court, the Debtors' respective cases are being jointly administered under the case number 03-32094 (the "Bankruptcy Case") for procedural purposes only. The Bankruptcy Case was commenced in order to implement a comprehensive financial restructuring of the Company.

In the first half of 2002, the Company took a number of restructuring steps to improve operating results, financial condition and conserve cash on hand by reducing its operating expenses, including a reduction in workforce, an early retirement program, termination of certain services in selected unprofitable locations, and curtailing or deferring certain capital expenditures. Despite the improved operating performance resulting from these measures and continued execution of the Company's business plan, the Company continues to require additional cash to fund its operating expenses, debt service and capital expenditures.

In September 2002, the Company retained UBS Warburg as its financial advisor to assist the Company in exploring a variety of restructuring alternatives. Thereafter, continued competition in the wireless telecommunications sector resulted in a modification to the Company's long-term business plan, including a reduction in wireless subscriber growth, a decrease in average revenue per wireless subscriber, a slower improvement in subscriber churn and slower growth in wholesale revenues. In addition, capital and lending prospects for telecommunication companies continued to deteriorate. On November 29, 2002, the Company entered into an amendment and waiver with the lenders under the Senior Credit Facility which restricted the amounts that the Company could borrow and waived the Company's obligation to make certain representations in order to submit a borrowing request. Without an extension of the waiver, the Company did not have access to the Senior Credit Facility following January 31, 2003. During this period, the Company was actively negotiating with its debtholders to develop a comprehensive financial restructuring plan. The Company was unable to reach an agreement with its debtholders on an out-of-court restructuring plan and, accordingly, on March 4, 2003, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code.

The Company conducts its operations through a number of wholly-owned or majority-owned subsidiaries. While it implements the proposed recapitalization, the Company expects its subsidiaries to continue to operate in the ordinary course of business.

            Proposed Restructuring

The Bankruptcy Case was commenced in order to implement a comprehensive financial restructuring of the Company, including the senior notes due 2010 (the "Senior Notes"), subordinated notes due 2011 and preferred and common equity securities. As of the date of this report, a plan of reorganization (the "Plan") has not been submitted to the Bankruptcy Court.

In order to meet ongoing obligations during the reorganization process, the Company entered into a $35 million debtor-in-possession financing facility (the "DIP Financing Facility"), subject to Bankruptcy Court approval. On March 5, 2003, the Bankruptcy Court granted access to up to $10 million of the DIP Financing Facility, with access to the full $35 million subject to final Bankruptcy Court approval, certain state regulatory approvals and the banks' receiving satisfactory assurances regarding the senior noteholders' proposed $75 million investment in the Company upon emergence from bankruptcy. On March 24, 2003, the Bankruptcy Court entered a final order authorizing the Company to access up to $35 million under the DIP Financing Facility and, as of April 11, 2003, the Company satisfied all other conditions to full access to the DIP Financing Facility.

The Company anticipates that the Plan will be funded by two sources of capital:
(i) an equity investment made by certain holders of Senior Notes of an aggregate of $75 million in exchange for new 9% convertible notes ("New Notes") of the reorganized company and (ii) a credit facility which permits the Company to continue to have access to its current $225 million of outstanding term loans with a $36 million revolver commitment ("Exit Financing Facility"). This Exit Financing Facility also provides that the term loans and any new borrowings under the revolver will be at current rates and existing maturities.

On April 10, 2003, the Company entered into a Plan Support Agreement (the "Plan Support Agreement") with a majority of the lenders under its Senior Credit Facility. The Plan Support Agreement provides that the lenders will agree to support a "Conforming Plan," which must include the following: (i) financing upon emergence from bankruptcy on agreed terms, (ii) cancellation of, or conversion into equity of the reorganized company upon emergence from bankruptcy of, substantially all of the Company's outstanding debt and equity securities,
(iii) outstanding indebtedness on the effective date of the Plan consisting of only certain hedge agreements, Exit Financing Facility, New Notes, existing government loans and certain capital leases, (iv) consummation of the sale of New Notes on the effective date of the Plan and (v) repayment of the DIP Financing Facility and the $36 million outstanding under the revolver.

On April 10, 2003, the Company also entered into a Subscription Agreement with certain holders of Senior Notes for the sale of $75 million aggregate principal amount of New Notes. The Plan Support Agreement and Subscription Agreement are subject to, among other things, confirmation of a Conforming Plan.

The Plan Support Agreement provides that a Conforming Plan and accompanying disclosure statement must be filed with the Bankruptcy Court prior to May 31, 2003 and that a disclosure statement, reasonably acceptable to the lenders, must be approved by the Bankruptcy Court no later than August 15, 2003. In addition, the Plan Support Agreement obligates the Company to have filed a Conforming Plan, solicited votes and conducted a confirmation hearing prior to September 30, 2003.

While a Plan has not been submitted, the Company anticipates that the Plan will constitute a Conforming Plan, with the conversion of existing debt securities into common ownership of the reorganized Company. The Company also anticipates that the holders of common stock of the Company will be entitled to little or no recovery. Accordingly, the Company anticipates that all, or substantially all, of the value of all investments in the Company's common stock will be lost.

            Bankruptcy Proceeding

In conjunction with the commencement of the Bankruptcy Case, the Debtors sought and obtained several first day orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Bankruptcy Case. The most significant of these orders (i) authorize access to up to $10 million of its $35 million debtor-in-possession financing facility (the "DIP Financing Facility") with Wachovia Bank, (ii) permit the Debtors to operate their consolidated cash management system during the Bankruptcy Case in substantially the same manner as it was operated prior to the commencement of the Bankruptcy Case, (iii) authorize payment of pre-petition employee salaries, wages, and benefits and reimbursement of pre-petition employee business expenses, (iv) authorize payment of pre-petition sales, payroll, and use taxes owed by the Debtors, and (iv) authorize payment of certain pre-petition obligations to customers.

On March 5, 2003, the Bankruptcy Court entered an interim order authorizing the Debtors to enter into the DIP Financing Facility, and to grant first priority mortgages, security interests, liens (including priming liens), and super priority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. At first day hearings, the Court entered orders that, among other things, granted authority to continue to pay employee salaries, wages and benefits, and to honor warranty and service obligations to customers. On March 24, 2003, the Bankruptcy Court entered a final order approving the DIP Financing Facility and authorizing the Debtors to utilize up to $35 million under the DIP Financing Facility. The full $35 million DIP commitment was subject to final Court approval, certain state regulatory approvals and the lenders' receiving satisfactory assurances regarding the proposed $75 million investment in the Company by certain holders of Senior Notes upon emergence from bankruptcy. Subsequent to March 24, 2003, the Company satisfied all other conditions to obtain full access to the DIP Financing Facility. The DIP Financing Facility is available to meet ongoing financial obligations in connection with the Company's regular business operations, including obligations to vendors, customers and employees during the Bankruptcy Case.

The Debtors are currently operating their businesses as debtors-in-possession under the Bankruptcy Code. Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The pre-petition obligations of the Debtors are subject to settlement under a plan of reorganization. In addition, as debtors-in-possession, the Debtors have the right, subject to the Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Bankruptcy Case unless such claims were secured prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Debtors.

Since the Petition Date, the Debtors have conducted business in the ordinary course. As noted above, early in 2002 the Company completed an operational restructuring (see Note 19) and, accordingly, does not contemplate further operational restructuring at this time. After developing the Plan, the Debtors will seek the requisite acceptance of the Plan by impaired creditors and equity holders, if it is determined that equity holders will receive a distribution under the Plan, and confirmation of the Plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Bankruptcy Case, the Debtors may, with the Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Bankruptcy Case will unfavorably affect the Debtor's results of operations. Future results of operations may also be adversely affected by other factors related to the Bankruptcy Case. No assurance can be given that the Debtor's creditors will support the proposed Plan, or that the Plan will be approved by the Bankruptcy Court. Additionally, there can be no assurance of the level of recovery to which the Debtors' secured and unsecured creditors will receive.

BASIS OF PRESENTATION

Our consolidated financial statements have been prepared on a going concern basis of accounting in accordance with accounting principles generally accepted in the United States. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Bankruptcy Case and the circumstances leading to the filing thereof, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to realize the carrying value of its assets and discharge its liabilities is subject to substantial uncertainty. The Company's ability to continue as a going concern depends upon, among other things, the Company's ability to comply with the terms of the DIP Financing Facility, confirmation of a plan of reorganization, availability of exit financing from existing lenders under the Senior Credit Facility, receipt of additional funding through the issuance of an aggregate of $75 million of New Notes, and the Company's ability to generate sufficient cash flows from operations. Our financial statements do not reflect adjustments for possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the outcome of the Bankruptcy.

Our consolidated financial statements do not reflect adjustments that may occur in accordance with the AICPA Statement of Position 90-07 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") ("SOP 90-07"), which the Company will adopt for its financial reporting in periods ending after emergence from bankruptcy, assuming the Company will continue as a going concern. In the Bankruptcy Case, substantially all unsecured liabilities as of the Petition Date are subject to settlement under a plan of reorganization to be voted on by creditors and equity holders, if it is determined that equity holders will receive a distribution under the Plan, and approved by the Bankruptcy Court. It is expected that the proposed Plan will result in "Fresh Start" reporting pursuant to SOP 90-7. Under Fresh Start reporting, the value of the reorganized Company would be determined based on the amount a willing buyer would pay for the Company's assets upon confirmation of the Plan by the Bankruptcy Court. This value would be allocated to specific tangible and identifiable intangible assets. Liabilities existing as of the effective date of the plan of reorganization would be stated at the present value of amounts to be paid based on current interest rates. For financial reporting purposes for periods ending after the Bankruptcy filing, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Bankruptcy Case will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-07.

Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable. Pursuant to SOP 90-07, professional fees associated with the Bankruptcy Case will be expensed as incurred and reported as reorganization costs. Also, interest expense and preferred dividends will be reported only to the extent that they will be paid during the Bankruptcy Case or that it is probable that they will be an allowed claim.

BACKGROUND INFORMATION

We closed on numerous significant transactions during 2000 and 2001, which significantly impact the comparability of the annual results of operations for the three years ended December 31, 2002. A summary of these transactions follows.

During 2000, we completed the following:

            . acquisition of the wireless PCS licenses, assets and operations of PrimeCo Personal Communications, L.P. ("PrimeCo") in the Richmond and Hampton Roads, Virginia markets ("PrimeCo VA" and also referred to within our operations as "VA East");

            . issuance and sale of an aggregate of $375 million of Unsecured Senior Notes and Unsecured Subordinated Notes ("Senior Notes" and "Subordinated Notes", respectively);

            . closing of $325 million Senior Secured Term Loans (also referred to as the "Senior Credit Facility"), with $150 million borrowed on the date of the PrimeCo VA closing, $175 million outstanding at year-end 2000 and $225 million outstanding at year-end 2001;

            . payment of existing senior indebtedness and refinancing of the Virginia PCS Alliance, L.C. ("VA Alliance") and the West Virginia PCS Alliance, L.C. (the "WV Alliance, and collectively, the "Alliances") debt obligations;

            . issuance and sale of $250 million of redeemable, convertible preferred stock;

            . redemption of the Series A preferred membership interest in the VA Alliance and conversion of the Series B preferred membership interest into common interest;

            . dispositions of Virginia RSA5 Limited Partnership interest and the analog assets and operations of Virginia RSA6 Cellular Limited Partnership in connection with the PrimeCo VA acquisition; and,

            .       disposition of our directory assistance operation.

We completed a majority of our geographic expansion in 2001. In February 2001, the Company completed closing of the merger agreement with R&B Communications, Inc. (R&B"), an integrated communications provider in a geographic market contiguous to ours, and commensurate therewith, began consolidating the results of the WV Alliance (Note 6).

We accounted for the directory assistance operation disposed of in July 2000 as a discontinued operation. Therefore, the directory assistance operating results are separated in the financial statements from the results of continuing operations and are separately discussed after the income taxes in the results of operations section below.

Collectively, these 2000 and 2001 events are referred to as the "Transactions" elsewhere in this document. All references to "Notes" relates to the disclosures contained in the footnotes to the Company's audited financial statements.

As a result of the Transactions and the various effective dates of each (Notes 5, 6, 7, 8 and 9), 2002 annual and quarterly results differ significantly from 2001 and 2001 results differ significantly from 2000 results. The first quarter of 2001 differed significantly from the last three quarters of 2001 as the R&B merger and the WV Alliance consolidation occurred February 13, 2001. Similarly, the fourth quarter of 2000 differed significantly from the first three quarters of 2000 as the VA East acquisition and the VA Alliance consolidation were consummated on July 26, 2000. We reported significant losses from operations after the second quarter of 2000 due to the following:

            . addition of the VA East operations and the consolidation of the VA Alliance in July 2000 and the consolidation of the WV Alliance in February 2001, both of which generated significant losses during 2000 and 2001.

            . increased amortization of goodwill, acquired licenses and other intangibles from the PCS acquisitions and the merger with R & B; and,

            . interest expense increased significantly due to the additional debt and preferred equity financing noted.

            . asset impairment charges of $403 million reported in the fourth quarter of 2002 on the wireless licenses, goodwill and other intangible assets and the network goodwill.

OTHER OVERVIEW DISCUSSION

To supplement its financial statements presented on a GAAP basis, throughout this document the Company references non-GAAP measures, such as EBITDA, to measure operating performance. Management believes EBITDA to be a meaningful indicator of the Company's performance that provides useful information to investors regarding the Company's financial condition and results of its operations. Presentation of EBITDA is consistent with the Company's past practice and EBITDA is a non-GAAP measure commonly used in the communications industry and by financial analysts and others who follow the industry to measure operating performance. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (both of which are determined in accordance with generally accepted accounting principles) or as a measure of liquidity. A reconciliation of operating loss to EBITDA is provided in Note 4 of the Company's financial statements.

         As a result of our increasing focus on and growth in digital PCS, Internet access and CLEC services, a significant portion of our operating revenues and EBITDA are generated by these businesses. Unlike our ILEC business, these newer businesses have significant start-up costs associated with expansion into new markets, introduction of new service offerings throughout the regions we serve and significant competitive pricing pressures, which results in lower operating margins. As we continue to grow these businesses, we expect these operating margins to improve but to continue to be lower than those realized before these other businesses were significant to the Company's consolidated operations.

The discussion and analysis herein should be read in conjunction with the financial statements and the notes thereto included herein. Much of the discussion in this section involves forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those results anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in the Form 10-K for the year ended December 31, 2002, under "Factors Affecting Future Performance". We wish to caution readers that these forward-looking statements and any other forward-looking statements made by us are based on a number of assumptions, estimates and projections including but not limited to: our ability to develop, prosecute, confirm and consummate a plan of reorganization; our ability to operate under debtor-in-possession financing; our ability to maintain vendor, lessor and customer relationships while in bankruptcy; our substantial debt obligations and our ability to service those obligations, even after the proposed reorganization; the additional expenses associated with bankruptcy as well as the possibility of unanticipated expenses; restrictive covenants and consequences of default contained in our financing arrangements; the cash flow and financial performance of our subsidiaries; the competitive nature of the wireless telephone and other communications services industries; the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services; the capital intensity of the wireless telephone business; retention of our existing customer base, including our wholesale customers, especially Horizon; the ability of Horizon and other customers to pay for our services; our ability to attract new customers, and maintain or improve average revenue per subscriber; unfavorable economic conditions on a national and local level; effects of acts of terrorism or war (whether or not declared); changes in industry conditions created by federal and state legislation and regulations; weakening demand for wireless and wireline communications services; rapid changes in technology; adverse changes in the roaming rates we charge and pay; adverse changes in rates we pay to ILECs for collocation and unbundled network elements; fluctuations in the values of non-strategic assets such as excess PCS and other spectrum licenses, which are currently below that of recent transactions we have completed; the level of demand for competitive local exchange services in smaller markets; our ability to manage and monitor billing; possible health effects of radio frequency transmission; and the impact of decline in our stock price and subsequent de-listing by the NASDAQ stock market. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements included herein are as of the date hereof. We are not obligated to update or revise any forward-looking statements or to advise of any changes in the assumptions on which they are based, whether as a result of new information, future events or otherwise.

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

Revenue Recognition Policies - As discussed in Note 3, we recognize operating revenues as services are provided or when products are delivered. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The reserve estimation process requires that management make assumptions based on historical results, future expectations related to collections and dispute resolution, the economical and competitive environment, changes in the credit worthiness of our customers, and other relevant factors.

Long-lived Asset Recovery - Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise a significant portion of our total assets. Costs associated directly with the uncompleted assets where we engage in the related construction include employee related costs and interest expense incurred during the construction period and are capitalized. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform reviews once a year or more frequently, as management deems necessary, to confirm the appropriateness of estimated economic useful lives for each category of property, plant and equipment. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require both judgment and estimation. When assets are sold, impaired, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized.

            On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This pronouncement establishes a single accounting model, based on the framework established in SFAS No. 121, for the recognition and measurement of the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company adopted SFAS No. 144 at the beginning of fiscal 2002. The Company has completed its fixed asset testing under this standard as of December 31, 2002. From this testing, the Company determined that impairment existed with certain of the wireless PCS segment assets. Accordingly, an asset impairment charge was recorded which totaled $28.5 million, $16.7 million of which pertained to property, plant and equipment and $11.8 million of which related to intangible assets with finite lives. In addition to this, the Company reported a SFAS No. 144 $1.1 million and $10.3 million asset impairment charge related to property, plant and equipment and finite lived radio spectrum licenses, respectively, in the wireless cable business (see Note 2).

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

Further discussions on these accounting policies are found in Note 3.

Goodwill and Indefinite Lived Intangibles - We have had significant merger and acquisition activity in 2000 and 2001 (see Note 6 and the discussion on the "Transactions" above). In all cases, we have recorded the transactions under the purchase accounting method. Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the assets and liabilities purchased. In our recording of the transactions, a significant portion of our cost in excess of the book value of net assets acquired has been allocated to indefinite lived licenses and goodwill. Also, amounts have been allocated to other identifiable intangible assets such as non-compete agreements, customer lists, assembled workforce, tower franchise rights and employment agreements. Finite useful lives were assigned to these intangibles and they will be amortized over their remaining lives. As with any intangible asset, future write downs may be required if the value of these assets becomes impaired.

            The Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, on January 1, 2002. Under these new rules, goodwill, assembled workforce intangible asset and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with this Statement. Other intangible assets will continue to be amortized over their useful lives. Accordingly, the Company ceased amortization of goodwill, assembled workforce and PCS radio spectrum licenses on January 1, 2002. The Company performed transitional testing as of January 1, 2002 and performed additional testing at June 30, 2002. Based on the results of this testing, no impairment was recorded. During the first quarter of 2003, the Company completed its annual SFAS No. 142 impairment tests as of October 1, 2002. Based on this testing, the Company reported asset impairment charges totaling $362.1 million (see Note 2). The Company reviewed the results performed as of October 1, 2002 to determine whether they would have been materially different if they had been performed as of December 31, 2002. The Company concluded that no changes would have been made to the underlying assumptions that would have resulted in materially different test results.

Employee Benefit Plan Assumptions - Retirement benefits are a significant cost of doing business and yet represent obligations that will be settled far in the future. Retirement benefit accounting is intended to reflect service periods based on the terms of the plans and the investment and funding decisions made by the Company. The accounting requires that management make assumptions regarding such variables as the return on assets, the discount rate, and future health care costs. Changes in these key assumptions can have a significant impact on the projected benefit obligation, funding requirements and periodic benefit cost incurred by the Company. Our policies and key assumptions are discussed in Note 15.

Income Taxes - Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 13. These reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or on results from final Internal Revenue Service review of our tax returns. We have generated significant NOL's in recent years. We have evaluated the realizability of the related deferred tax asset base in light of anticipated future results. In 2002, we recorded a valuation allowance against deferred tax assets based on management's determination that the realization of the tax asset was uncertain given losses in recent years and uncertainty over utilization within the statutory life. Depending on the outcome of the restructuring of our debt and equity securities under the bankruptcy filing (see Note 1), the restructuring could result in a substantial reduction in the amount of existing NOL carry-overs and could result in limitations on our ability to use remaining carryovers and built-in losses in future years. The reduction of or potential limitation on our ability to use such favorable tax attributes could adversely affect our financial position in future years.

Other New Accounting Pronouncements - In June 2001, the FASB also approved SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 will be effective for the Company beginning on January 1, 2003. The Company has performed a preliminary assessment of the applicability and materiality of the adoption of this standard. The Company has determined that this is primarily applicable to tower sites within the wireless segment and has determined that the adoption of the standard could be material and may result in an asset retirement obligation estimated of up to $12 million.

            In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under EITF Issue No. 94-3, certain exit costs were accrued upon management's commitment to an exit plan, which was generally before an actual liability had been incurred. The Company will adopt SFAS No. 146 on January 1, 2003. A restructuring charge was reported during the first, second and fourth quarters of 2002 for $4.3 million relating to severance costs and pension curtailment costs for employees affected by the reduction in force activity, lease termination obligations associated with the exit of certain facilities and financial restructuring legal and advisor costs. At December 31, 2002, approximately $1.1 million of the remaining $1.5 million obligations relating to the operational restructuring related to pension curtailment costs. Had the Company reported the restructuring charges recorded in 2002 under SFAS No. 146, the timing of recognition would have been impacted.

            In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS No. 123. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company has elected to continue accounting for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, the Company has only adopted the revised disclosure requirements of SFAS No. 148 as of December 31, 2002 (Note 17).

            In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. At December 31, 2002, the Company had not entered into any material arrangement that would be subject to the disclosure requirements of FIN 45. The Company does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements.

            In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. The Company is in the process of evaluating the impact of FIN 46 on its consolidated financial statements.

OPERATING REVENUES

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

            . depreciation and amortization, including amortization of intangible assets where applicable (Note 2) and depreciable long lived property, plant and equipment;

            . asset impairment charge, including impairments recognized against property, plant and equipment and both finite and infinite lived intangible assets and goodwill;

            . customer operations expenses, including marketing, product management, product advertising, sales, billing, publication of a regional telephone directory, customer care and directory services;

            . corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses; and,

            . operational and capital restructuring charges associated with organizational initiatives, workforce reductions and exiting certain facilities and capital restructuring.

OTHER INCOME (EXPENSES)

            Our other income (expenses) are generated (incurred) from interest income and expense, equity loss from the VA Alliance (through July 25, 2000) and WV Alliance (through February 13, 2001) (collectivity, the "Alliances" or "PCS investees"), and gains or losses on the sale of investments and other assets.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

OVERVIEW

Operating revenues, which are reported net of bad debt expense, increased $47.6 million, or 22%, from $215.1 million in 2001 to $262.7 million in 2002. Operating loss increased $362.8 million, from $61.8 million in 2001 to $424.6 million in 2002. Net income excluding depreciation and amortization and asset impairment charges or as commonly referred to and referred to herein as "EBITDA" ("earnings before interest, taxes, depreciation and amortization"), increased $40.7 million, or 199%, from $20.5 million in 2001 to $61.2 million in 2002.

            The combination of digital PCS customers from acquisitions and significant customer additions over the two year period, wireline growth from the R&B merger, internal growth and growth in CLEC and Internet customers contributed to the year over year 22% increase in revenue. PCS revenues increased $38.0 million (32%), ILEC revenues increased $4.3 million (10%), CLEC revenues increased $5.5 million (32%), network revenues decreased $.2 million (3%) and Internet revenues increased $.8 million (5%), from 2001 to 2002. Bad debt expense on a consolidated basis increased $6.0 million (60%), from $10.1 million in 2001 to $16.1 million in 2002. Primarily all of this increase is from the wireless PCS segment, driven by the significant increase in customer and revenue growth and customer churn, primarily occurring in the VA East PCS market (see Wireless PCS operating revenue section below for further discussion).

            The significant increase in operating losses is due to the $402.9 million asset impairment charge recorded in 2002 (discussed in detail in the overview section) and a $4.3 million restructuring charge in 2002, offset by an improvement in EBITDA before the restructuring charges of $45.0 million. Depreciation and amortization remained flat despite $73.3 million in capital expenditures and an $11.2 million increase in accelerated depreciation from early retirements of network equipment replaced in the 3G-1XRTT during 2002 as compared to 2001. This was offset by the $20.4 million decrease in amortization of intangibles associated with the adoption of Statement of Financial Accounting Standard No. 142 ("SFAS 142") on January 1, 2002 and depreciation reductions from $44.4 million of property, plant and equipment retirements, primarily related to the 3G-1XRTT upgrade project.

            Net loss applicable to common shares for 2002 was $509.4 million, which included $402.9 million in asset impairment charges, $4.3 million in restructuring charges, $8.5 million gains on sale of assets and $78.4 million interest expense.

            Net loss applicable to common shares for 2001 was $82.6 million, which included equity losses from the Alliances of $1.3 million, $23.0 million gain on sale of securities available for sale, $8.6 million gain on sale of a PCS spectrum license and $2.2 million of merger termination fees, net of fees and expenses.

OPERATING REVENUES

              OPERATING REVENUES                    TWELVE MONTHS ENDED DECEMBER 31,
              ----------------------------------------------------------------------------
                                                                        $            %
              ($'s in 000's)               2002          2001        Variance     Variance
              ----------------------------------------------------------------------------
              Wireless PCS            $   156,860    $  118,832     $   38,028          32%

              Wireline
                  ILEC                     47,128        42,786          4,342          10%
                  Network                   8,449         8,694           (245)         (3%)
                  CLEC                     22,858        17,346          5,512          32%
                  Internet                 18,481        17,659            822           5%
              ----------------------------------------------------------------------------
                    Total Wireline         96,916        86,485         10,431          12%

              Other                         8,951         9,746           (795)         (8%)
              ----------------------------------------------------------------------------
              Total                   $   262,727    $  215,063     $   47,664          22%

WIRELESS COMMUNICATIONS REVENUES-Wireless communications revenues increased $38.0 million, or 32%, due primarily to an increase in PCS subscribers of 42,700, from 223,800 at the end of 2001 to 266,500 at the end of 2002, and a $14.0 million increase in the wholesale and roaming revenues. Average monthly revenue per subscriber ("ARPU", without roaming) remained steady during 2002 with overall ARPU at $44 at year-end 2001 and 2002, due primarily to pricing pressures on post-pay type plans and a shrinking of the pre-paid customer base in total and as a percent of the total customer base. As of December 31, 2002, post-pay type products accounted for 94% of the subscriber base compared to 82% as of year end 2001.

            In addition to subscriber growth and growth in these related revenues, wholesale revenues generated through an agreement with Sprint/Horizon increased $13.4 million, from $19.1 million in 2001 to $32.5 million in 2002 (see Liquidity and Capital Resources section for discussion on the amendment to this agreement). In March 2003, Horizon filed a dispute with the Bankruptcy court claiming we over billed them for a total of $6 million (see Note 18). We are contesting allegations and will be seeking to resolve this dispute during April 2003 or will seek resolution through an arbitration process.

            On March 28, 2003, Horizon filed its Form 10-K for the year ending December 31, 2002. This document disclosed that there was substantial doubt about Horizon's ability to continue as a going concern because of the probability that Horizon will violate one or more of its debt covenants in 2003. The Company's future wholesale revenues under the wholesale network services agreement with Horizon could be materially impacted if Horizon was to be unable to continue as a going concern. No other single customer accounted for more than 10% of the Company's consolidated revenues in any of the three years during the period ended December 31, 2002.

WIRELINE COMMUNICATIONS REVENUES-Wireline communications revenues increased $10.4 million, or 12%, from $86.5 million in 2001 to $96.9 million in 2002.

..       Telephone Revenues. Telephone revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our ILEC business increased $4.3 million, or 10%, from $42.8 million in 2001 to $47.1 million in 2002. Access lines remained essentially flat throughout 2002 as lines totaled 52,014 at year end 2002, just 22 lines behind the prior year end; however, carrier access minutes increased 6.9% from 2001 to 2002 and composition of the access minutes shifted favorably towards higher priced rate types.

..       Network Revenues. Revenues from fiber optic and other long haul transport related network usage decreased $.2 million, or 3%, from $8.6 million in 2001 to $8.4 million in 2002. This was primarily due to reductions in network rates and the loss of certain traffic in the second half of 2001.

..       CLEC Revenues. Revenues from CLEC operations increased $5.5 million, or
        32%, from $17.3 million in 2001 to $22.9 million in 2002. During 2002, we added 10,200 access lines, a 30% increase, finishing the year with 43,800 access lines. In addition to revenue growth generated from traditional CLEC services, revenues from private line or dedicated circuits for business accounts increased $.9 million, or 30%, from $3.3 million in 2001 to $4.2 million in 2002. This growth was offset by a decline in reciprocal compensation revenues (revenues earned for terminating calls from other ILEC's or CLEC's) of $1.3 million, or 35%, from $3.7 million in 2001 to $2.4 million in 2002 due to a significant reduction in rates in mid-2001 and mid-2002.

..       Internet Revenues. Revenues from Internet services increased $.8 million, or 5%, from $17.7 million in 2001 to $18.5 million in 2002. As part of the Company's previously announced expense reduction initiatives, operations were ceased in certain dial-up Internet markets and rates were increased in others, both of which have resulted in some loss of dial-up customers. Additionally, in the process of consolidating multiple billing systems, we recorded dial-up customer adjustments of approximately 3,100 in third quarter 2002 and a final additional adjustment of 5,000 in fourth quarter 2002; however, these adjustments had no financial impact. Despite the overall decline in subscribers from the factors noted above, we grew the number of digital subscriber line ("DSL") customers by 1,530, or 38%, resulting in $1.2 million of DSL revenue growth. In 2001 we added residential DSL through line sharing (discussed in the Overview section above), which greatly increased the size of the market population within the existing geographic markets that we serve and improved the attractiveness of the DSL product. Prior to this, DSL was only sold to businesses.

OTHER COMMUNICATIONS SERVICES REVENUES-Other communications services revenues decreased $.8 million, or 8%, from $9.7 million in 2001 to $8.9 million in 2002. This was primarily due to a decline in Voicemail and Paging revenues of $1.4 million (58%) due to the movement of voicemail assets and operations out of other communications services to the wireless PCS segment (which is the primary user of this service) in 2002 and a decline in rental revenues from the loss of the rentals of our directory assistance calling centers offset by the $1.1 million related lease buyout (see Note 7).

OPERATING EXPENSES

              OPERATING EXPENSES                                  TWELVE MONTHS ENDED DECEMBER 31,
              -----------------------------------------------------------------------------------------
                                                                                                  %
              ($'s in 000's)                                2002          2001    Variance     Variance
              -----------------------------------------------------------------------------------------
              Operating Expenses, excluding Depreciation
                and Amortization and Asset Impairment
                Charges
              Wireless PCS                               $ 142,022   $ 139,531   $   2,491            2%

              Wireline
                  ILEC                                      14,520      15,330        (810)          (5%)
                  Network                                    1,597       1,429         168           12%
                  CLEC                                      16,927      15,442       1,485           10%
                  Internet                                  13,561      16,313      (2,752)         (17%)
              -----------------------------------------------------------------------------------------
                    Total Wireline                          46,605      48,514      (1,909)          (4%)

              Other                                         12,855       6,514       6,341           97%
              -----------------------------------------------------------------------------------------
              Sub-Total                                    201,482     194,559       6,923            4%
              Depreciation & Amortization                   82,924      82,281         643            1%
              Asset Impairment Charges                     402,880           -     402,880          N/M
              -----------------------------------------------------------------------------------------
              Total                                      $ 687,286   $ 276,840   $ 410,446          148%

TOTAL OPERATING EXPENSES-As noted above, total operating expenses increased $410.4 million in 2002 compared to 2001. Of this increase, $402.9 million is due to the asset impairment charges recorded in the fourth quarter in the wireless PCS and Network segments and in the wireless cable business of $367.0 million, $20.9 million and $15.0 million, respectively. Additionally, depreciation and amortization were increased by $3.9 million and $15.0 million for 2001 and 2002, respectively, for the accelerated depreciation related to the early retirement of network equipment in connection with the 3G-1XRTT upgrade. Another factor resulting in a comparative difference between depreciation and amortization was the ceasing of amortization on goodwill and other indefinite lived assets in 2002. Amortization of these assets was $20.4 million in 2001. These factors were offset by $59 million of net growth in depreciable assets (assets placed in service during 2002 less 2002 retirements) excluding the fourth quarter 2002 impact from asset impairment charges. Finally, $6.1 million of the year over year fluctuation in operating expenses is due to the exclusion of R&B and the WV Alliance from operating expenses for the first 43 days of 2001. Operating expenses, excluding depreciation and amortization and asset impairment charges, increased $6.9 million, or 4%, from $194.6 million for 2001 to $201.5 million for 2002.

            Wireline operating expenses, excluding depreciation and amortization, decreased $1.9 million, or 4%, from $48.5 million in 2001 to $46.6 million in 2002. Wireless operating expenses, excluding depreciation and amortization, increased $2.5 million, or 2%, from $139.5 million in 2001 to $142.0 million in 2002. Within the individual segments that comprise total wireline, ILEC decreased $.8 million, or 5%, CLEC increased $1.5 million, or 10%, Internet decreased $2.7 million, or 17%, and Network increased $.2 million, or 12%. Within the wireless business, WV Alliance, consolidated in February 2001, increased $4.3 million, or 17%. VA East, which was consolidated in July 2000, increased $1.3 million, or 2%, and the VA West market, consisting primarily of VA Alliance, which was also consolidated in July 2000, decreased $2.9 million, or 6%. Operating expenses, excluding depreciation and amortization, from the other communication service businesses increased $6.3 million due primarily to restructuring charges of $4.3 million recognized in 2002, as well as increases in corporate related professional fees and insurance costs. Across all businesses, operation expense reductions driven by the operational restructuring in early 2002 and continued improvements in network efficiency and other cost containment measures held operating expenses down despite continued customer growth noted in the preceding revenue discussions.

COST OF WIRELESS SALES-Cost of wireless sales increased $1.1 million, or 2%, from $47.8 million in 2001 to $48.9 million in 2002. The exclusion of the WV Alliance for the first 43 days of 2001 accounted for $1.4 million of this increase; therefore, cost of sales decreased $.3 million, or 1%, after accounting for this exclusion. This decrease was due to improved network efficiency, lower handset costs and improved inventory control, offset by a 19% increase in customers over 2001. The Company's average selling price for handsets with service contracts was approximately $31 in 2001 and $47 in 2002 and the average handset cost was $161 in 2001 and $152 in 2002, for a subsidy of $130 per unit in 2001 and $105 per unit in 2002. Additionally, a decrease in annual customer churn, from 4.31% in 2001 to 4.16% in 2002 also contributed to holding cost of wireless sales significantly below the related revenue increase.

MAINTENANCE AND SUPPORT EXPENSES-Maintenance and support expenses increased $1.9 million, or 3%, from $62.5 million in 2001 to $64.4 million in 2002. Of this increase, $1.7 million relates to the exclusion of R&B and the WV Alliance for the first 43 days of 2001 prior to consolidation. Also contributing to the increase were increased unbundled network elements ("UNE's") and transport costs due to CLEC customer growth, offset by staff reductions, cost containment measures across all segments and improved efficiency in network and transport costs (i.e. network grooming).

DEPRECIATION AND AMORTIZATION EXPENSES-Depreciation and amortization expenses increased $.6 million, or 1%, from $82.3 million in 2001 to $82.9 million in 2002. We reported accelerated depreciation of $15.0 million for the twelve months ended December 31, 2002 on wireless digital PCS equipment replaced during 2002 or which are scheduled to be replaced into the first half of 2003, and on certain CLEC equipment whose lives were shortened due to capacity limitations. Accelerated depreciation for 2001 was $3.9 million. The 2002 replacement schedule was accelerated within the year resulting in this significant increase in depreciation during the twelve-month period. Accelerated depreciation will continue on the assets scheduled to be retired in 2003. The effect of this is expected to be approximately $1.5 million in 2003.

            On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the provisions of SFAS 142, we discontinued amortization of goodwill, wireless PCS spectrum licenses and the assembled workforce intangible asset as of that date, as these assets are considered indefinite lived intangible assets and are subject to periodic impairment testing rather than amortization (Notes 2 and 3). Amortization of indefinite lived intangible assets was $20.4 million in 2001.

ASSET IMPAIRMENT CHARGES-During the first quarter of 2003, the Company completed the 2002 annual SFAS No. 142 impairment testing of all goodwill and indefinite lived intangible assets as of October 1, 2002. Additionally, the Company performed impairment testing on other long term assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the fourth quarter based on the presence of impairment indicators. In September 2002, the Company retained UBS Warburg as its financial advisor to assist the Company in exploring a variety of restructuring alternatives. Thereafter, continued competition in the wireless telecommunications sector resulted in a modification to the Company's long-term business plan, including a reduction in wireless subscriber growth, a decrease in average revenue per wireless subscriber, a slower improvement in subscriber churn and slower growth in wholesale revenues. In addition, capital and lending prospects for telecommunication companies continued to deteriorate. These factors negatively impacted the Company and the industry sector's financial projections and market valuations. Accordingly, the Company recognized impairment on its wireless PCS licenses, goodwill and other intangible assets totaling $350.3 million. Additionally, certain wireless PCS property, plant and equipment was required to be restated to fair value which resulted in a $16.7 million impairment charge. In addition to the impairment recognized in the wireless PCS segment, the network segment goodwill was determined to be impaired resulting in a $20.9 million impairment charge. Finally, licenses, goodwill and property, plant and equipment associated with the wireless cable business were also determined to be impaired resulting in a $15.0 million impairment charge.

CUSTOMER OPERATIONS EXPENSES-Customer operations expenses remained relatively flat from year to year, increasing $.3 million, or 1%, from $65.7 million in 2001 to $66.0 million in 2002. This was due in part to the fact that we converted our VA East PCS customers onto our billing system in July 2001 and in-sourced the billing functions, causing billing-related costs to decrease significantly from year to year. Additionally, cost of acquisition ("COA"), which is the cost of the handset subsidy (included in the Cost of Wireless Sales line) and marketing costs, advertising costs, sales commissions and sales management costs (included in the Customer Operations line), decreased from $344 in 2001 to $302 in 2002, primarily from handset subsidy reductions (discussed in the Wireless Cost of Sales section), cost containment efforts related to advertising and marketing expenses and a shift in the sales channel mix from the more expensive indirect channel to the direct channel. These savings were offset by the 19% increase in customers from the end of 2001 to December 31, 2002.

CORPORATE OPERATIONS EXPENSES-Corporate operations expenses decreased $.7 million, or 4%, from $18.6 million in 2001 to $17.9 million in 2002. This decrease is primarily due to personnel reductions in corporate related back office functions, offset by increases in legal costs and fees for other professional services.

RESTRUCTURING CHARGES- Restructuring charges were recorded in the first, second and fourth quarters of 2002 based on an approved plan to reduce our workforce by approximately 15% through the offering of early retirement incentives, the elimination of certain vacant and budgeted positions and the elimination of some jobs. The plan also involved exiting certain facilities in connection with the workforce reduction and centralizing certain functions. A total of 96 current employees left the Company as a result of these actions. The employees impacted were primarily in management, operations, engineering and a number of other support functions. Total costs related to these activities were $2.7 million and were reported during the first and second quarters of 2002. An additional $1.6 million was reported during the fourth quarter of 2002 which was primarily related to capital restructuring. We incurred significant legal and advisory fees in the third and fourth quarter of 2002 in an effort to restructure our debt terms and capital structure. These efforts were unsuccessful and the related costs were expensed accordingly (see Notes 1 and 19).

OTHER INCOME (EXPENSES)

Gains on the sale of assets decreased $23.3 million, or 73%, from $31.8 million in 2001 to $8.5 million in 2002. The $31.8 million gain in the previous year related primarily to the sale of our holdings of Illuminet, Inc. ($23.0 million) and to the sale of PCS licenses in Kingsport, Tennessee ($8.6 million). The current year gain related to sales of excess PCS licenses (Note 7).

            Interest expense increased $2.1 million, or 3%, from $76.3 million in 2001 to $78.4 million in 2002. This increase is due to an increase in the average debt over the respective periods primarily from capital expenditures needed to support future growth in excess of cash flow generated from current operations. During 2002, we increased our borrowings under the Senior Credit Facility by $36 million. This was partially offset by a decrease in our average annual borrowing rate of .7%, from 11.7% to 11.0%.

            Other income (expense) decreased $7.2 million, from $5.7 million income in 2001 to $1.5 million expense in 2002. The prior year income was comprised primarily of interest income earned on an average restricted cash balance of approximately $51 million, interest from advances to the WV Alliance, which averaged approximately $68 million during the first 43 days of 2001, and other miscellaneous asset retirement gains. During the twelve months ended December 31, 2002, interest income on restricted cash was down significantly due to the reduced average restricted cash balance of approximately $15 million. The remaining restricted cash balance was consumed by the August 15, 2002 interest payment on the Senior Notes. This income was offset by a $1.1 million permanent impairment recorded for our investment in WorldCom, Inc., other corporate financing costs and miscellaneous non-operating expenses.

            Our share of losses from the WV Alliance decreased $1.3 million, or 100%, from $1.3 million in 2001 to zero in 2002. This is due to the fact that, upon completion of the R&B merger in February 2001, the Company began consolidating the results of operations for the WV Alliance (Note 6). Our ownership interests in the VA Alliance and the WV Alliance increased to 91% and 79%, respectively, upon completion of the R&B merger (Note 6). Subsequent to our purchases of additional minority interest during 2001, our ownership interests increased to 97% for the VA Alliance and 98% for the WV Alliance.

INCOME TAXES

            Income tax benefit decreased $28.0 million, or 81%, from $34.5 million in 2001 to $6.5 million in 2002. The 2002 benefit is net of a valuation allowance of $155.5 million. Further, with the adoption of SFAS No. 142 on January 1, 2002, we no longer have the permanent differences associated with non-deductible goodwill. Offsetting these factors in the current year are the non-deductible basis differences in licenses sold and asset impairment charges taken in accordance with SFAS No. 142 and 144, which reduced the rate from the statutory rate; as a result, the effective tax rate was 32.7% in 2002, excluding the impact of the $155.5 million valuation reserve, compared to 36.9% in 2001.

MINORITY INTERESTS IN LOSSES (EARNINGS) OF SUBSIDIARIES

            Minority interests in losses decreased $3.0 million, from $3.5 million in 2001 to $.5 million in 2002. Due to the fact that the Alliances have accumulated deficits in equity, we record 100% of the results of operations from the Alliances in our consolidated results until such time as the collectibility of the minority interest assets generated (but not booked) becomes certain. This occurs upon collection of minority capital contributions from capital calls. Capital calls to minority partners totaled $3.5 million in 2001 and $.6 million in 2002. One of the reasons that this amount declined is due to the substantial decrease in percentage of minority interest in the Alliances. Minority interest in the VA Alliance and WV Alliance after January 2002 was 3% and 2%, respectively.

DIVIDEND REQUIREMENTS ON PREFERRED STOCK

Dividend requirements on preferred stock increased $1.6 million, from $18.8 million in 2001 to $20.4 million in 2002. The Company issued $250 million of redeemable, convertible preferred stock ($112.5 million of Series B preferred, $137.5 million of Series C preferred in July 2000 pursuant to the 2000 Transactions discussed in the Overview section above). The preferred stock accrues dividends at a rate of 8.5% and 5.5% per annum for the Series B preferred and Series C preferred, respectively, which is payable semi-annually on June 30 and December 31. If dividends are not paid in cash, the unpaid amount is added to the accreted value of the preferred stock. As of December 31, 2002, all dividends have been paid in kind. In addition to the dividend accruals, accretion of the issuance costs is recorded in dividend requirements on preferred stock. This amounted to $1.1 million in both 2001 and 2002.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

OVERVIEW

Operating revenues, which are reported net of bad debt expense, increased $101.6 million, or 89%, from $113.5 million in 2000 to $215.1 million in 2001. EBITDA increased $.2 million, or 1%, from $20.3 million in 2000 to $20.5 million in 2001. Operating loss increased $44.4 million, from $17.4 million in 2000 to $61.8 million in 2001.

            The combination of digital PCS customers from acquisitions and significant customer additions over the two year period, wireline growth from the R&B merger, internal growth and growth in CLEC and Internet customers contributed to the year over year 89% increase in revenue. PCS revenues increased $79.7 million (204%), ILEC revenues increased $10.6 million (33%), CLEC revenues increased $8.4 million (93%) and network and Internet revenues increased $5.0 million (135%) and $4.2 million (31%), respectively, from 2000 to 2001. Bad debt expense increased $6.9 million (212%), from $3.2 million in 2000 to $10.1 million in 2001. Of this increase, $6.1 million is from the wireless PCS segment, driven by the significant increase in customer and revenue growth and customer churn, primarily occurring in the VA East PCS market (see Wireless PCS operating revenue section below for further discussion).

            EBITDA remained relatively flat from 2000 to 2001 due to the inclusion of the VA East and VA Alliance operations for the full year 2001 as compared to the partial year 2000 and the consolidation of the WV Alliance in early 2001. These businesses generated EBITDA losses of $6.8 million and $17.5 million for 2000 and 2001, respectively. In addition to these comparative differences, digital PCS customer additions exceeded prior year customer additions on a pro forma basis by 9,100, or 20% and with this, additional related costs of acquiring new PCS subscribers were incurred (discussed above) of approximately $3 million. These factors were offset by the inclusion of the R&B operation, which generated positive EBITDA of $9.1 million in 2001. Adjusting EBITDA to include VA East, VA Alliance and WV Alliance for both 2000 and 2001, pro forma EBITDA improved $15.1 million, from $5.3 million in 2000 to $20.4 million in 2001, $7.1 million of which is from the PCS operations and $8.9 million are from the wireline operations, relatively evenly distributed between ILEC, CLEC, Internet and Network.

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

OPERATING REVENUES

              OPERATING REVENUES                      TWELVE MONTHS ENDED DECEMBER 31,
              -------------------------------------------------------------------------------
                                                                            $            %
              ($'s in 000's)                      2001          2000    Variance     Variance
              -------------------------------------------------------------------------------
              Wireless                         $ 118,832   $  39,096   $  79,736          204%

              Wireline
                  ILEC                            42,786      32,169      10,617           33%
                  Network                          8,694       3,693       5,001          135%
                  CLEC                            17,346       8,975       8,371           93%
                  Internet                        17,659      13,443       4,216           31%
              -------------------------------------------------------------------------------
                   Total Wireline                 86,485      58,280      28,205           48%

              Other                                9,746      16,143      (6,397)         (40%)
              -------------------------------------------------------------------------------
              Total                            $ 215,063   $ 113,519   $ 101,544           89%

WIRELESS COMMUNICATIONS REVENUES-Wireless communications revenues increased $79.7 million, from $39.1 million in 2000 to $118.8 million in 2001. This increase is primarily due to the acquisition of PrimeCo VA and the consolidation of the VA Alliance (Note 6), which occurred on July 26, 2000. The acquisition of PrimeCo VA (now referred to as the VA East market) and the consolidation of the VA Alliance accounted for $54.9 million, or 69%, of the total increase. The consolidation of the WV Alliance in February 2001 accounted for $21.5 million, or 27%, of the total increase. We increased PCS subscribers by 180,500, from 43,300 at the beginning of 1999 to 223,800 by the end of 2001. This increase is comprised of growth from acquisitions (approximately 145,600) and comparative period to period growth (34,900) over this two year period. Average monthly revenue per subscriber ("ARPU", without roaming) trended upward during 2001, with ARPU at $52 for the fourth quarter of 2001 as compared to $46 for fourth quarter of 2000, reflecting the development of higher-end rate plans. Partially offsetting these growth factors was a pre-pay ARPU decrease during 2001 with the planned shift in customer mix from pre-pay to post-pay. As of December 31, 2001, post-pay type products accounted for 82% of the subscriber base compared to 64% as of the year end 2000.

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

..       Internet Revenues. Revenues from Internet services increased $4.2 million, or 31%, from $13.4 million in 2000 to $17.7 million in 2001. We added a total of 13,400 subscribers during 2001, with 74,200 dial-up and DSL subscribers at year-end. The customer growth achieved was from additions within our existing markets (11,200 subscribers, or 84% of the total growth) and growth through the merger with R&B (2,100 subscribers, or 16% of the total growth). We grew the number of digital subscriber lines ("DSL") customers by 2,349, or 142%, which accounted for $2.5 million, or 60% of the revenue growth. We added residential DSL through line sharing noted in the preceding 2002 to 2001 results of operation section.

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

OPERATING EXPENSES

              OPERATING EXPENSES                                  TWELVE MONTHS ENDED DECEMBER 31,
              -----------------------------------------------------------------------------------------
                                                                                                  %
              ($'s in 000's)                                2001       2000      Variance      Variance
              -----------------------------------------------------------------------------------------
              Operating Expenses, excluding
               Depreciation & Amortization
              Wireless                                   $ 139,531   $  48,926   $  90,605          185%

              Wireline
                  ILEC                                      15,330       9,713       5,617           58%
                  Network                                    1,429       1,312         117            9%
                  CLEC                                      15,442       9,355       6,087           65%
                  Internet                                  16,313      14,380       1,933           13%
              -----------------------------------------------------------------------------------------
                    Total Wireline                          48,514      34,760      13,754           40%

              Other                                          6,514       9,581      (3,067)         (32%)
              -----------------------------------------------------------------------------------------
              Sub-Total                                    194,559      93,267     101,292          109%
              Depreciation & Amortization                   82,281      37,678      44,603          118%
              -----------------------------------------------------------------------------------------
              Total                                      $ 276,840   $ 130,945   $ 145,895          111%

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

MAINTENANCE AND SUPPORT EXPENSES-Maintenance and support expenses increased $31.3 million, or 100%, from $31.2 million in 2000 to $62.5 million in 2001. This increase was primarily attributable to the consolidation of the WV Alliance in February 2001 ($7.3 million), the consolidation of R&B in February 2001 ($7.2 million), the addition of the VA Alliance and VA East in July 2000 ($11.8 million), growth in CLEC ($3.3 million) and growth in corporate support ($2.8 million), primarily from the centralization of certain engineering related functions. These increases were offset by decreases totaling $1.1 million in ILEC, network, ISP, and other communications services reflecting certain cost containment measures, the most significant of which was conversion of network facilities from third party to intercompany and other efficiencies achieved from network grooming. Network grooming is the process used to redesign network requirements to achieve a high level of cost efficiency. Despite these measures, the largest driver of expense increase was network access and other plant related expenses due to geographic expansions and new costs from acquisitions. These types of expenses represent the largest start-up expense from geographic expansion.

DEPRECIATION AND AMORTIZATION EXPENSES-Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal reviews, industry data on lives, recognition of technological advancements and understanding of business strategy. Depreciation and amortization expenses increased $44.6 million, or 118%, from $37.7 million in 2000 to $82.3 million in 2001. Of this increase, $8.0 million, or 18%, relates to the consolidation of R&B in February 2001, $6.8 million, or 15%, relates to the consolidation of the WV Alliance in February 2001, and $29.4 million, or 66%, relates to the addition of the VA Alliance and VA East in July 2000. Network and CLEC depreciation and amortization grew $1.0 million, offset by declines in the other communications services.

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

OTHER INCOME (EXPENSES)

            Gains on sales of assets decreased $30.8 million, or 49%, from $62.6 million in 2000 to $31.8 million in 2001. The $62.6 million gain in the previous year related to the sale of the 22% limited partnership interest in RSA5 and the disposition of the RSA6 analog assets and operations (Note 6). The $31.8 million gain in 2001 related primarily to the sale of our holdings of Illuminet, Inc. ($23.0 million) and to the sale of PCS licenses in Kingsport, Tennessee ($8.6 million)(Note 7).

            We incurred bridge commitment financing fees and related expenses of $6.5 million in 2000 (Note 8) related to the VA East acquisition.

            Interest expense increased $44.9 million, or 143%, from $31.4 million in 2000 to $76.3 million in 2001. This increase is due to the annual as compared to partial year 2000 interest costs associated with additional financing to fund 2000 acquisitions and other third quarter 2000 transactions, and borrowings to fund capital outlays supporting customer growth and network expansion (Notes 6, 7, 8 and 9), coupled with an increase in our average annual borrowing rate of 1.3%, from 10.4% to 11.7% (due to full versus partial year of 2000 new debt which carries higher interest rates than the debt retired in July
2000).

            Other income, principally interest, decreased $1.3 million, or 19%, from $7.0 million in 2000 to $5.7 million in 2001. Interest income decreased $1.5 million due to the decrease in restricted cash investments from 2000 to 2001 due to use of funds to pay 2001 senior notes interest payments and due to the elimination of the advances to the Alliances prior to the consolidation of the operating results of these partnerships. At December 31, 2000, the Company held a $57 million advance to the WV Alliance and $71 million in restricted cash investments as compared to no external party advances and $36.2 million in restricted cash at December 31, 2001. The interest income earned on restricted cash, along with the principal, is restricted to fund the first four payments against the Senior Notes due in 2001 and 2002. In addition to the interest income change, we recognized a $2.2 million net gain in 2001 related to the termination of the merger agreement with CEI (Note 10). These increases were partially offset by a $1.2 million reduction in capitalized interest due primarily to fewer large long-term capital construction projects and miscellaneous other credits totaling $1.2 million.

            Our share of losses from the VA Alliance decreased $3.7 million, or 100%, from $3.7 million in 2000 to zero in 2001. This is due to the fact that equity accounting was used through July 25, 2000, after which we began consolidating the VA Alliance results of operations (Note 6). Our share of losses from the WV Alliance decreased $7.3 million, or 85%, from $8.6 million in 2000 to $1.3 million in 2001. This is due to the fact that upon completion of the R&B merger in February 2001, the Company began consolidating the results of operations for the WV Alliance (Note 6). Our ownership interests in the VA Alliance and the WV Alliance increased to 91% and 79%, respectively, upon completion of the R&B merger (Note 6), which was completed in February 2001. At year-end 2001, the Company's ownership interests are 97% for the VA Alliance and 98% for the WV Alliance due to the Company's purchase of additional minority interest during 2001.

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

DIVIDEND REQUIREMENTS ON PREFERRED STOCK
Dividend requirements on preferred stock increased $10.6 million, from $8.2 million in 2000 to $18.8 million in 2001. As of December 31, 2001, all dividends have been paid in-kind. In addition to the dividend accruals, accretion of the issuance costs is recorded in dividend requirements on preferred stock. This amounted to $.5 million and $1.1 million in 2000 and 2001, respectively. See further discussion related to preferred stock dividends in the 2001 to 2002 results of operations section earlier in this document.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

            The Company is exposed to market risks with respect to certain of the financial instruments that it holds. These financial instruments and the Company's exposure to market risk and interest rate changes will likely be significantly altered based on the aforementioned Chapter 11 bankruptcy filing. The Company has limited investments which are subject to significant long-term market risk, and cash and restricted cash investments are generally high grade, fixed rate instruments. With respect to long-term debt instruments, at December 31, 2002 the Company has $387.4 million (or 63% of total long-term debt), which are fixed rate instruments. While changes in interest rates impact the fair value of these instruments, there is no impact to earnings and cash flows. The remaining $225 million of long-term debt represents borrowings against the $325 million variable-rate, Senior Credit Facility. Of the $225 million, the interest rate risk of $162.5 million is managed by two interest rate swap agreements (Note 11). The remaining $62.5 million of outstanding credit facility debt is subject to interest rate risks. Currently, the variable interest is significantly below those covered by the interest rate swap agreements. As the variable interest rate is based on the one month LIBOR rate, we are most vulnerable to changes in these short term rates.

LIQUIDITY AND CAPITAL RESOURCES

In September 2002, we retained UBS Warburg as our financial advisor to assist us in exploring a variety of restructuring alternatives. Thereafter, continued competition in the wireless telecommunications sector resulted in a modification to our long-term business plan, including a reduction in wireless subscriber growth, a decrease in average revenue per wireless subscriber, a slower improvement in subscriber churn and slower growth in wholesale revenues. In addition, capital and lending prospects for telecommunication companies continued to deteriorate. On November 29, 2002, we entered into an amendment and waiver with the lenders under the Senior Credit Facility which restricted the amounts that we could borrow and waived our obligation to make certain representations in order to submit a borrowing request. Without an extension of the waiver, we did not have access to the Senior Credit Facility following January 31, 2003. During this period, we were actively negotiating with our debtholders to develop a comprehensive financial restructuring plan. As a result of the above factors and current market conditions, we were unable to reach an agreement with our debtholders on an out-of-court restructuring plan and, accordingly, on March 4, 2003, we filed a petition for relief under Chapter 11 of the Bankruptcy Code.

            As a result of the bankruptcy filing, we no longer have the ability during the pendency of the bankruptcy filing to make additional borrowings under the Senior Credit Facility. However, the Company has access to the $35 million DIP Financing Facility described above. The DIP Financing Facility is available to meet ongoing financial obligations in connection with our regular business operations, including obligations to vendors, customers and employees during the Bankruptcy Case.

            During the three year period ended December 31, 2002, we funded our working capital requirements and capital expenditures from net cash provided from operating activities and borrowings under our Senior Credit Facility. After closing on the acquisition of PrimeCo VA (Note 6) and the related financing, we had $175 million in unused borrowings available under our Senior Credit Facility. We borrowed an additional $50 million in 2001 and an additional $36 million in 2002.

            Although we had a significant net operating loss in 2002 for tax purposes, state minimum tax and franchise tax requirements totaled a $1.1 million tax liability.

            During the year ended December 31, 2002, net cash provided by operating activities was $22.0 million, with $14.1 million provided by operations plus net positive changes in operating assets and liabilities totaling $7.9 million. Within the $14.1 million provided by operations, one of the reconciling items adjusting net loss to net cash is an adjustment for $25.8 million, which represents interest expense paid from restricted cash, net of interest income earned from this restricted cash. This is reflected as an adjustment to reconcile net loss to net cash since the payment of interest on the Senior Notes is paid out of restricted cash through August 15, 2002. Depreciation, amortization and asset impairment charges totaled $485.8 million. The principal changes in operating assets and liabilities were as follows: accounts receivable increased by $3.5 million, or 11.5%, due primarily to a 22% increase in revenues in 2002 over 2001 offset by improved receivable turnover; inventories and supplies decreased $6.9 million due to efforts to reduce handset inventory levels in recognition of improvement in handset availability and improved inventory flow; other assets and income taxes decreased by $3.9 million primarily from a decrease in non-trade and tax receivables; and, accounts payable and other current liabilities increased a total of $.5 million due to the timing of payments.

            During 2001, net cash used in operating activities was $11.5 million. Principal changes in operating assets and liabilities were as follows: other current assets increased $1.8 million primarily from an increase in other receivables based on new arrangements with third party processors; and, income taxes receivable decreased $1.8 million at December 31, 2001 as compared to 2000.

Our cash flows used in investing activities for 2002 aggregated $42.4 million and include the following:

     . $73.2 million for the purchase of property and equipment, $26.1 million of which related to purchases of 3G-1XRTT equipment in order to replace the network plant and equipment in significant portions of the VA Alliance and the WV Alliance market areas pursuant to a wholesale service agreement (see "Other Commitments" above); and,

     . $31.1 million proceeds from the sale of towers, licenses and investments (Note 7).

Our cash flows used in investing activities for 2001 aggregated $29.8 million and include the following:

     . $102.9 million for the purchase of property and equipment, $5.3 million of which related to purchases of 3G-1XRTT equipment;

     .    $60.8 million proceeds from the sale of towers and investments;

     . $3.5 million deferred proceeds from the sale of discontinued operation in 2000;

     . $8.0 million refund of deposits outstanding at December 31, 2000 for an FCC license auction;

     . $3.0 million of net advances to the WV Alliance prior to consolidation;

     . $2.2 million cash on hand from R&B at the time of the merger, net of merger closing costs paid; and,

     .    $2.9 million net proceeds from the CEI merger termination fee (Note
          10).

            Net cash provided by financing activities for 2002 aggregated $25.3 million, which primarily represents the following:

     .    $36.0 million proceeds from our Senior Credit Facility; and,

     . $11.0 million in scheduled and required payments against several long term debt instruments.

            Net cash provided by financing activities for 2001 aggregated $47.0 million, which represents the following:

     .    $50.0 million proceeds from our Senior Credit Facility;

     . $3.4 million cash outlay for capital lease obligations and scheduled FCC and other debt principle payments;

     .    $.3 million cash outlay to pay off debt financing closing costs; and,

     .    $.7 million of net proceeds from the exercise of stock options.

Under restrictions related to our financing (Note 8), we have discontinued payment of dividends to common shareholders effective for the quarter ended June 30, 2000.

            In 2003, we anticipate capital restructuring upon the emergence from bankruptcy which, if consummated as described in "Chapter 11 Bankruptcy Filing" above, will significantly improve the level of leverage and reduce cash outflows for interest payments from the planned conversion or extinguishment of the Senior Notes and Subordinated Notes, the securing of $75 million of new 9.0% convertible notes of the reorganized Company ("New Notes"), and a lowering of average interest rates on the remaining debt. From an operational standpoint, we anticipate a continued increase in PCS subscribers, continued improvement in cash flows in most of the operating segments, particularly in the wireless segment, and continued revenue growth from our wireline segments. Consummation of a plan of reorganization and achievement of these results is important to ensure long-term liquidity and continued access to borrowings under our Senior Credit Facility.

In addition, our liquidity needs will be impacted by:

     . capital expenditures required to complete the deployment of 3G-1XRTT technology in certain of the VA Alliance and WV Alliance markets (approximately $8 million);

     . capital expenditures required to support customer growth and wholesale usage to provide sufficient PCS capacity;

     . capital expenditures required to support access line growth in existing markets; and,

     . significant interest expense associated with current and increasing debt levels.

Our liquidity sources assume:

     .    cash flow from operations;

     . $35 million available under our DIP financing facility, subject to compliance with financial, business and reporting covenant requirements during the pendency of the bankruptcy filing;

     . $75 million of proceeds from the planned issuance of $75 million of New Notes; and,

     . disposition of additional non-strategic businesses and assets, including $6.9 million from the planned sale of the Company's Portsmouth call center building and $8.7 million from the planned sale of the wireline cable operation. In addition, the Company holds PCS licenses in 17 markets where service is currently being provided and 20 markets where service is not currently being provided. In many cases we own licenses covering spectrum in excess of what will be needed to execute our business plan for the foreseeable future.

We expect capital expenditures for the year 2003 to be between $58 million and $66 million. We expect these capital expenditures to be used to:

     . complete deployment of 3G-1XRTT technology in certain of the VA Alliance and WV Alliance markets;

     . support network capacity and coverage demands of VA East, VA Alliance and WV Alliance operations;

     . support customer and usage growth in ILEC, CLEC and Internet access services; and,

     . support back office tools in order to improve customer satisfaction and improve our internal controls and efficiencies.

Approximately $8 to $10 million of these anticipated 2003 capital expenditures are based on an obligation within our wholesale agreement with Sprint/Horizon to complete the build out of a 3G-1XRTT network in certain markets. VA East and the Alliances have substantially satisfied their FCC build-out requirements. Accordingly, aside from the 3G-1XRTT network upgrade commitment, the expenditures forecast noted above is primarily driven by the expected need to support customer growth and wholesale usage. To the extent that this customer growth and wholesale usage is less than expected, our capital expenditures will be reduced. Since these are generally capacity related expenditures to support customer growth, it is uncertain when these proposed uses will be initiated or completed.

Subject to consummation of a restructuring plan, as described above and based on our assumptions about the future of our operating results and our capital expenditure needs, we believe that we will have sufficient financial resources to fund our existing and currently anticipated operational plans. However, if any of our assumptions prove incorrect, or we are unable to consummate the aforementioned plan of reorganization, we would not have sufficient financial resources to continue as a going concern.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's $325 senior credit facility, $260.5 million of which was outstanding at January 31, 2003, bears interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The Company's unsecured senior notes and unsecured subordinated notes are at fixed interest rates of 13% and 13.5%, respectively. The Company has other fixed rate, long-term debt totaling $25.0 million at December 31, 2002.

The Company is exposed to market risks primarily related to interest rates. To manage its exposure to interest rate risks and in accordance with conditions of the senior note indenture, the Company entered into two, five year interest rate swap agreements with notional amounts of $162.5 million in September 2000. These swap agreements manage the Company's exposure to interest rate movements by effectively converting a portion of the long-term debt from variable to fixed rates. The net fact amount of interest rate swaps subject to variable rates as of December 31, 2001 and 2002 was $162.5 million. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 1.382% as of December 31, 2002. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes. Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At December 31, 2002, the Company had minor exposure to credit loss on interest rate swaps. At December 31, 2001 and 2002, the swap agreements had a fair value $13.1 and $20.0 million, respectively, below their face value. The Company has interest rate risk on the borrowings in excess of the $162.5 million of senior bank debt covered by the swap noted above. At December 31, 2002, the Company senior bank debt totaled $260.5 million, or $98.0 million over the swap agreements. The effects of a one percentage point change in LIBOR rates would change the fair value of the swap agreements by $4.5 million for a one percentage point increase in the rate (to $15.5 million below face value) and $4.6 million for a one percentage point decrease in the rate (to $24.6 million below face value). The interest rate swap liability at December 31, 2002 has been classified as a current liability as a result of the bankruptcy filing and a cross-default as a result of non-compliance with the debt to capitalization rates under the Senior Credit Facility.

The Company's senior notes are trading at rates well below their book values. The Company's management believes that the risk of the fair value exceeding the carrying value of this debt in the foreseeable future is remote due to filing of the Cases.

At December 31, 2002, the Company's financial assets included cash and cash equivalents of $12.2 million and securities and investments of $8.7 million. With respect to the cash and cash equivalents, as well as $8.3 million of the investments, there is no material market risks as these are fixed maturity, high quality instruments. Also, we believe there is minimal credit risks as the counterparties are prominent financial institutions.

The following sensitivity analysis indicates the effect of the fair value of financial instruments, which is potentially subject to material market risks assuming a ten percent change in market rates or, in the case of the interest rate swap, a one percent change in the interest rates:


                                                                Fair Value assuming    Fair Value assuming
                                      Book                       noted decrease in      noted increase in
At December 31, 2002                  Value        Fair Value      market pricing         market pricing
----------------------------------------------------------------------------------------------------------
Marketable long-term debt        $    271,400     $    84,000        $    75,600            $    92,400
Non-marketable long-term debt         371,300         311,200            282,600                345,400
Interest rate swaps                         -         (20,000)           (24,600)               (15,500)

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         NTELOS INC. AND SUBSIDIARIES
         (DEBTOR-IN-POSSESSION)

         CONSOLIDATED FINANCIAL REPORT

         DECEMBER 31, 2002

         CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheets                                   50-51

            Consolidated Statements of Operations                            52

            Consolidated Statements of Cash Flows                            53

            Consolidated Statements of Shareholders' Equity (Deficit)        54

            Notes to Consolidated Financial Statements                    55-86
         INDEPENDENT AUDITORS' REPORT                                     87-88

CONSOLIDATED BALANCE SHEETS
NTELOS INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

(In thousands)
  December 31,                                                                      2002         2001
--------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                     $   12,216  $     7,293
   Restricted cash                                                                        -       18,069
   Accounts receivable, net of allowance of $23,170 ($13,971 in 2001)                33,748       30,328
   Inventories and supplies                                                           2,588        9,619
   Other receivables and deposits                                                     3,058        4,669
   Prepaid expenses and other                                                         3,557        3,929
   Income taxes receivable                                                                -        1,945
--------------------------------------------------------------------------------------------------------
                                                                                     55,167       75,852
--------------------------------------------------------------------------------------------------------

INVESTMENTS AND ADVANCES
   Securities and investments                                                           867        6,134
   Restricted investments                                                             7,829        7,829
   Restricted cash                                                                        -       18,094
--------------------------------------------------------------------------------------------------------
                                                                                      8,696       32,057
--------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
   Land and building                                                                 51,026       50,836
   Network plant and equipment                                                      437,938      447,585
   Furniture, fixtures and other equipment                                           65,366       65,283
--------------------------------------------------------------------------------------------------------
     Total in service                                                               554,330      563,704
   Under construction                                                                15,722       35,753
--------------------------------------------------------------------------------------------------------
                                                                                    570,052      599,457
Less accumulated depreciation                                                       135,597      133,513
--------------------------------------------------------------------------------------------------------
                                                                                    434,455      465,944
--------------------------------------------------------------------------------------------------------

Other Assets

   Goodwill, less accumulated amortization of $7,524 ($10,264 in 2001)               86,016      135,635
   Other intangibles, less accumulated amortization of $1,379 ($8,261 in 2001)        1,879       23,677
   Radio spectrum licenses in service                                               107,234      423,181
   Other radio spectrum licenses                                                      2,572       11,930
   Radio spectrum licenses not in service                                             7,155        9,935
   Deferred charges                                                                  18,563       18,675
   Deferred income taxes                                                              7,784            -
--------------------------------------------------------------------------------------------------------
                                                                                    231,203      623,033
--------------------------------------------------------------------------------------------------------
                                                                                 $  729,521  $ 1,196,886
========================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NTELOS INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

(In thousands)
  December 31,                                                                          2002           2001
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Long-term debt in default and scheduled maturities                                 $   623,762  $           -
   Deferred liabilities - interest rate swap agreements relating to debt in default        20,012              -
   Accounts payable                                                                        22,350         39,917
   Advance billings and customer deposits                                                  13,013          8,889
   Accrued payroll                                                                          6,160          5,540
   Accrued interest                                                                        19,131         18,332
   Deferred revenue                                                                         4,455          5,092
   Other accrued liabilities                                                                5,227          4,927
----------------------------------------------------------------------------------------------------------------
                                                                                          714,110         82,697
----------------------------------------------------------------------------------------------------------------
Long-term Debt                                                                             18,960        612,416
----------------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES
   Deferred income taxes                                                                        -          2,200
   Retirement benefits                                                                     25,542         18,101
   Long-term deferred liabilities                                                          26,899         41,312
----------------------------------------------------------------------------------------------------------------
                                                                                           52,441         61,613
----------------------------------------------------------------------------------------------------------------
Minority Interests                                                                            523            847
----------------------------------------------------------------------------------------------------------------
Redeemable Convertible Preferred Stock                                                    286,164        265,747
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value per share, authorized 1,000 shares; none issued                -              -
   Common stock, no par value per share, authorized 75,000 shares; issued 17,780
     shares (17,209 in 2001)                                                              182,380        182,093
   Stock warrants                                                                          22,874         22,874
   Accumulated deficit                                                                   (532,565)       (23,201)
   Accumulated other comprehensive loss                                                   (15,366)        (8,200)
----------------------------------------------------------------------------------------------------------------
                                                                                         (342,677)       173,566
----------------------------------------------------------------------------------------------------------------
                                                                                      $   729,521  $   1,196,886
================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
NTELOS INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

(In thousands, except per share amounts)

Years Ended December 31,                                                2002          2001       2000
--------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Wireless PCS                                                      $ 156,860    $ 118,832    $  39,096
   Wireline communications                                              96,916       86,485       58,280
   Other communications services                                         8,951        9,746       16,143
--------------------------------------------------------------------------------------------------------
                                                                       262,727      215,063      113,519
--------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of wireless sales (exclusive of the items shown separately
   below)                                                               48,868       47,808       18,657
   Maintenance and support                                              64,408       62,508       31,177
   Depreciation and amortization                                        82,924       82,281       37,678
   Asset impairment charges                                            402,880            -            -
   Customer operations                                                  66,007       65,657       31,992
   Corporate operations                                                 17,914       18,586       11,441
   Operational and capital restructuring charges                         4,285            -            -
--------------------------------------------------------------------------------------------------------
                                                                       687,286      276,840      130,945
--------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                        (424,559)     (61,777)     (17,426)

OTHER INCOME (EXPENSES)
   Equity loss from PCS investees
     VA PCS Alliance                                                         -            -       (3,679)
     WV PCS Alliance                                                         -       (1,286)      (8,580)
   Gain on sale of assets                                                8,472       31,845       62,616
   Other financing costs                                                     -            -       (6,536)
   Interest expense                                                    (78,351)     (76,251)     (31,407)
   Other (expense) income                                               (1,454)       5,679        6,970
--------------------------------------------------------------------------------------------------------
                                                                      (495,892)    (101,790)       1,958

Income Taxes (Benefit)                                                  (6,464)     (34,532)       1,326
--------------------------------------------------------------------------------------------------------
                                                                      (489,428)     (67,258)         632

Minority Interests in Losses of Subsidiaries                               481        3,545        1,638
--------------------------------------------------------------------------------------------------------
(Loss) Income from Continuing Operations                              (488,947)     (63,713)       2,270

DISCONTINUED OPERATION
   Income from discontinued operation, net of tax                            -            -          396
   Gain on sale of discontinued operation, net of tax                        -            -       15,973
--------------------------------------------------------------------------------------------------------
Net (Loss) Income                                                     (488,947)     (63,713)      18,639

Dividend requirements on preferred stock                                20,417       18,843        8,168
--------------------------------------------------------------------------------------------------------
(Loss) Income Applicable to Common Shares                            $(509,364)   $ (82,556)   $  10,471
========================================================================================================

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
   (Loss) Income  from continuing operations                         $  (29.34)   $   (5.02)   $   (0.45)
   Income from discontinued operation                                        -            -         1.25
--------------------------------------------------------------------------------------------------------
     Basic and diluted (loss) earnings per common share              $  (29.34)   $   (5.02)   $    0.80

Average shares outstanding - basic and diluted                          17,358       16,442       13,106
--------------------------------------------------------------------------------------------------------
Cash dividends per share                                             $       -    $       -    $   0.115

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NTELOS INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

(In thousands)
Years Ended December 31,                                                     2002           2001           2000
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                       $   (488,947)   $    (63,713)   $     18,639
Deduct income from discontinued operation                                          -               -            (396)
Deduct gain on sale of discontinued operation                                      -               -         (15,973)
--------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                                    (488,947)        (63,713)          2,270

Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of assets                                                   (8,472)        (31,845)        (62,616)
     Gain from merger termination fee                                              -          (2,204)              -
     Asset impairment charges                                                402,880               -               -
     Depreciation                                                             79,528          70,679          32,666
     Amortization                                                              3,396          11,602           5,012
     Non-cash restructuring charge                                             1,101               -               -
     Deferred taxes                                                           (7,421)        (35,313)            915
     Retirement benefits and other                                             1,902           1,803           1,556
     Interest paid from restricted cash                                       25,781          35,711          20,121
     Accrued interest income on restricted cash                                 (238)         (3,460)         (1,862)
     Equity loss from PCS Alliances                                                -           1,286          12,259
     Accretion of loan discount and origination fees                           4,601           4,265           1,772
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
     Increase in accounts receivable                                          (3,497)           (388)         (5,746)
     Decrease (increase) in inventories and supplies                           6,941              (8)         (2,164)
     Decrease (increase) in other current assets                               1,942          (1,820)           (792)
     Changes in income taxes                                                   1,983           1,790           2,400
     Decrease in accounts payable                                            (17,922)           (497)         (1,313)
     Increase in other current liabilities                                    18,457             611           5,451
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations                          22,015         (11,501)          9,929
Net cash used in discontinued operation                                            -               -             (51)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                           22,015         (11,501)          9,878

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                        (73,164)       (102,872)        (65,590)
  Proceeds from sale of assets                                                31,116          60,818           3,200
  Cash payment on purchase of PrimeCo VA                                           -               -        (408,644)
  Investments in restricted cash, net                                              -               -         (69,162)
  Proceeds from sale of discontinued operation                                     -           3,500          30,343
  Investments in PCS Alliances                                                     -            (687)        (15,292)
  Cash from merged entity, net of closing costs                                    -           2,192               -
  Advances to PCS Alliances                                                        -          (2,960)        (62,385)
  Deposit refunds (deposit) on assets                                              -           8,000         (14,852)
  Proceeds from merger termination fee, net                                        -           2,918               -
  Purchase of minority interest                                                    -             (93)        (10,745)
  Purchase of investments and other                                             (355)           (612)         (8,375)
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (42,403)        (29,796)       (621,502)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                    36,000          50,000         544,357
  Proceeds from issuance of preferred stock and warrants                           -               -         242,523
  Payoff of VA PCS Alliance long-term debt                                         -               -        (118,570)
  Cash dividends                                                                   -               -          (1,501)
  Payments on senior notes                                                         -               -         (12,727)
  Additional payments under lines of credit (net) and other
   debt instruments                                                          (10,976)         (3,422)        (23,530)
  Net proceeds from exercise of stock options and stock
   issuance through Employee Stock Purchase Plan                                 287             670           1,133
  Payment of debt financing closing costs                                          -            (295)        (18,622)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     25,311          46,953         613,063
--------------------------------------------------------------------------------------------------------------------
  Increase in cash and cash equivalents                                        4,923           5,656           1,439
  Cash and cash equivalents:
  Beginning                                                                    7,293           1,637             198
--------------------------------------------------------------------------------------------------------------------
  Ending                                                                $     12,216    $      7,293    $      1,637
====================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
NTELOS INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

                                                                                            RETAINED    ACCUMULATED        TOTAL
                                                           COMMON STOCK                     EARNINGS       OTHER       SHAREHOLDERS'
                                                      ------------------------    STOCK   (ACCUMULATED COMPREHENSIVE      EQUITY
(IN THOUSANDS)                                          SHARES         AMOUNT    WARRANTS    DEFICIT)   INCOME (LOSS)    (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                   13,060    $  43,943   $      -   $  50,385     $   21,856    $  116,184
Comprehensive income:
   Net income                                                                                  18,639
   Unrealized loss on securities available for sale,
    net of $8,529 of deferred tax benefit                                                                    (13,398)
   Comprehensive income                                                                                                      5,241
Tax benefit related to stock options                                       196                                                 196
Dividends on common shares                                                                     (1,501)                      (1,501)
Dividends on preferred shares                                                                  (8,168)                      (8,168)
Issuance of warrants                                                               22,874                                   22,874
Stock options exercised, net                                   70        1,095                                               1,095
Shares issued through Employee Stock Purchase Plan              2           38                                                  38
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                 13,132       45,272     22,874      59,355          8,458       135,959
Comprehensive loss:
   Net loss                                                                                   (63,713)
   Cash flow hedge:
     Cumulative effect on the adoption of SFAS No.
      133, net of $2,489 of deferred tax benefit                                                              (3,900)
     Derivative losses, net of $2,608 of deferred
      tax benefit                                                                                             (4,105)
     Unrealized loss on securities available for
      sale, net of $124 of deferred tax benefit                                                                 (195)
     Realization of gain due to sale of equity
      interest in Illuminet Holdings, Inc., net of
      $5,484 deferred tax obligation                                                                          (8,458)
   Comprehensive loss                                                                                                      (80,371)
Dividends on preferred shares                                                                 (18,843)                     (18,843)
Common stock issuance pursuant to R&B Merger                3,704      131,376                                             131,376
Common stock issuance for purchase of additional
 interest in Alliances                                        320        4,775                                               4,775
Stock options exercised, net                                   16          106                                                 106
Shares issued through Employee Stock Purchase Plan             37          564                                                 564
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                 17,209      182,093     22,874     (23,201)        (8,200)      173,566
Comprehensive loss:
  Net loss                                                                                   (488,947)
  Cash flow hedge:
     Derivative losses, net of $2,687 of deferred
      tax benefit                                                                                             (4,221)
     Unrealized loss on securities available for sale                                                           (321)
     Reclassification of unrealized loss to realized
      loss, included in net income                                                                               509
     Minimum pension liability charge                                                                         (3,133)
  Comprehensive loss                                                                                                      (496,113)
Dividends on preferred shares                                                                 (20,417)                     (20,417)
Common stock issuance (cancellation), net                      (2)        (155)                                               (155)
Shares issued through Employee Stock Purchase Plan            573          442                                                 442
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                 17,780    $ 182,380   $ 22,874   $(532,565)    $  (15,366)   $ (342,677)
====================================================================================================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NTELOS INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTE 1. ORGANIZATION

Overview

NTELOS Inc. (debtor-in-possession, hereafter referred to as "NTELOS" or the "Company") is an integrated communications provider that provides a broad range of products and services to businesses, telecommunication carriers and residential customers in Virginia and surrounding states. The Company's services include wireless digital personal communications services ("PCS"), local and long distance telephone services, dial-up Internet access, high-speed DSL (high-speed Internet access), paging, and wireline and wireless cable television.

            On March 4, 2003 (the "Petition Date"), the Company and certain of its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Virginia (the "Bankruptcy Court"). By order of the Bankruptcy Court, the Debtors' respective cases are being jointly administered under the case number 03-32094 (the "Bankruptcy Case") for procedural purposes only. The Bankruptcy Case was commenced in order to implement a comprehensive financial restructuring of the Company.

            In the first half of 2002, the Company took a number of restructuring steps to improve operating results, financial condition and conserve cash on hand by reducing its operating expenses, including a reduction in workforce, an early retirement program, termination of certain services in selected unprofitable locations, and curtailing or deferring certain capital expenditures. Despite the improved operating performance resulting from these measures and continued execution of the Company's business plan, the Company continues to require additional cash to fund its operating expenses, debt service and capital expenditures.

            In September 2002, the Company retained UBS Warburg as its financial advisor to assist the Company in exploring a variety of restructuring alternatives. Thereafter, continued competition in the wireless telecommunications sector resulted in a modification to the Company's long-term business plan, including a reduction in wireless subscriber growth, a decrease in average revenue per wireless subscriber, a slower improvement in subscriber churn and slower growth in wholesale revenues. In addition, capital and lending prospects for telecommunication companies continued to deteriorate. On November 29, 2002, the Company entered into an amendment and waiver with the lenders under the Senior Credit Facility which restricted the amounts that the Company could borrow and waived the Company's obligation to make certain representations in order to submit a borrowing request. Without an extension of the waiver, the Company did not have access to the Senior Credit Facility following January 31, 2003. During this period, the Company was actively negotiating with its debtholders to develop a comprehensive financial restructuring plan. The Company was unable to reach an agreement with its debtholders on an out-of-court restructuring plan and, accordingly, on March 4, 2003, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code.

            The Company conducts its operations through a number of wholly-owned or majority-owned subsidiaries. While it implements the proposed recapitalization, the Company expects its subsidiaries to continue to operate in the ordinary course of business.

Proposed Restructuring

The Bankruptcy Case was commenced in order to implement a comprehensive financial restructuring of the Company, including the senior notes due 2010 (the "Senior Notes"), subordinated notes due 2011 and preferred and common equity securities. As of the date of this report, a plan of reorganization (the "Plan") has not been submitted to the Bankruptcy Court.

In order to meet ongoing obligations during the reorganization process, the Company entered into a $35 million debtor-in-possession financing facility (the "DIP Financing Facility"), subject to Bankruptcy Court approval. On March 5, 2003, the Bankruptcy Court granted access to up to $10 million of the DIP Financing Facility, with access to the full $35 million subject to final Bankruptcy Court approval, certain state regulatory approvals and the banks' receiving satisfactory assurances regarding the senior noteholders' proposed $75 million investment in the Company upon emergence from bankruptcy. On March 24, 2003, the Bankruptcy Court entered a final order authorizing the Company to access up to $35 million under the DIP Financing Facility and, as of April 11, 2003, the Company satisfied all other conditions to full access to the DIP Financing Facility.

The Company anticipates that the Plan will be funded by two sources of capital:
(i) an equity investment made by certain holders of Senior Notes of an aggregate of $75 million in exchange for new 9% convertible notes ("New Notes") of the reorganized company and (ii) a credit facility which permits the Company to continue to have access to its current $225 million of outstanding term loans with a $36 million revolver commitment ("Exit Financing Facility"). This Exit Financing Facility also provides that the term loans and any new borrowings under the revolver will be at current rates and existing maturities.

On April 10, 2003, the Company entered into a Plan Support Agreement (the "Plan Support Agreement") with a majority of the lenders under its Senior Credit Facility. The Plan Support Agreement provides that the lenders will agree to support a "Conforming Plan," which must include the following: (i) financing upon emergence from bankruptcy on agreed terms, (ii) cancellation of, or conversion into equity of the reorganized company upon emergence from bankruptcy of, substantially all of the Company's outstanding debt and equity securities,
(iii) outstanding indebtedness on the effective date of the Plan consisting of only certain hedge agreements, Exit Financing Facility, New Notes, existing government loans and certain capital leases, (iv) consummation of the sale of New Notes on the effective date of the Plan and (v) repayment of the DIP Financing Facility and the $36 million outstanding under the revolver.

On April 10, 2003, the Company also entered into a Subscription Agreement with certain holders of Senior Notes for the sale of $75 million aggregate principal amount of New Notes. The Plan Support Agreement and Subscription Agreement are subject to, among other things, confirmation of a Conforming Plan.

The Plan Support Agreement provides that a Conforming Plan and accompanying disclosure statement must be filed with the Bankruptcy Court prior to May 31, 2003 and that a disclosure statement, reasonably acceptable to the lenders, must be approved by the Bankruptcy Court no later than August 15, 2003. In addition, the Plan Support Agreement obligates the Company to have filed a Conforming Plan, solicited votes and conducted a confirmation hearing prior to September 30, 2003.

While a Plan has not been submitted, the Company anticipates that the Plan will constitute a Conforming Plan, with the conversion of existing debt securities into substantially all of the common ownership of the reorganized Company. The Company also anticipates that the holders of common and preferred stock of the Company will be entitled to little or no recovery. Accordingly, the Company anticipates that all, or substantially all, of the value of all investments in the Company's common and preferred stock will be lost.

Bankruptcy Proceeding

In conjunction with the commencement of the Bankruptcy Case, the Debtors sought and obtained several first day orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Bankruptcy Case. The most significant of these orders (i) authorize access to up to $10 million of its $35 million debtor-in-possession financing facility (the "DIP Financing Facility") with Wachovia Bank, (ii) permit the Debtors to operate their consolidated cash management system during the Bankruptcy Case in substantially the same manner as it was operated prior to the commencement of the Bankruptcy Case, (iii) authorize payment of pre-petition employee salaries, wages, and benefits and reimbursement of pre-petition employee business expenses, (iv) authorize payment of pre-petition sales, payroll, and use taxes owed by the Debtors, and (iv) authorize payment of certain pre-petition obligations to customers.

            On March 5, 2003, the Bankruptcy Court entered an interim order authorizing the Debtors to enter into the DIP Financing Facility, and to grant first priority mortgages, security interests, liens (including priming liens), and super priority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. At first day hearings, the Court entered orders that, among other things, granted authority to continue to pay employee salaries, wages and benefits, and to honor warranty and service obligations to customers. On March 24, 2003, the Bankruptcy Court entered a final order approving the DIP Financing Facility and authorizing the Debtors to utilize up to $35 million under the DIP Financing Facility. The full $35 million DIP commitment was subject to final Court approval, certain state regulatory approvals and the lenders' receiving satisfactory assurances regarding the proposed $75 million investment in the Company by certain holders of Senior Notes upon emergence from bankruptcy. Subsequent to March 24, 2003, the Company satisfied all other conditions to obtain full access to the DIP Financing Facility. The DIP Financing Facility is available to meet ongoing financial obligations in connection with the Company's regular business operations, including obligations to vendors, customers and employees during the Bankruptcy Case.

            The Debtors are currently operating their businesses as debtors-in-possession under the Bankruptcy Code. Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The pre-petition obligations of the Debtors are subject to settlement under a plan of reorganization. In addition, as debtors-in-possession, the Debtors have the right, subject to the Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Bankruptcy Case unless such claims were secured prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Debtors.

            Since the Petition Date, the Debtors have conducted business in the ordinary course. As noted above, early in 2002 the Company completed an operational restructuring (see Note 19) and, accordingly, does not contemplate further operational restructuring at this time. After developing the Plan, the Debtors will seek the requisite acceptance of the Plan by impaired creditors and equity holders, if it is determined that equity holders will receive a distribution under the Plan, and confirmation of the Plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Bankruptcy Case, the Debtors may, with the Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Bankruptcy Case will unfavorably affect the Debtor's results of operations. Future results of operations may also be adversely affected by other factors related to the Bankruptcy Case. No assurance can be given that the Debtor's creditors will support the proposed Plan, or that the Plan will be approved by the Bankruptcy Court. Additionally, there can be no assurance of the level of recovery to which the Debtors' secured and unsecured creditors will receive.

BASIS OF PRESENTATION

Our consolidated financial statements have been prepared on a going concern basis of accounting in accordance with accounting principles generally accepted in the United States. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Bankruptcy Case and the circumstances leading to the filing thereof, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to realize the carrying value of its assets and discharge its liabilities is subject to substantial uncertainty. The Company's ability to continue as a going concern depends upon, among other things, the Company's ability to comply with the terms of the DIP Financing Facility, confirmation of a plan of reorganization, availability of exit financing from existing lenders under the Senior Credit Facility, receipt of additional funding through the issuance of an aggregate of $75 million of New Notes, and the Company's ability to generate sufficient cash flows from operations. Our financial statements do not reflect adjustments for possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the outcome of the Bankruptcy Case.

            Our consolidated financial statements do not reflect adjustments that may occur in accordance with the AICPA Statement of Position 90-07 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") ("SOP 90-07"), which the Company will adopt for its financial reporting in periods ending after emergence from bankruptcy, assuming the Company will continue as a going concern. In the Bankruptcy Case, substantially all unsecured liabilities as of the Petition Date are subject to settlement under a plan of reorganization to be voted on by creditors and equity holders, if it is determined that equity holders will receive a distribution under the Plan, and approved by the Bankruptcy Court. It is expected that the proposed Plan will result in "Fresh Start" reporting pursuant to SOP 90-7. Under Fresh Start reporting, the value of the reorganized Company would be determined based on the amount a willing buyer would pay for the Company's assets upon confirmation of the Plan by the Bankruptcy Court. This value would be allocated to specific tangible and identifiable intangible assets. Liabilities existing as of the effective date of the plan of reorganization would be stated at the present value of amounts to be paid based on current interest rates. For financial reporting purposes for periods ending after the Bankruptcy filing, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Bankruptcy Case will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-07.

            Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable. Pursuant to SOP 90-07, professional fees associated with the Bankruptcy Case will be expensed as incurred and reported as reorganization costs. Also, interest expense and preferred dividends will be reported only to the extent that they will be paid during the Bankruptcy Case or that it is probable that they will be an allowed claim.

NOTE 2. ASSET IMPAIRMENT CHARGES

            The Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), on January 1, 2002 (see Note 3, "Significant Accounting Policies" for additional discussions of this standard). The Company completed the transitional impairment testing as of January 1, 2002 for goodwill and the assembled workforce and determined that no impairment existed as of that date.

            During the first quarter of 2003, the Company completed the 2002 annual SFAS No. 142 impairment testing of all goodwill and indefinite lived intangible assets as of October 1, 2002. The Company engaged an independent appraisal firm to perform valuation work related to the PCS radio spectrum licenses, goodwill and the assembled workforce intangible asset within the wireless segment. The Company performed testing of wireless goodwill and the wireless assembled workforce intangible asset utilizing a combination of a discounted cash flow method and other market valuation methods. The Company's testing of PCS radio spectrum licenses and goodwill in the other reporting units utilized a discounted cash flow method. The discounted cash flow method involved long-term cash flow projections using numerous assumptions and estimates related to these projections. In performing this testing, the Company revised its business and financial forecasts to reflect the current and projected results (see Note 1). During this exercise, revisions to certain of the Company's short-term and long-term assumptions had a significant impact on the Company's long-term cash flows. The level of competition in pricing and plan offerings, customer churn rate and other market condition variables have negatively affected the Company and the industry sector's financial projections. Additionally, market valuations have continued to decline. Based on this testing, the Company has concluded that the wireless radio spectrum licenses required an impairment adjustment of $313.7 million. Additionally, in connection with requirements under SFAS No. 142, the Company determined that there was no intrinsic value of the goodwill and assembled workforce asset and recorded a $24.8 million impairment charge accordingly.

            In addition to the impairment determined in the wireless PCS segment, the Company's network segment, which contained $27.6 million of goodwill, was found to be impaired as measured under the provisions of SFAS No.
142. The network segment experienced unfavorable pricing adjustments throughout 2002 that resulted in the lowering of cash flow projections. As noted above, the Company utilized a discounted cash flow model in determining the existence of impairment in this segment. From these updated calculations, the segment fair value was determined to be below the carrying value. Upon completing the "memo based" purchase price allocation as required under step 2 of SFAS No. 142, the Company determined the goodwill impairment valuation adjustment to be $20.9 million.

            The Company's telephone segment, which has $65.5 million of goodwill from the R&B Communications merger (Note 6), contains two incumbent local exchange carrier ("ILEC") businesses which are managed as one operating segment as they are operationally integrated and management reviews results and allocates resources from a consolidated perspective. Therefore, the SFAS No. 142 testing is required to be performed on the total segment (similar to the Company's network and ISP businesses). Based on this testing, the Company determined that there was no impairment of this goodwill. Had the SFAS No. 142 testing been performed on the R&B ILEC as a stand alone entity, this goodwill would have been impaired and an impairment charge would have been required.

            In addition to the testing under SFAS No. 142, the Company determined that impairment indicators were present in all of its operating segments under the provisions of SFAS No. 144 (see Note 3, "Significant Accounting Policies" for additional discussions of this standard). Based on the results of the Company's SFAS No. 144 testing, certain of the wireless PCS segment assets were found to be impaired. Accordingly, the Company determined the fair market value of these assets utilizing the services of the third party appraisal firm. Based on this determination, the Company found the property, plant and equipment to be impaired by $16.7 million, primarily related to cell site and other network plant and equipment. Other finite lived intangible assets consist of the customer list and tower franchise rights originating from the 2000 acquisition of PrimeCo VA (Note 6). These assets had carrying values of $9.7 million and $2.1 million, respectively, and were being amortized over useful lives of 5 years and 10 years, respectively. In light of current market conditions, the Company determined that the market for these intangible assets had significantly deteriorated and thus, these assets had only marginal or no marketable value. Accordingly, the Company recorded an additional $11.8 million impairment.

            The Company's wireless cable business contains goodwill and licenses of $3.7 million and $12.8 million, respectively, and property, plant and equipment totaling $1.4 million. The current use of the licenses and long lived assets is primarily for one-way video transmission. This application does not produce sufficient cash flow to recover the carrying value of these assets under SFAS No. 142 and SFAS No. 144. Management has been testing a two-way high speed Internet application which, if deployed, is expected to produce cash flows which recover the carrying value of the goodwill, licenses and property, plant and equipment. Based on the progress of this new application over the last year, certain required FCC approvals over the use of the licensed spectrum which are expected but remain pending at this time, and other factors relating to capital funding and forecasting uncertainties, the Company has not considered this application in performing the impairment testing. Accordingly, the Company has recorded a write-down of the goodwill, licenses and property, plant and equipment of $3.7 million, $10.3 million and $1.1 million, respectively.

            The Company reviewed the results of the October 1, 2002 testing as of December 31, 2002 and concluded that no material changes would have been made to the underlying assumptions that would have resulted in materially different test results from those performed as of October 1, 2002.

            A summary of the asset impairment charges recorded in the fourth quarter of 2002 and discussed above follows:

                                                      Historical                     Asset
                                                       Carrying                    Impairment
(In thousands)                                          Value      Fair value       Charges
----------------------------------------------------------------------------------------------
 Wireless PCS
    Property, Plant and Equipment -VA East Market   $    104,808   $     88,140   $     16,668
    Goodwill and Assembled Workforce                      24,836              -         24,836
    Licenses                                             428,066        114,389        313,677
    Other Intangibles                                     11,769              -         11,769
                                                    ------------------------------------------
       Sub-total                                         569,479        202,529        366,950

 Network Segment Goodwill                                 25,582          4,682         20,900

 Wireless Cable
    Property, Plant and Equipment                          1,383            294          1,089
    Goodwill                                               3,654              -          3,654
    MMDS Licenses                                         12,787          2,500         10,287
                                                    ------------------------------------------
       Sub-total                                          17,824          2,794         15,030
==============================================================================================
 Totals                                             $    612,885   $    210,005   $    402,880
==============================================================================================

            Note that the table above indicates $104.8 million historical carrying value of wireless PCS property, plant and equipment. This only represents those assets used in the VA East market (formerly PrimeCo VA - Note
6) out of the total $249.5 million of wireless PCS property, plant and equipment. The remaining assets in the Company's VA West and WV markets were not required to be adjusted to fair value based on the results of the SFAS No. 144 tests of recoverability.

            After adjustments for the aforementioned asset impairment charges, the cost and net book value of the remaining goodwill and licenses with indefinite lives at December 31, 2002 followed by the totals by reportable unit are indicated in the following table. Additionally, the cost and net bank value of goodwill and licenses with indefinite lives at December 31, 2001 are also reflected:

                                                                2002                           2001
                                                    ----------------------------   ----------------------------
(In thousands)                                          Cost      Net Book Value       Cost      Net Book Value
---------------------------------------------------------------------------------------------------------------
Goodwill                                            $     93,540  $       86,016   $    147,116  $      135,634
PCS Radio Spectrum Licenses In Service                   107,386         107,234        446,428         423,181
---------------------------------------------------------------------------------------------------------------
       Total Indefinite Lived Assets                $    200,926  $      193,250   $    593,544  $      558,815
===============================================================================================================
Goodwill and Indefinite Lived Assets by Reporting
 Unit
Wireless PCS                                        $    107,386  $      107,234   $    472,206  $      447,108
Telephone                                                 68,472          65,463         68,472          65,463
CLEC                                                           -               -              -               -
Network                                                    4,683           4,683         27,000          25,813
Internet                                                  12,665           9,833         12,621           9,789
Other
    Wireline Cable                                         7,720           6,037          7,720           6,037
    Wireless Cable                                             -               -          4,261           3,654
    NAS                                                        -               -          1,264             951
---------------------------------------------------------------------------------------------------------------
       Total Indefinite Lived Assets                $    200,926  $      193,250   $    593,544  $      558,815
===============================================================================================================

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and those limited liability corporations where the Company, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit.

TRADE ACCOUNTS RECEIVABLE: The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia and West Virginia. The carrying amount of the Company's trade accounts receivable approximates their fair value. The Company executes credit and collection policies to ensure collection of trade receivables but generally does not require collateral on any of its sales. The Company maintains an allowance for doubtful accounts, which management believes adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company nets bad debt expenses against applicable operating revenues.

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

            Depreciation provisions were approximately 13.5%, 15.4%, and 11.9% of average depreciable assets for the years 2002, 2001, and 2000, respectively.

            In June 2001, the FASB approved SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 was effective for the Company beginning on January 1, 2003. The Company has performed a preliminary assessment of the applicability and materiality of the adoption of this standard. The Company has determined that this is primarily applicable to tower sites within the wireless segment and has determined that the adoption of the standard could be material and may result in capitalizing costs and offsetting asset retirement obligations estimated of up to $12 million.

            In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement establishes a single accounting model, based on the framework established in SFAS No. 121, for the recognition and measurement of the impairment of long-lived assets to be held and used or to be disposed of by sale. The Company adopted SFAS No. 144 at the beginning of fiscal 2002. The Company has completed its fixed asset testing under this standard as of December 31, 2002. From this testing, the Company determined that impairment existed with certain of the wireless PCS segment assets. Accordingly, an asset impairment charge was recorded which totaled $28.5 million, $16.7 million of which pertained to property, plant and equipment and $11.8 million of which related to intangible assets with finite lives. In addition to this, the Company reported a SFAS No. 144 $1.1 million and $10.3 million asset impairment charge of property, plant and equipment and finite lived radio spectrum licenses, respectively, in the wireless cable business (see
Note 2).

            Radio spectrum licenses for areas where the licenses are being used in operations had historically been classified in the "property, plant and equipment" section of the balance sheet. In order to better conform with industry practice, these assets, along with their related accumulated amortization, have been reclassified to the "other assets" section of the balance sheet for all periods presented.

INVENTORIES AND SUPPLIES: The Company's inventories and supplies consist primarily of items held for resale such as PCS handsets, pagers, wireline business phones and accessories. The Company values its inventory at the lower of cost or market. Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a first-in, first-out basis). The market value is determined by reviewing current replacement cost, marketability, and obsolescence.

ACCOUNTING FOR INTANGIBLE ASSETS: Beginning January 1, 2002, the Company accounts for its intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Under these new rules, goodwill, assembled workforce intangible asset and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with this Statement. Other intangible assets will continue to be amortized over their useful lives. Accordingly, the Company ceased amortization of goodwill, assembled workforce and PCS radio spectrum licenses on January 1, 2002. Based on SFAS No. 142 annual testing performed on values as of October 1, 2002, the Company reported asset impairment charges totaling $363.1 million (see
Note 2).

            Amortization of indefinite lived intangible assets was $20.4 million ($12.6 million after tax) for 2001 and $7.4 million ($4.6 million after tax) for 2000. Had SFAS No. 142 been in effect for 2000 and 2001, no amortization of these intangible assets would have been recorded. Therefore, the income (loss) applicable to common shares for the fiscal years 2001 and 2000 adjusted for the impact of SFAS No. 142 was a $70.0 million ($4.25 per common share) loss in 2001 and income of $15.1 million ($1.15 per common share) in 2000.

            The Company wrote off its wireless segment tower franchise rights and customer list in the fourth quarter of 2002, recording an impairment charge of $11.8 million. Amortization charges recorded in 2002 related to the tower franchise rights and the customer list prior to this write off totaled $4.1 million. The Company continued to amortize the remaining intangible assets related to an employment agreement, non-compete agreements and customer lists from past acquisitions which have a book value of $1.9 million as of December 31, 2002. For those intangible assets that will continue to be amortized, the expected amortization is as follows: $.2 million in 2003, $.1 million in 2004, $.1 million in 2005, $.1 million in 2006, $.1 million in 2007 and $1.1 million thereafter. See discussions regarding the results of SFAS No. 142 testing in
Note 2 above.

ADVERTISING COSTS: The Company expenses advertising costs and marketing production costs as incurred. Included in customer operations is $13.4 million, $13.1 million and $7.1 million of advertising and marketing production expenses for the years ended December 31, 2002, 2001 and 2000, respectively.

PENSION BENEFITS: The Company sponsors a non-contributory defined benefit pension plan covering all employees who meet eligibility requirements. Pension benefits vest after five years of service and are based on years of service and average final compensation subject to certain reductions if the employee retires before reaching age 62. The Company's funding policy has been to contribute to the plan based on applicable regulation requirements. Contributions are intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future.

            The Company also sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. Until April 2002, the Company contributed 60% of each participant's annual contribution for contributions up to 6% of each participant's annual compensation. The employee elects the type of investment fund from the equity, bond and annuity alternatives offered by the plan.

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

STOCK-BASED COMPENSATION: The Company accounts for stock-based employee compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and follows the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. At December 31, 2002, the Company has elected to apply the disclosure only provisions of SFAS No. 123 and the revised disclosure requirements of SFAS No. 148.

            In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS No. 123. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company has elected to continue accounting for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, the Company has only adopted the revised disclosure requirements of SFAS No. 148 as of December 31, 2002.

            Since the Company applies the disclosure only provision as noted above, no compensation cost has been recorded. Had compensation cost been recorded based on the fair value of awards at the grant date, the pro forma impact on the Company's (loss) income applicable to common shares and (loss) income per common share - basic and diluted is as follows:

                                                                  2002           2001            2000
          -----------------------------------------------------------------------------------------------
          (Loss) income applicable to common shares, as
           reported                                          $   (509,364)   $    (82,556)   $     10,471
          Deduct: Total stock-based employee compensation
           expense determined under fair value based
           method, net of tax                                       1,708           2,052           1,294
          -----------------------------------------------------------------------------------------------
          Pro forma net (loss) income                        $   (511,072)   $    (84,608)   $      9,177
          ===============================================================================================
          (Loss) earnings per common share:
          Basic and diluted - as reported                    $     (29.34)   $      (5.02)   $       0.80
          Basic and diluted - pro forma                      $     (29.44)   $      (5.15)   $       0.70

The pro forma effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, the requirements of the SFAS No. 123 have been applied only to options granted after December 31, 1994.

            The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend rate of 0% for 2002, 0% for 2001 and 0% to 1.44% for 2000; risk-free interest rates of 3.04% to 5.05% for 2002, 4.26% to 5.24% for 2001 and 5.41% to 6.74% for
2000; expected lives of 6 years for 2002, 2001 and 2000; and, price volatility of 65.7% to 92.4% for 2002, 32.7% to 50.5% for 2001 and 29.6% to 33.4% for 2000.

EARNINGS (LOSS) PER COMMON SHARE: All earnings (loss) per share amounts are calculated in accordance with SFAS No. 128. Basic and diluted earnings (loss) per share is presented for earnings (loss) from continuing operations, from discontinued operations and for income (loss) available to common shares. The numerator of the earnings (loss) from continuing operations per share calculation, for both basic and diluted, is income (loss) from continuing operations less dividend requirements on preferred stock. For basic earnings
(loss) per common share, the
denominator is the weighted average number of common shares outstanding during the year. For diluted earnings (loss) per common share, the denominator is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. In the case of a loss from continuing operations, net of preferred dividends, the denominator for the diluted per common share calculation is average basic shares outstanding, as using average diluted shares outstanding would result in an antidilutive effect. See Note 16 for calculations.

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

            In June 1998, the FASB issued SFAS No. 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities. SFAS Nos. 133 and 138 require all derivatives to be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The Company adopted this standard on January 1, 2001. Upon adoption of SFAS No. 133, the Company reported the cumulative effect of adoption of $3.9 million reduction in other comprehensive income, net of $2.5 million deferred tax benefit. For the year ended December 31, 2002, the Company reported derivative losses of $4.2 million, net of $2.7 million deferred tax benefit. For the year ended December 31, 2001, the Company reported derivative losses of $4.1 million, net of $2.6 million deferred tax benefit. The related $20.0 million liability is classified in current liabilities due to defaults under the debt relating to the interest rate swap agreements (see Note 11).

FINANCIAL STATEMENT CLASSIFICATIONS: Certain amounts on the prior year financial statements have been reclassified, with no effect on net income, to conform to classifications adopted in 2002.

OTHER NEW ACCOUNTING PRONOUNCEMENTS: In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under EITF Issue No. 94-3, certain exit costs were accrued upon management's commitment to an exit plan, which was generally before an actual liability had been incurred. The Company adopted SFAS No. 146 on January 1, 2003. A restructuring charge was reported during the first, second and fourth quarters of 2002 for $4.3 million relating to severance costs and pension curtailment costs for employees affected by the reduction in force, lease termination obligations associated with the exit of certain facilities and financial restructuring legal and advisor costs. Had the Company reported these charges under SFAS No. 146, the timing of recognition during 2002 would have been impacted as the related liabilities would have been recognized when incurred.

            In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. At December 31, 2002, the Company had not entered into any material arrangement that would be subject to the disclosure requirements of FIN 45. The Company does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements.

            In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. The Company is in the process of evaluating the impact of FIN 46 on its consolidated financial statements.

NOTE 4. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company manages its business segments with separable management focus and infrastructures.

Telephone: The Company has two local telephone businesses subject to the regulations of the State Corporation Commission of Virginia. The Company has owned one of these for over 100 years and the other was added in early 2001 as part of the merger with R&B Communications, Inc. ("R&B") (Note 6). These businesses are incumbent local exchange carriers ("ILEC's") for several areas in western Virginia, are fully integrated and are managed as one consolidated operation. Principal products offered by this segment are local service, which includes advanced calling features, network access, long distance toll and directory advertising.

Network: In addition to the ILEC services, the Company directly or indirectly owns 1,800 miles of fiber optic network and provides transport services for long distance, Internet and private network services. The addition of R&B added 200 miles of fiber. Also, the Company added over 300 new route miles of fiber during the second half of 2001, connecting many key cities in which the Company sells products and services. The Company's network is connected and marketed through Valley Network Partnership ("ValleyNet"), a partnership of three nonaffiliated communications companies that have interconnected their networks to a 912 route-mile, nonswitched, fiber optic network. The ValleyNet network is connected to and marketed with other adjacent fiber networks creating approximately 11,000 route-miles of connected fiber optic network serving ten states.

CLEC: The Company began offering CLEC service in 1998. Through one of its wholly owned subsidiaries certified in Virginia, West Virginia and Tennessee, it provided CLEC service in four markets throughout 1999 and commenced offering CLEC services in four additional markets late in 1999. In 2001, the Company further expanded its CLEC operation by increasing the coverage area within two existing markets and adding six additional markets in western Virginia and West Virginia.

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

Wireless PCS: The Company's wireless PCS business carries digital phones and services, marketed in the retail and business-to-business channels throughout much of Virginia and West Virginia. The Company's PCS segment operates in three primary markets: Virginia East, Virginia West and West Virginia. The Virginia East market covers a 3.0 million populated area primarily in the Richmond and Hampton Roads areas of Virginia through Richmond 20MHz, LLC, a wholly owned subsidiary. The region was added in July 2000 from the PrimeCo VA acquisition (see Note 6). The Virginia West market currently serves a 1.7 million populated area in central and western Virginia primarily through the

Virginia PCS Alliance, L.C. ("VA Alliance"), a 97% majority owned limited liability company. The West Virginia market is served by West Virginia PCS Alliance, L.C. ("WV Alliance"), a 98% majority owned limited liability company, and currently serves a 1.6 million populated area primarily in West Virginia, but extending to parts of eastern Kentucky, southwestern Virginia and eastern Ohio. In addition to the markets indicated above, the Company has licenses, which are not currently active, that cover a 4.8 million populated area at December 31, 2002.

            In addition to the end-user customer business, the Company provides roaming services to other PCS providers and has a wholesale network access agreement with Horizon Personal Communications, Inc. ("Horizon"). Revenue from this service was $32.5 million, $19.1 million, and $7.0 million for the years ended December 31, 2002, 2001 and 2000, respectively (see Note 18).

            The Company began consolidating the VA Alliance and the WV Alliance in July 2000 and February 2001, respectively. Prior to this, these investments were accounted for under the equity method of accounting (see Note 5).

Analog Cellular: The analog cellular business carried cellular phones and services in the retail and business-to-business channels in the Company's cellular territory (VA Rural Service Area No. 6, "RSA6"). The Company sold the assets and operations of this business to Verizon in July 2000 in connection with the PrimeCo VA acquisition (Note 6).

Summarized financial information concerning the Company's reportable segments is shown in the following table. Wireline communications is comprised of the telephone, network, CLEC and Internet segments. Other communications services (indicated in the "Other" column below) includes certain unallocated corporate related items, as well as results from the Company's paging, alarm, other communication services and wireline and wireless cable businesses, which are not considered separate reportable segments. Also included in the Other column in 2002 is $4.3 million of organizational and capital restructuring charges (see
Note 19).

The income statement information noted in this table excludes the directory assistance segment (Note 7), which is accounted for as a discontinued operation. The discontinued operation assets are reflected in the "Other" category in prior years.

                                                                            WIRELESS    ANALOG
(IN THOUSANDS)                       TELEPHONE NETWORK    CLEC   INTERNET     PCS     CELLULAR        OTHER          TOTAL
---------------------------------------------------------------------------------------------------------------------------
2002
Operating Revenues                   $ 47,128 $  8,449  $22,858  $ 18,481  $ 156,860   $     -     $   8,951    $   262,727

Operating (Loss) Income                24,791  (17,164)   1,996     1,450   (413,253)        -       (22,379)      (424,559)
Less:  Reconciling Items to arrive
 at EBITDA/1/, a non-GAAP measure:
  Depreciation and Amortization         7,817    3,117    3,934     3,470     61,141         -         3,445         82,924
  Asset Impairment Charges                  -   20,900        -         -    366,950         -        15,030        402,880
                                     -------- --------  -------  --------  ---------   -------     ---------    -----------
EBITDA                                 32,608    6,853    5,930     4,920     14,838         -        (3,904)        61,245
---------------------------------------------------------------------------------------------------------------------------
Total Segment Assets                  140,396   36,944   33,557    16,700    388,537         -        15,884        632,018
Corporate Assets                                                                                                     97,503

Total Assets                                                                                                    $   729,521
                                                                                                                ===========
TOTAL expenditures for long-lived
  segment assets/2/                  $  7,887 $  5,889  $ 4,156  $  2,630  $  49,330   $     -     $   3,272    $    73,164
---------------------------------------------------------------------------------------------------------------------------
2001
Operating Revenues                   $ 42,786 $  8,694  $17,346  $ 17,659  $ 118,832   $     -     $   9,746    $   215,063

Operating (Loss) Income                18,041    4,061     (629)   (2,578)   (80,115)        -          (557)       (61,777)
Less:  Reconciling items to arrive
 at EBITDA/1/, a non-GAAP measure:
Depreciation and Amortization           9,415    3,204    2,533     3,924     59,416         -         3,789         82,281
                                     -------- --------  -------  --------  ---------   -------     ---------    -----------
EBITDA                                 27,456    7,265    1,904     1,346    (20,699)        -         3,232         20,504
---------------------------------------------------------------------------------------------------------------------------
Total Segment Assets                  138,448   56,819   31,812    17,715    786,619         -        31,205      1,062,618
Corporate Assets                                                                                                    134,268
                                                                                                                -----------
Total Assets                                                                                                    $ 1,196,886
                                                                                                                ===========
Total expenditures for long-lived
 segment assets/2/                   $  6,981 $ 10,409  $ 7,973  $  1,736  $  56,362   $     -     $  19,411    $   102,872
---------------------------------------------------------------------------------------------------------------------------
2000
Operating Revenues                   $ 32,169 $  3,693  $ 8,975  $ 13,443  $  39,096   $ 5,556     $  10,587    $   113,519

Operating (Loss) Income                18,190    1,545   (1,944)   (4,474)   (33,048)    2,256            49        (17,426)
Less:  Reconciling items to arrive
 at EBITDA/1/, a non-GAAP measure:
Depreciation and Amortization           4,266      836    1,564     3,537     23,218       396         3,861         37,678
                                     -------- --------  -------  --------  ---------   -------     ---------    -----------
EBITDA                                 22,456    2,381     (380)     (937)    (9,830)    2,652         3,910         20,252
---------------------------------------------------------------------------------------------------------------------------
Total Segment Assets                   47,026   13,650   23,107    19,647    698,823         -        33,371        835,624
Corporate Assets                                                                                                    243,393
                                                                                                                -----------
Total Assets                                                                                                    $ 1,079,017
                                                                                                                ===========
Total expenditures for long-lived
 segment assets/2/                   $  4,405 $  3,444  $ 7,575  $  4,139  $  31,834   $     -     $  14,193    $    65,590
---------------------------------------------------------------------------------------------------------------------------

----------
/1/ See discussion on use of EBITDA in the management discussion and analysis overview section.
/2/ Includes purchases of long-lived assets other than deferred charges and deferred tax assets and excludes additions from business combinations discussed in Note 6.

Wireless cable revenues, which are reflected within the other segment in the table above, are reported net of programming and equipment costs of $1.2 million, $1.5 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

            The accounting policies of the segments are the same as those described in the significant accounting policies (Note 3). The Company evaluates the performance of its operating segments principally on operating revenues and EBITDA (operating income before depreciation and amortization and asset impairment charges). Corporate functions are allocated at cost to the operating segments and all other intercompany transactions are cost based. Segment depreciation and amortization contains an allocation of depreciation and amortization from corporate assets. Corporate depreciation and amortization expense not allocated to the segments is indicated in the "Other" column in the preceding table. Depreciation and amortization of corporate assets was $1.5 million, $1.5 million and $1.4 million of the total "Other" depreciation and amortization for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 5. INVESTMENTS IN WIRELESS AFFILIATES

Pursuant to the merger between NTELOS and R&B Communications effective February 13, 2001, the Company's ownership in the VA Alliance and the WV Alliance increased to 91% and 79%, respectively (see Note 6). Prior to the merger with R&B, the Company had a 45% and 65% ownership interest in the WV Alliance and VA Alliance, respectively. Additional minority interest was purchased from other members during 2001 in exchange for 320,000 shares of common stock and a cash payment of $.2 million. The Company owned 97% and 98% of the VA Alliance and the WV Alliance, respectively, at December 31, 2001 and thereafter.

            On July 25, 2000, the Company converted its preferred interest to common interest and exercised its right to fund the redemption of the VA Alliance's Series A preferred membership interest. As a result of this redemption, the Company increased its common interest from 21% to 65% and commenced consolidating the VA Alliance as of July 26, 2000 (Note 6). On February 13, 2001, concurrent with the R&B merger, the Company commenced consolidating the WV Alliance. For the year ended December 31, 2000, operating revenues, operating loss and net loss of the VA Alliance were $23.0 million, $20.7 million and $35.3 million, respectively, and of the WV Alliance were $13.2 million, $14.5 million and $19.4 million, respectively. The Company's share of the VA Alliance's 2000 net loss for the period through July 26, 2000, the date of consolidation, was $3.7 million. The Company's share of the WV Alliance 2000 net loss for the year ended December 31, 2000 was $8.6 million. Operating revenue, operating loss and net loss for the WV Alliance for the 43 day period ended February 13, 2001 were $2.5 million, $1.7 million and $2.9 million, respectively. The Company's equity share of the WV Alliance losses for the period January 1, 2001 through February 13, 2001 was $1.3 million. See Note 6 regarding step acquisition accounting.

NOTE 6. MERGER AND ACQUISITIONS

      R&B Communications Merger

Effective February 13, 2001, the Company closed on its merger with R&B Communications. Under the terms of the merger, the Company issued approximately
3.7 million shares of its common stock in exchange for 100% of R&B's outstanding common stock. The transaction was valued at $131.4 million, or $35.47 per share, based on the average price for the two days preceding May 18, 2000, the date the merger terms were agreed to and announced. The merger is being accounted for using the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired of approximately $95.9 million was allocated to goodwill in the telephone and network segments and will be tested for impairment annually according to the provisions of SFAS No. 142 (see Note 2).

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

            R&B owns a 26% membership interest in the VA Alliance and a 34% membership interest in the WV Alliance. Effective with the merger, the Company owned 91% and 79% of the VA Alliance and WV Alliance, respectively (see Note 5).

            Operating revenues, operating income and net loss of R&B for the year ended December 31, 2000 were $18.9 million, $3.5 million and $7.5 million, respectively.

      PRIMECO VA ACQUISITION

On July 26, 2000, the Company closed on the acquisition of the PCS licenses, assets and operations of PrimeCo Personal Communications, L.P., which is located in the Richmond and Hampton Roads areas of Virginia ("PrimeCo VA"). The Company acquired PrimeCo VA for cash of $408.6 million, the assumption of approximately $20.0 million of lease obligations and the transfer of a limited partnership interest and the assets, licenses and operations of our analog wireless operation, with a combined value of approximately $78.5 million. This acquisition was accounted for under the purchase method of accounting. The Company's results of operations include PrimeCo VA operating results commencing on July 26, 2000. Costs in excess of the fair value of the net assets acquired were allocated to identifiable intangible assets and goodwill and will be tested for impairment annually according to the provisions of SFAS No. 142 (see Note
2). Of the total purchase price, $338 million was allocated to the fair value of the PCS licenses. Total goodwill was $25.8 million and the value of other intangible assets was $40.1 million.

            In connection with the PrimeCo VA acquisition, the Company exchanged the cellular analog assets and operations of Virginia Rural Service Area No. 6 ("VA RSA6") and its 22% limited partnership interest in Virginia Rural Service Area No. 5 ("VA RSA5") as part of the consideration paid in the acquisition. The exchange was valued at $78.5 million, in the aggregate, and resulted in a book gain of $62.6 million, before income tax. VA RSA6's analog operations contributed revenues and EBITDA of $5.6 million and $2.7 million, respectively, for the period January 1, 2000 through July 25, 2000, the date of disposition. The equity income from VA RSA5 was not material for the periods presented.

      VA AND WV ALLIANCES - STEP ACQUISITIONS

Concurrent with the closing of the PrimeCo VA acquisition and the related debt and equity financing (Note 8), the VA Alliance redeemed its Series A preferred membership interest for $16.8 million. This payment included consideration for redemption of $12.9 million in principal, $2.8 million in accrued dividends and $1.1 million in early redemption fees. The Company then exercised its right to fund $11.4 million of this redemption in exchange for additional common membership interest in the VA Alliance. The Company also elected to convert its convertible preferred membership interest in the VA Alliance into a common membership interest. These redemptions and conversions increased the Company's common membership interest in the VA Alliance from 21% to 65%. As mentioned in
Note 5, the Company consolidated the operations of the VA Alliance as of July 26, 2000. Pursuant to this transaction, the basis in the VA Alliance was stepped up by $43.9 million which was allocated to the PCS licenses.

            Pursuant to the merger between NTELOS and R&B Communications effective February 13, 2001, the Company's ownership in the VA Alliance and WV Alliance increased to 91% and 79%, respectively (Note 5), at which time the Company began consolidating the WV Alliance. Pursuant to this transaction, the basis in the WV Alliance was stepped up by $21.6 million which was allocated to the PCS licenses.

            Additionally, during 2001, the Company issued 320,000 shares with an aggregate value of $4.8 million and paid cash of $.2 million as consideration to acquire an additional 5% of the VA Alliance and an additional 19% of the WV Alliance from other minority interest members. The Company owned 97% of the VA Alliance and 98% of the WV Alliance (Notes 4 and 5) at December 31, 2001 and thereafter.

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

NOTE 7. DISPOSITIONS

      DIRECTORY ASSISTANCE SEGMENT

Effective July 11, 2000, pursuant to a stock purchase agreement dated May 17, 2000 with telegate AG, a Federal Republic of Germany corporation, the Company sold the capital stock of CFW Information Services, Inc., through which directory assistance operations are conducted, and sold its equity interest in Listing Services Solutions, Inc. In exchange, the Company received $32.0 million in cash and $3.5 million in deferred consideration that was paid in cash in January 2001, and recognized a $26.2 million gain, before tax, ($16.0 million after tax). As such, the directory assistance operation is treated as a discontinued operation in these financial statements. Accordingly, the overhead costs which had been allocated to this business segment, but were not specifically identified and incremental to the directory assistance operation, were reclassified as corporate expenses and included in "Other" (Note 4). These costs totaled $.7 million for the year ended December 31, 2000. Operating revenues, operating income and net income pertaining to the discontinued operation for the period through July 11, 2000 were $6.8 million, $.6 million and $.4 million, respectively.

      TOWERS

In January 2002, the Company sold 24 communications towers for $8.2 million. In November 2001, the Company sold 46 towers in the Virginia East market for $15.6 million. In early 2000, the Company sold 151 towers for $47.4 million. In connection with these transactions, the Company has certain future leaseback and other commitments. Accordingly, the gain on these sales has been deferred for financial reporting purposes and is being amortized over a ten year expected leaseback period. The remaining unamortized deferred gains totaled $22.2 million on December 31, 2002.

      OTHER NON-STRATEGIC ASSET SALES

In the first quarter of 2002, the Company sold certain excess PCS licenses for proceeds of $2.4 million, recognizing a $2.0 million gain. In April 2002, the Company sold certain excess PCS radio spectrum licenses for proceeds of $12.0 million, recognizing a $2.8 million gain. In July 2002, the Company sold certain other PCS radio spectrum licenses for proceeds of $3.6 million, recognizing a $3.6 million gain.

            In May 2002, the Company sold its 3% minority partnership interest in America's Fiber Network LLC for proceeds of $2.6 million, recognizing a $.2 million loss on the transaction reported in other (expense) income on the Consolidated Statements of Operations. Concurrently, the Company purchased the use of approximately 700 new route miles of fiber contiguous to, or an extension of, the Company's existing fiber for $2.6 million.

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

            During the year ended December 31, 2002, the Company sold various investments for $1.6 million, which approximated the related investment carrying values. Additionally, during the second quarter of 2002, the Company recognized a $1.1 million permanent impairment loss associated with its investment in WorldCom, Inc. which is classified in other income (expense) in the consolidated statements of operations.

            In December 2001, the Company sold certain PCS licenses in Kingsport, Tennessee to Lafayette Communications for $11.6 million, recognizing a gain before taxes of $8.6 million. In the second and third quarters of 2001, the Company sold all its holdings in Illuminet, Inc. for proceeds of $30.6 million, recognizing a gain before taxes of $23.0 million.

NOTE 8. LONG-TERM DEBT IN DEFAULT (AT DECEMBER 31, 2002) AND OTHER LONG-TERM
DEBT

Long-term debt in default (at December 31, 2002) and other long-term debt consist of the following as of December 31:

(In thousands)                                                                               2002             2001
----------------------------------------------------------------------------------------------------------------------
Variable rate Senior Secured Term Loans due from 2004 to 2008                           $     260,500     $    225,000
6.25% to 7.0% Notes payable secured by certain PCS radio spectrum
 licenses with original maturities from 2000 through 2006                                       8,180           12,035
5.0% to 6.05% Notes payable secured by certain assets with original
 maturities from 2008 through 2021                                                              6,712            7,308
13.0% Unsecured Senior Notes, issued at 98.61% of par value, with an effective interest rate of 13.25% due in 2010, net of unamortized discount of $8.6 million and $9.5 million for the fiscal years
 ended 2002 and 2001, respectively                                                            271,416          270,492
13.5% Unsecured Subordinated Notes, issued at par, due in 2011, net of unamortized discount of $9.2 million and $10.5 million for the
 fiscal years ended 2002 and 2001, respectively                                                85,765           84,545
Net present value of long-term capital leases due 2001 to 2005                                 10,149           13,036
----------------------------------------------------------------------------------------------------------------------
                                                                                              642,722          612,416
Less current portion - long-term debt in default in 2002 and scheduled
   maturities                                                                                 623,762                -
----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                          $      18,960     $    612,416
======================================================================================================================

LONG-TERM DEBT IN DEFAULT AND OTHER LONG-TERM DEBT

On March 4, 2003 the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (see Note 1). In addition, the Company did not make the scheduled semi-annual interest payments due on February 18, 2003 on its 13% senior notes due 2010 ("Senior Notes") and 13.5% subordinated notes due 2011 ("Subordinated Notes") of $18.2 million and $6.4 million, respectively. As a result of the bankruptcy filing, a default for non-payment of these interest payments and non-compliance with a debt to capitalization covenant under its Senior Secured Term Loans (also referred to as "Senior Credit Facility"), the Company has classified borrowings under its Senior Credit Facility, Senior Notes and Subordinated Notes as current liabilities within the caption "Long-term debt in default and scheduled maturities".

            In July 2000, the Company obtained financing through issuance of Senior Notes for $280 million, Subordinated Notes for $95 million, Senior Credit Facility of up to $325 million and various preferred stock offerings of $250 million. These financing transactions closed concurrent with or just prior to the PrimeCo VA acquisition. The Company used the proceeds of the financing vehicles to fund the PrimeCo VA acquisition, to repay substantially all of its existing indebtedness and that of the Alliances, and for future expansion. Prior to this closing, the Company had entered into a bridge financing arrangement which was not utilized. Accordingly, the Company expensed $6.5 million in bridge financing and other commitment fees in 2000.

            The Senior Notes were issued at 98.61% of par value and contain a 13.0% coupon rate, with an effective rate of 13.25%. They mature in August 2010. Under the terms of the Senior Note Indenture, the Company purchased investments in restricted cash instruments in July 2000 totaling $69.1 million. These instruments were required specifically for the purpose of funding the first four semi-annual interest payments due in 2001 and 2002 against these notes. The Senior Notes are redeemable at a redemption price of up to 106.5%, reducing to 100% by August 2008, and contain various financial covenants. Additionally, the Senior Notes were issued with warrants to purchase an aggregate of 504,000 shares of the Company's common stock at a price of $47.58 per share. The warrants were valued at $6.9 million using the Black-Scholes option-pricing model, are exercisable and expire August 2010. The Senior Notes were recorded net of the $3.9 million discount associated with the issue price and $6.9 million for the related warrants. The discounts and the reduction relating to the warrants are being accreted and this accretion is reflected as interest expense in the statements of operations. The accretion period for the discount and reduction for warrants is through 2008 and 2010, respectively. Total accretions were $.9 million for both 2002 and 2001 and $.4 million for 2000.

            The Subordinated Notes were issued at par and contain a 13.5% coupon rate. They mature in February 2011. These notes are subordinate to all senior indebtedness, including the Senior Notes. These notes contain early redemption features similar to the Senior Notes. The Subordinated Notes were issued with warrants to purchase an aggregate of 300,000 shares of the Company's common stock at a price of $0.01 per share. These warrants were valued at $12.2 million using the Black-Scholes option-pricing model, are exercisable one year from July 2000 and expire February 2011. The Subordinated Notes were recorded net of the $12.2 million for the related warrants which are being accreted through 2011 and are reflected as interest expense in the statements of operations. Total accretions were $1.2 million for both 2002 and 2001 and $.5 million for 2000.

            The Company has borrowed $261 million as of December 31, 2002 and $225 million as of December 31, 2001 of the $325 million Senior Credit Facility. The loans contain a tranche A term loan of $50 million, tranche B term loan of $100 million, tranche C term loan of $75 million and a revolving credit facility of $100 million. Commitment fees are incurred on the unused portion of the revolving credit facility. Commitment fees incurred for the three years ended December 31, 2000, 2001 and 2002 were $.4 million, $.8 million and $.6 million, respectively. The Senior Credit Facility loans began maturing in 2002, with a $.5 million principal payment on the tranche B term loan made in the second half of 2002. The loans bear interest at rates of 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The loans contain certain financial covenants and restrictions as to their use. The Company was in default of the debt to total capitalization covenant requirement at December 31, 2002. This covenant was not met due to the significant asset impairment charges recognized in the fourth quarter of 2002. Accordingly, due to this and other issues noted above, access to the Senior Credit Facility was restricted and the debt, along with the other debt instruments containing cross-default provisions were listed as current obligations at December 31, 2002.

            The Company has incurred loan origination fees and other closing costs related to the above financing totaling $19.9 million which are classified as deferred charges on the Company's balance sheet. These costs are being amortized to interest expense over the life of the respective instrument. Amortization of these costs were $2.5 million, $2.2 million and $.9 million for the fiscal years ended 2002, 2001 and 2000, respectively.

            In September 1996, the VA Alliance entered into two 7.0% installment notes with the Federal Communications Commission ("FCC") related to licenses awarded in the PCS radio spectrum Block "C" auction. Interest only was payable quarterly through September 30, 2002. Commencing December 31, 2002, principal and interest is payable in equal quarterly installments of $.5 million through June 30, 2006.

            At December 31, 2001 the Company classified borrowings under its notes payable and lines of credit as long-term, since the Company had the ability and the intent to refinance these borrowings with existing lines of credit that have a maturity of beyond one year.

            The Company's blended interest rate on its long-term debt as of December 31, 2002, 2001, and 2000 is 11.0%, 11.7%, and 10.4%, respectively.

            As of December 31, 2002, aggregate maturities of long-term debt for each of the next five years, based on the contractual terms of the instruments is as follows: $9.6 million in 2003, $17.3 million in 2004, $16.2 million in 2005, $21.3 million in 2006, $47.7 million in 2007 and $548.6 million thereafter. These maturities have not been adjusted to reflect any changes or acceleration that may occur as a result of the aforementioned events of default or the filing for Chapter 11.

CAPITAL LEASES

In conjunction with the PrimeCo VA acquisition (Note 6), the Company entered into a series of sublease agreements with PrimeCo Personal Communications L.P. ("PrimeCo PCS") for certain digital switching and network equipment which was valued at $53 million and is included with network plant and equipment. During 1997 and 1996, PrimeCo VA entered into a series of sale/leaseback transactions ("Master Lease Agreements") with various Japanese banks and leasing companies to finance the acquisition of the network equipment.

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

            Future minimum lease payments under the capital leases are $4.7 million in 2003, $6.8 million in 2004, and $.1 million in 2005. At December 31, 2002, the net present value of these future minimum lease payments is $10.2 million, which is net of amounts representing interest of $1.4 million, $.9 million of which relates to 2003. The portion of this obligation due in 2003 is $3.7 million and is classified in current liabilities (included in the long-term debt in default and scheduled maturities line on the Consolidated Balance Sheets), while the remaining $6.5 million due in years after 2003 is classified as long-term debt.

            The entire net present value of minimum lease payments was classified as non-current at December 31, 2001 as the Company had the ability and intent to pay the current portion ($3.7 million) with existing long-term debt. In addition to the above payment obligations, the sublease agreements include certain general and tax indemnifications in favor of PrimeCo PCS and its affiliates. These indemnifications address loss claims arising from the operation of the sublease agreements as well as flow through indemnifications from the Master Lease Agreements.

NOTE 9. REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Redeemable, convertible preferred stock consists of the following as of December 31:

    (In thousands)                                                                            2002            2001
    -------------------------------------------------------------------------------------------------------------------
    8.5% Series B redeemable, convertible preferred stock, net of
     unamortized discount of $5.8 million ($6.5 million for 2001)                        $     132,071    $     120,314
    5.5% Series C redeemable, convertible preferred stock, net of
     unamortized discount of $2.8 million ($3.2 million for 2001)                              154,093          145,433
    -------------------------------------------------------------------------------------------------------------------
                                                                                         $     286,164    $     265,747
    ===================================================================================================================

            During the third quarter of 2000, the Company completed preferred stock offerings consisting of Series B convertible, redeemable preferred stock ("Series B preferred") of $112.5 million, Series C convertible, redeemable preferred stock ("Series C preferred") of $60.3 million, and Series D redeemable preferred stock ("Series D preferred") of $77.2 million. The Series B preferred converts to common stock at $41 per share, contains warrants to purchase an aggregate of 500,000 shares of the Company's common stock at a price of $50 per share and pays an 8.5% per annum dividend payable semi-annually on June 30 and December 31. The related warrants have been valued at $3.8 million using the Black-Scholes option-pricing model, are exercisable one year from July 2000, and expire February 2011. In December 2000, the shareholders approved the conversion of the 18% Series D preferred into Series C preferred, modified the conversion and dividend terms of the Series C preferred and modified other various terms of the Series B preferred and Series C preferred. As a result of the shareholder approval, the Series C preferred is convertible to common stock at $45 per share and pays a 5.5% per annum dividend payable semi-annually on June 30 and December
31. Under restrictions related to the Company's long-term debt, dividends are currently paid in-kind and therefore are added to the carrying value of the preferred stock. The Company has accreted the value of the Series B preferred for dividends in-kind for a total of $25.3 million as of December 31, 2002 ($14.3 million and $4.3 million at December 31, 2001 and 2000, respectively). Series C preferred has been accreted for dividends in-kind totaling $19.4 million as of December 31, 2002 ($11.1 million and $3.3 million at December 31, 2001 and 2000, respectively). Accordingly, the $19.3 million and $17.8 million dividend requirements in the fiscal years 2002 and 2001, respectively ($7.6 million in 2000), have not been reflected in our Statements of Cash Flows. The preferred stock becomes redeemable in 2010 for $250 million plus cumulative unpaid dividends.

            Closing costs associated with the Series B and Series C preferred stock totaled $7.5 million. These costs, along with the value assigned to the warrants noted above, are netted against preferred stock on the balance sheet and are accreted over the term between the date the preferred stocks were issued and the date they become convertible. Accretion of these costs are included in the dividend requirements on preferred stock on the Statements of Operations and totaled $1.1 million for the fiscal years end 2002 and 2001 ($.5 million in 2000).

NOTE 10. SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

            The following information is presented as supplementary disclosures for the Consolidated Statements of Cash Flows for the period ended December 31:

    (In thousands)                                                  2002              2001              2000
    -------------------------------------------------------------------------------------------------------------
    Cash payments (receipts) for:
       Interest, net of capitalized interest of $327 in
        2002, $1,320 in 2001, and $1,313 in 2000               $      $36,187    $       29,392    $       31,280
       Income taxes                                            $       (1,038)   $       (2,216)   $        1,340
    -------------------------------------------------------------------------------------------------------------

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

            In February 2001, the Company closed on the non-cash merger transaction with R&B, resulting in the issuance of 3.7 million common shares of the Company in exchange for the common shares of R&B (Note 6).

            Concurrent with closing the PrimeCo VA acquisition and aforementioned financing (Notes 6, 8 and 9), $149.4 million of the amount borrowed under the Senior Credit Facility was loaned to the Alliances, which they used to repay their indebtedness to the Rural Telephone Finance Cooperative ("RTFC"). Additionally, of the total proceeds obtained from all financing sources, the Company paid $408.6 million to PrimeCo as part of the acquisition consideration, paid $43.0 million of outstanding borrowings under previously existing lines of credit, placed $69.1 million in escrow to be used to fund the first four interest payments on the Senior Notes, acquired additional common ownership interest in the VA Alliance for $11.4 million, and incurred approximately $36.0 million in transaction fees and costs and issued warrants valued at $22.9 million relating to all of the transactions discussed herein. Of the total transaction fees and costs, $6.5 million has been recognized as bridge financing costs with the majority of the remainder to be recognized through amortization and accretion over the expected life of the related asset or debt obligation.

NOTE 11. FINANCIAL INSTRUMENTS

            The Company is exposed to market risks with respect to certain of the financial instruments that it holds. See Note 1 for a discussion of the bankruptcy filing on March 4, 2003 which could result in a material change in the fair value of the financial instruments. The following is a summary by balance sheet category:

CASH AND SHORT-TERM INVESTMENTS: The carrying amount approximates fair value because of the short-term maturity of those instruments.

LONG-TERM INVESTMENTS: The fair values of investments are based on quoted market prices for those investments which are actively traded. For investments where there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. Of the investments carried under the cost method, $8.3 million, or 95% of the total, are high quality instruments. Additional information regarding the Company's investments is included in Notes 5 and 12.

INTEREST RATE SWAPS: During September 2000, in accordance with conditions of the Senior Notes, the Company entered into two interest rate swap agreements with aggregate notional amounts of $162.5 million, with maturities of up to 5 years, to manage its exposure to interest rate movements by effectively converting a portion of its long-term debt from variable to fixed rates. The net face amount of interest rate swaps subject to variable rates as of December 31, 2002 and 2001 was $162.5 million. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 1.382% and 1.876% as of December 31, 2002 and 2001, respectively. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes. The fair value of the interest rate swap agreements at December 31, 2002 and 2001 was a liability of $20.0 million and $13.1 million, respectively. The interest rate swap liability at December 31, 2002 has been classified as a current liability as a result of the bankruptcy filing and a cross-default as a result of non-compliance with the debt to capitalization rates under the Senior Credit Facility (see Note 8).

            Neither the Company nor the counterparties, which are prominent banking institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At December 31, 2002, the Company had no exposure to credit loss on interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company. All interest rate swaps are reviewed with and, when necessary, are approved by the Company's Board of Directors.

DEBT INSTRUMENTS: The fair value of our Senior Notes due in 2010, which are traded on open markets, is based on dealer quotes for those instruments. The Senior Notes have traded well below their book values, with the values noted in the table below being indicative of the values during much of the period since issuance. The Company's management believes that the risk of the fair value exceeding the carrying value of this debt in the foreseeable future is unlikely due to the current trading level, as well as market and industry conditions.

            On December 31, 2002, the Company's Senior Credit Facility totaled $260.5 million, $98 million over the swap agreements. Therefore, the Company had variable rate exposure related to this amount over the swap agreement as noted above. In the table below, the Company assumed the fair value of the Senior Credit Facility to be equal to the face value.

            The fair value of the Company's Senior Notes was determined based on the most recent trading prices prior to year-end 2002. The Company assumed that the fair value of the Subordinated Notes were discounted similar to that of the Senior Notes. The fair value of all other long-term debt, which is not traded on open markets, is estimated based on the effective rates of the Senior Credit Facility (after giving effect of the interest rate swap), the Subordinated Notes and the Senior Notes. The fair values represent estimates of possible value, which may not be realized in the future (see Note 3).

            The following table indicates the difference between face amount, carrying amount and fair value of the Company's financial instruments at December 31, 2002 and 2001:

      Financial Instruments (In thousands)                      Face amount     Carrying amount        Fair value
      -------------------------------------------------------------------------------------------------------------
      December 31, 2002
      Nonderivatives:

      Financial assets:
          Cash and short-term investments                     $        12,216   $          12,216   $        12,216
          Restricted cash
          Long-term investments for which it is:
           Practicable to estimate fair value                 $           N/A   $           8,593   $         8,593
           Not practicable to estimate fair value                         N/A                 103               103

      Financial liabilities:
          Marketable long-term debt* in default               $       280,000   $         271,416   $        84,000
          Non-marketable long-term debt*                              380,540             371,306           311,237

          Derivatives relating to debt:
          Interest rate swaps                                 $       162,500** $          20,012   $        20,012

      December 31, 2001
      Nonderivatives:

      Financial assets:
          Cash and short-term investments                     $         7,293   $           7,293   $         7,293
          Restricted cash                                              18,069              18,069            18,069
          Long-term investments for which it is:
            Practicable to estimate fair value                $           N/A   $          10,346   $        10,346
            Not practicable to estimate fair value                        N/A               3,617             3,617

      Financial liabilities:
          Marketable long-term debt                           $       280,000   $         270,492   $       196,000
          Non-marketable long-term debt                               352,379             341,924           320,219

          Derivatives relating to debt:
          Interest rate swaps                                 $       162,500*  $          13,102   $        13,102

* A majority of which is in default at December 31, 2002 (Note 8) ** Notional amount

NOTE 12. SECURITIES AND INVESTMENTS

            Investments consist of the following as of December 31:

                                                                                                    Carrying Values
   (In thousands)                                        Type of Ownership                         2002        2001
   ------------------------------------------------------------------------------------------------------------------
   AVAILABLE FOR SALE:

   WorldCom, Inc.                                        Equity Securities                       $      -    $    916
   Other                                                 Equity Securities                             44         231
   ------------------------------------------------------------------------------------------------------------------
                                                                                                       44       1,147

   COST METHOD:

   Restricted investments                                Cooperative subordinated capital           7,829       7,829
                                                           certificates

   America's Fiber Network, LLC (see Note 7)             Partnership Interest                           -       2,437
   Cash surrender value of life insurance policies       Guaranteed rate government securities        720       1,699
   Other                                                 Equity securities                            103         851
   ------------------------------------------------------------------------------------------------------------------
                                                                                                    8,652      12,816
                                                                                                 --------------------
                                                                                                 $  8,696    $ 13,963
   ==================================================================================================================

            The Company acquired RTFC subordinated capital certificates ("SCC") of $7.5 million concurrent with the tranche C Senior Credit Facility borrowings of $75 million. The debt instrument required the Company to purchase SCC's equal to 10% of the tranche C term loan of the Senior Credit Facility. The SCC's are nonmarketable securities and are stated at historical cost and are included in restricted investments. As the RTFC loans are repaid, the SCC's will be refunded through a cash payment to maintain a 10% SCC to outstanding loan balance ratio.

            Changes in the unrealized gain (loss) on available for sale securities during the years ended December 31, 2002 and 2001, reported as a separate component of shareholders' equity (deficit), are as follows:

   (In thousands)                                                                   2002           2001          2000
   ----------------------------------------------------------------------------------------------------------------------
   Unrealized gain (loss), beginning balance                                    $      (195)   $     8,458   $     35,869
   Realization of gain due to sale of investment                                         -          (8,458)             -
   Unrealized holding losses during the year                                           (321)          (319)       (21,927)
   Reclassification of unrealized loss due to investment impairment                     509             -               -
   ----------------------------------------------------------------------------------------------------------------------
   Unrealized loss, ending balance                                                       (7)          (319)        13,942
   Deferred tax effect related to net unrealized holding gains                           -             124         (5,484)
   ----------------------------------------------------------------------------------------------------------------------
   Unrealized loss, included in shareholders' equity (deficit)                  $        (7)   $      (195) $       8,458
   ======================================================================================================================

NOTE 13. INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

(In thousands)                                                        2002              2001               2000
                                                                 ----------------------------------------------------
Current tax expense:
         Federal                                                 $            -    $             -    $             -
         State                                                              957                781                411
                                                                 ----------------------------------------------------
                                                                            957                781                411
                                                                 ----------------------------------------------------
Deferred tax (benefit) expense:
         Federal                                                       (137,775)           (29,829)               754
         State                                                          (25,131)            (5,484)               161
         Valuation allowance for temporary differences                  155,485                  -                  -
                                                                 ----------------------------------------------------
                                                                         (7,421)           (35,313)               915
                                                                 ----------------------------------------------------
                                                                 $       (6,464)   $       (34,532)   $         1,326
                                                                 ====================================================

Income tax (benefit) expense from continuing operations          $       (6,464)   $       (34,532)   $         1,326
Income tax expense from discontinued operation                                -                  -                252
Income tax expense from gain on sale of discontinued operation                -                  -             10,205
                                                                 ----------------------------------------------------
                                                                 $       (6,464)   $       (34,532)   $        11,783
                                                                 ====================================================

Total income tax (benefit) expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31:

(In thousands)                                                        2002              2001               2000
---------------------------------------------------------------------------------------------------------------------
Computed tax at statutory rate                                   $     (173,394)   $       (35,865)   $           685
Gain on sale of investments                                                 -                2,091                  -
State income taxes, net of federal income tax benefit                   (15,713)            (4,072)               372
Nondeductible asset impairments                                          26,951                -                  -
Nondeductible amortization                                                  -                2,218                273
Valuation allowance for temporary differences                           155,485                -                  -
Other, net                                                                  207              1,096                 (4)
                                                                 ----------------------------------------------------
                                                                 $       (6,464)   $       (34,532)   $         1,326
                                                                 ====================================================

Net deferred income tax assets and liabilities consist of the following components at December 31:

           (In thousands)                                                               2002             2001
           ---------------------------------------------------------------------------------------------------
           Deferred income tax assets:
           Retirement benefits other than pension                               $       4,238    $       3,978
           Pension and minimum pension liability                                        2,749              657
           Net operating loss of acquired companies                                     6,504            6,504
           Net operating loss                                                         110,107           53,028
           Alternative minimum tax credit carryforwards                                   709              709
           Licenses                                                                    56,921                -
           Interest rate swap                                                           7,784            5,097
           Debt issuance and discount                                                   2,791            2,749
           Accrued expenses                                                             3,393            3,223
           Federal and state tax credits                                                  403              403
           Unrealized loss on securities available for sale                                --              124
           Other                                                                        1,307            1,923
                                                                                ------------------------------
           Gross deferred tax assets                                                  196,906           78,395
           Valuation allowance                                                       (156,704)              --
                                                                                ------------------------------
                                                                                       40,202           78,395
                                                                                ------------------------------
           Deferred income tax liabilities:
           Property and equipment                                                      32,418           41,712
           Licenses                                                                        --           38,540
           Other                                                                           --              343
                                                                                ------------------------------
                                                                                       32,418           80,595
                                                                                ------------------------------

           Net deferred income tax assets (liabilities)                         $       7,784    $      (2,200)
                                                                                ==============================

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not under the rules of SFAS No. 109, will be realized.

            The Company had alternative minimum tax ("AMT") credit carryforwards of $.7 million which have been reflected as deferred tax assets. AMT credits may generally be carried forward indefinitely and used in future years to the extent the Company's regular tax liability exceeds the AMT liability for such future years.

            For tax purposes, the Company had available, at December 31, 2001 net operating loss ("NOL") carryforwards, excluding NOL's from acquired companies, for regular income tax purposes of approximately $150 million. The Company is anticipating that the 2002 NOL will be approximately $120 million, which will expire in 2022. The Company also had federal and state investment tax credit carryforwards for tax purposes of approximately $.4 million, which expire during 2019. As a result of the R&B acquisition, both R&B, and likely the Company, experienced ownership changes during 2001 under Section 382 of the Internal Revenue Code ("IRC"); however, such changes should not place any material limitation on the ability to use the pre-acquisition net operating loss carryovers of either R&B or the Company. Depending on the outcome of the restructuring of the Company's debt and equity securities under the bankruptcy filing (see Note 1), the restructuring could result in a substantial reduction in the amount of existing NOL carryovers and could result in limitations on the Company's ability to use remaining carryovers and built-in losses in future years. The reduction of or potential limitation on the Company's ability to use such favorable tax attributes could adversely affect our financial position in future years.

NOTE 14. SHAREHOLDER RIGHTS PLAN

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

NOTE 15. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2002, a statement of the funded status as of December 31 of each year, and the classification of amounts recognized in the Consolidated Balance Sheets:

                                                     Defined Benefit Pension Plan       Other Postretirement Benefit Plan
(in thousands)                                          2002            2001                 2002               2001
--------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligations, beginning                     $       22,803   $        20,987    $          9,168    $         8,478
Service cost                                                1,450             1,058                 175                172
Interest cost                                               1,619             1,555                 661                624
Amendment                                                      -                300                  -                  -
Actuarial loss (gain)                                       1,922                88                (465)                40
Benefits paid                                              (1,198)           (1,185)               (190)              (176)
Curtailment gain                                               -                 -                  363                 30
Early retirement program cost                               1,098                -                   -                  -
--------------------------------------------------------------------------------------------------------------------------
     Benefit obligations, ending                   $       27,694   $        22,803    $          9,712    $         9,168
==========================================================================================================================

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning               $       20,223   $        20,938    $             -     $            -
Actual return (loss) on plan assets                        (2,636)              470                  -                  -
Employer contribution                                          -                 -                  190                176
Benefits paid                                              (1,198)           (1,185)               (190)              (176)
--------------------------------------------------------------------------------------------------------------------------
     Fair value plan assets, ending                $       16,389   $        20,223    $              -    $             -
==========================================================================================================================

FUNDED STATUS:
Funded status                                      $      (11,305)  $        (2,580)   $         (9,712)   $        (9,168)
Unrecognized net actuarial loss (gain)                      6,711               179              (1,183)            (1,092)
Unrecognized prior service cost                               659               712                   -                  -
--------------------------------------------------------------------------------------------------------------------------
     Accrued benefit cost                          $       (3,935)  $        (1,689)   $        (10,895)   $       (10,260)
==========================================================================================================================

RECOGNIZED IN CONSOLIDATED BALANCE SHEET:
Intangible pension asset                           $          659   $            -
Additional minimum pension liability                       (3,792)               -
-----------------------------------------------------------------------------------
Minimum pension liability adjustment- reduction
   of shareholders' equity (deficit)               $        3,133   $            -
===================================================================================

SFAS No. 87, Employers' Accounting For Pensions, requires the Company to recognize a minimum pension liability equal to the amount by which the actuarial present value of the accumulated benefit obligations exceeds the fair value of plan assets. In 2002, the Company recorded $3.8 million to recognize the minimum pension liability. A corresponding amount is required to be recognized as an intangible asset to the extent of the unrecognized prior service cost and unrecognized net transition obligation. Any excess of the minimum pension liability above the intangible asset is recorded as a separate component and reduction of shareholders' equity (deficit). The tax benefit associated with the minimum pension liability is subject to the valuation reserve discussed in Note 13.

The Company's matching contributions to the defined contribution plan were $0.2 million, $0.8 million, and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company ceased matching contributions to the defined contribution plan for the period April 1, 2002 through March 31, 2003 as part of the actions taken in the operational restructuring plan (Note 19).

The accumulated benefit obligation of the Company's nonqualified pension plan was approximately $5.8 million, $3.9 million and $1.1 million at December 31, 2002, 2001 and 2000, respectively, and has been classified with retirement benefits other than pensions. All of the Company's plans for postretirement benefits other than pensions also have no plan assets.

On July 11, 2000, the Company disposed of one of its business lines (see Note
7). The sale was considered a partial plan termination and participants were 100% vested as of July 10, 2000. Under the provisions of SFAS No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a $198,000 net curtailment gain in 2000. This gain is reported in discontinued operations.

The following table provides the components of net periodic benefit cost for the plans:

                                              Defined Benefit Pension Plan               Other Post Employment Benefit Plan
(In thousands)                            2002           2001            2000              2002          2001          2000
------------------------------------------------------------------------------------------------------------------------------
Service cost                          $     1,450    $      1,058   $        889       $       175    $      172    $      190
Interest cost                               1,619           1,555          1,426               661           624           604
Expected return on plan assets             (1,975)         (2,046)        (2,025)                -             -             -
Amortization of transition
   obligations                                  -              12             15                 -             -             -
Amortization of prior service cost             54              49             42                 -             -             -
Recognized net actuarial gain                   -               -            (49)              (12)          (28)           (7)
Early retirement cost                       1,098               -              -                 -             -             -
Curtailment gain (loss)                         -               -            (48)                -            30             -
------------------------------------------------------------------------------------------------------------------------------
     Net periodic benefit cost        $     2,246    $        628   $        250       $       824    $      798    $      787
==============================================================================================================================

      The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

      The Company has multiple nonpension postretirement benefit plans. The health care plan is contributory, with participants' contributions adjusted annually. The life insurance plans are also contributory. Eligibility for the life insurance plan has been restricted to active pension participants age 50-64 as of January 5, 1994. The accounting for the plans anticipates that the Company will maintain a consistent level of cost sharing for the benefits with the retirees.

      The assumptions used in the measurements of the Company's benefit obligations are shown in the following table:

                                              Defined Benefit Pension Plan               Other Post Employment Benefit Plan
Assumptions as of December 31             2002           2001            2000              2002          2001          2000
------------------------------------------------------------------------------------------------------------------------------
Discount rate                                6.75%           7.25%          7.50%             6.75%         7.25%         7.50%
Expected return on plan assets               9.00%          10.00%         10.00%               --            --            --
Rate of compensation increase                3.50%           4.75%          4.75%               --            --            --
==============================================================================================================================

During 2002, the Company offered an early retirement incentive to eligible employees, resulting in 23 employees accepting early retirement at a cost to the plan of $1.1 million. During 2001, the plan was amended to reflect the increase in the IRC Sec. 415 limits. The result of this amendment was an increase of $.3 million in the projected benefit obligation.

         The Company reviews the assumptions noted in the above table on an annual basis. These assumptions were changed in 2002 from those used in the prior two years to reflect anticipated future changes in the underlying economic factors used to determine these assumptions. For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually each year to a rate of 5.0% for 2010 and remain at that level thereafter.

            Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% change on the total of service and interest cost components of net periodic postretirement health care benefit cost would be $0.1 million for a 1% increase and $0.1 million for a 1% decrease. Additionally, the effect of a 1% change on the health care component of the accumulated postretirement benefit obligations would be $1.3 million for a 1% increase and $1.0 million for a 1% decrease.

NOTE 16. EARNINGS PER SHARE

            The computations of basic and diluted earnings per share from continuing operations for each of the three years ended December 31 were as follows:

(In thousands)                                                                  2002               2001                2000
----------------------------------------------------------------------------------------------------------------------------------
         Numerator:
   Income (loss) from continuing operations                               $       (488,947)   $        (63,713)   $          2,270
   Preferred stock dividend                                                        (20,417)            (18,843)             (8,168)
----------------------------------------------------------------------------------------------------------------------------------
   Numerator for basic and diluted earnings (loss) per share              $       (509,364)   $        (82,556)   $         (5,898)
==================================================================================================================================
         Denominator:
   Number of common shares at the beginning of the year                             17,209              13,132              13,060
   Weighted-average common shares issued during the year                               149               3,310                  46
----------------------------------------------------------------------------------------------------------------------------------
   Denominator for basic and diluted earnings (loss) per share                      17,358              16,442              13,106
     from continuing operations
==================================================================================================================================

For additional information regarding the preferred stock and stock options, see Notes 9 and 17, respectively. The following options and warrants were outstanding during each year, but were not included in the computation of diluted earnings per share due to the fact that the results from continuing operations were a loss (therefore, any addition to the shares results in an antidilutive effect) or because the exercise price was greater than the average market price of the common shares for the year and, therefore, the effect would be antidilutive:

(In thousands)                                                                      2002               2001                 2000
----------------------------------------------------------------------------------------------------------------------------------
Number of common stock equivalents antidilutive due to a loss from continuing operations:
     Options                                                                            43                  21                 165
     Warrants                                                                          300                 300                 300
----------------------------------------------------------------------------------------------------------------------------------
Number of shares antidilutive as exercise price was greater than average market price of the common shares for the year:
     Options                                                                         1,352                 937                 368
     Warrants                                                                        1,004               1,004               1,004
     Redeemable, convertible preferred stock                                         6,847               6,395               5,973
----------------------------------------------------------------------------------------------------------------------------------

NOTE 17. STOCK PLANS

The Company's 1997 Stock Compensation Plan ("Option Plan"), as amended, provides for the grant of stock options, stock appreciation rights ("SARS"), stock awards and performance shares to officers and certain key management employees. A maximum of 2.5 million shares of common stock may be issued under the Option Plan by means of the exercise of options or SARS, the grant of stock awards and/or the settlement of performance shares. The Company's Non-Employee Director's Stock Option Plan ("Director's Plan"), as amended, provides for the grant of stock options to a non-employee director and provides the non-employee director the opportunity to receive stock options in lieu of a retainer fee. A maximum of 125,000 shares of common stock may be issued upon the exercise of options granted under the Director's Plan. Hereinafter the Option Plan and Directors Plan may be referred to as the "Plans". Stock options must be granted under the Plans at not less than 100% of fair value at the date of grant and have a maximum life of ten years from the date of grant. Options and other awards under the Plans may be exercised in compliance with such requirements as determined by a committee of the Board of Directors.

            A summary of the status of the stock option Plans at December 31, 2002, 2001 and 2000 and changes during the years ended on those dates are as follows:

                                                   2002                      2001                    2000
-------------------------------------------------------------------------------------------------------------------
                                                         WEIGHTED                 Weighted                 Weighted
                                                          AVERAGE                  Average                  Average
                                                         EXERCISE                 Exercise                 Exercise
Options                                    SHARES          PRICE      Shares        Price     Shares        Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          1,146,001      $  25.24     826,113     $  28.26    522,901      $  20.59
Granted                                     544,657          4.03     389,367        18.17    409,017         36.26
Exercised                                      -             -        (27,671)       23.31    (76,720)        18.10
Forfeited                                  (120,742)        20.09     (41,808)       25.92    (29,085)        29.66
-------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                1,569,916      $  18.28   1,146,001     $  25.24    826,113      $  28.26
-------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                  656,591      $  25.09     476,135     $  25.52    262,104      $  20.52
Weighted average fair value per option
of options granted during the year                       $   2.75                 $   7.96                 $  14.61
===================================================================================================================

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                         Options Outstanding                            Options Exercisable
------------------------------------------------------------------------------------------------------------------------------
                                                              Weighted-
                                                               Average             Weighted-                        Weighted-
                                            Number of         Remaining        Average Exercise     Number of        Average
Range of Exercise Prices                      Shares       Contractual Life          Price            Shares      Exercise Price
------------------------------------------------------------------------------------------------------------------------------
$   .53 - $  3.98                             221,950              9 years       $        2.65          1,435     $       2.66
$  4.34 - $ 15.49                             304,797              9 years       $        5.13         20,904     $      14.45
$ 15.53 - $ 20.18                             278,769              7 years       $       16.64        135,269     $      17.28
$ 20.37 - $ 22.625                            338,767              6 years       $       21.62        216,299     $      21.75
$ 23.00 - $ 40.25                             256,533              7 years       $       30.05        212,384     $      29.49
$ 40.50 - $ 45.06                             169,100              7 years       $       40.69         70,300     $      40.73
------------------------------------------------------------------------------------------------------------------------------
$   .53 - $ 45.06                           1,569,916              8 years       $       18.28        656,591     $      25.09

The Company had a non-compensatory Employee Stock Purchase Plan ("ESPP") that qualifies under IRC Section 423. A total of 840,000 shares of common stock could have been issued under the ESPP and there were 258,350 shares remaining at December 31, 2002. Under the ESPP, qualified employees can use up to 10% of their gross wages to purchase the Company's common stock at a price 10% less than the market price on the purchase date. The Company's board of directors suspended participation in the ESPP effective January 1, 2003.

NOTE 18. COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

The Company has several operating leases for administrative office space, retail space, tower space, channel rights, and equipment, certain of which have renewal options. The leases for retail and tower space have initial lease periods of three to thirty years. These leases are associated with the operation of wireless digital PCS services primarily in Virginia and

West Virginia. The leases for channel rights relate to the Company's wireless cable operations and have initial terms of three to ten years. The equipment leases have an initial term of three years. Rental expense for operating leases was $14.7 million, $14.4 million and $5.6 million in 2002, 2001 and 2000, respectively. The total amount committed under these lease agreements is: $13.2 million in 2003, $12.6 million in 2004, $9.0 million in 2005, $5.2 million in 2006, $3.6 million in 2007 and $21.7 million for the years thereafter.

      OTHER COMMITMENTS AND CONTINGENCIES

            In connection with an amendment to the Sprint/Horizon network services agreement which provides for scheduled wholesale revenue minimums over the 30 months commencing July 1, 2001, the Company committed to upgrading the Alliances' network to 3G-1XRTT technology capable of handling high-speed data applications. The Company had capital outlays of $38 million through the end of 2002 related to this upgrade. The upgrade is expected to be completed in 2003 with total estimated capital outlays related to this project being $45 million. Revenue from this services agreement was $32.5 million, $19.1 million, and $7.0 million for the years ended December 31, 2002, 2001 and 2000, respectively

            Pursuant to the terms of the Sprint/Horizon network services agreement, the Company has billed Horizon for wholesale minutes of use of its wireless PCS network. Horizon withheld payment of approximately $1.2 million from the billings covering October 2002 through December 2002, alleging overbilling by the Company. In addition, Horizon has alleged that the Company has overbilled Horizon by approximately $4.8 million for the period from 1999 through September 2002. Management disagrees with Horizon's allegations. The Company is seeking to resolve this dispute and has recognized as wholesale revenue amounts collected to date from revenues earned through December 31, 2002. The wholesale network services agreement provides for arbitration if the companies cannot settle disputes that arise under the agreement.

            On March 28, 2003, Horizon filed its Form 10-K for the year ending December 31, 2002. This document disclosed that there was substantial doubt about Horizon's ability to continue as a going concern because of the probability that Horizon will violate one or more of its debt covenants in 2003. The Company's future wholesale revenues under the wholesale network services agreement with Horizon could be materially impacted if Horizon was to be unable to continue as a going concern. No other single customer accounted for more than 10% of the Company's consolidated revenues in any of the three years during the period ended December 31, 2002.

            The Company entered into an asset purchase agreement for the sale of the Company's wireline cable business for $8.7 million. Also included in this agreement was a fiber optic Indefeasible Right to Use ("IRU") agreement for some joint use fibers owned by the ILEC segment. The Company expects the gain or loss on this sale to be minimal. Additionally, the Company has entered into an asset purchase agreement for the sale of the Company's Portsmouth call center building for $6.9 million. The agreements are subject to bankruptcy court approval and ordinary closing terms and conditions, including FCC approval of the wireline cable disposition. The net book value of the Portsmouth call center assets was $8.1 million at December 31, 2002. The Company will record $1.2 million of accelerated deprecation during 2003 prior to the planned disposition.

            In addition to the items discussed above, the Company is periodically involved in disputes and legal proceedings arising from normal business activities. In the opinion of management, resolution of these matters will not have a materially adverse effect on the financial position or future results of operations of the Company and adequate provision for any probable losses has been made in our financial statements.

            Other than the commitments noted separately above, the Company has commitments for capital expenditures of approximately $10 million as of December 31, 2002, all of which are expected to be incurred in fiscal 2003.

NOTE 19. RESTRUCTURING CHARGE

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

            Restructuring charges were reported during the first, second and fourth quarters of 2002 totaling $4.3 million relating to severance costs and pension curtailment costs for employees affected by the reduction in force activity, lease termination obligations associated with the exit of certain facilities and financial restructuring legal and advisor costs (see Notes 1 and 3). At December 31, 2002, $1.5 million remained accrued of the total operational restructuring costs relating to the early retirement program ($1.1 million cost
- see Note 15) and certain obligations pursuant to employment contracts and salary continuation plans.

NOTE 20. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The pro forma unaudited results of operations for the years ended December 31, 2001, assuming consummation of the transactions more fully described in Notes 6, 7, 8 and 9 as of January 1, 2001 are as follows:

      (In thousands, except per share data)                 2001               2000
      ----------------------------------------------------------------------------------
      Operating revenues                              $       220,230    $       179,715
      Operating expenses other than depreciation
      and amortization                                        199,829            174,546
      Depreciation and amortization                            83,647             71,087
      Operating loss                                          (63,246)           (65,918)
      Net loss                                                (64,127)           (87,323)
      Dividend requirements on preferred stock                 19,843             18,598
      Loss applicable to common shares                $       (84,000)   $      (105,921)
      Net loss per common share:
      Basic and diluted                               $         (4.93)   $         (6.30)

As described in the notes referred to above, these unaudited pro forma results include the results of operations for NTELOS Inc., the VA Alliance, the WV Alliance, PrimeCo VA, and R&B Communications and exclude the discontinued operation (directory assistance business), the VA RSA6 analog cellular business and the RSA5 equity investment earnings. Additionally, it assumes all related financing and preferred equity transactions described in Notes 8 and 9 occurred on January 1, 2001.

            These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the transactions been in effect on January 1, 2001 or 2000, or of future results of operations.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and
   Shareholders of NTELOS Inc.

We have audited the accompanying consolidated balance sheets of NTELOS Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended December 31, 2002 and 2001 listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of NTELOS Inc. and Subsidiaries for the year ended December 31, 2000 were audited by other auditors whose report dated February 22, 2001 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTELOS Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and has a working capital deficit. In addition, on March 4, 2003, the Company filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Notes 2 and 3 to the financial statements, effective January 1, 2002 the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP

McLean, Virginia
April 11, 2003

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
NTELOS Inc.
Waynesboro, Virginia

            We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of NTELOS Inc. and subsidiaries for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of NTELOS Inc. and subsidiaries, changes in their shareholders' equity, and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Richmond, Virginia
February 22, 2001

QUARTERLY REVIEW
NTELOS INC. AND SUBSIDIARIES

                                                      FIRST                SECOND              THIRD            FOURTH
(In thousands, except per share amounts)             QUARTER               QUARTER            QUARTER           QUARTER
--------------------------------------------------------------------------------------------------------------------------
2002
Operating Revenues                              $            60,021  $         64,894  $         68,102   $         69,710
Operating Loss/2/                                           (15,080)           (6,375)           (3,317)          (399,787)
Gain on Sale of Assets/3/                                     1,955             2,782             3,735                  -
Net Loss                                                    (30,664)          (22,854)          (16,068)          (419,361)
Dividend requirements on preferred stock                      5,019             5,019             5,190              5,189
Loss Applicable to Common Shares                            (35,683)          (27,873)          (21,258)          (424,550)
Loss per Common Share - Diluted                               (2.07)            (1.61)            (1.23)            (24.09)
EBITDA/1/                                                     8,015            14,283            18,004             20,943
--------------------------------------------------------------------------------------------------------------------------
Stock Price Range                               $        3.55-15.61  $      1.11-4.42  $      0.14-1.66   $      0.21-0.73
--------------------------------------------------------------------------------------------------------------------------

Reconciliation of Operating Loss to EBITDA (a
 non-GAAP measure)/1/
Operating Loss                                  $           (15,080) $         (6,375) $         (3,317)  $       (399,787)
Depreciation and Amortization                                23,095            20,658            21,321             17,850
Asset Impairment Charges                                          -                 -                 -            402,880
                                                --------------------------------------------------------------------------
EBITDA/1/                                      $             8,015  $         14,283  $         18,004   $         20,943
--------------------------------------------------------------------------------------------------------------------------

2001
Operating Revenues                              $            47,460  $         54,681  $         56,093   $         56,829
Operating Loss                                              (13,969)          (13,170)          (16,077)           (18,561)
Equity Loss from WV PCS Alliance/4/                          (1,286)                -                 -                  -
Gain on Sale of Assets/5/                                         -               706            22,261              8,878
Net Loss                                                    (17,254)          (18,975)           (8,550)           (18,934)
Dividend requirements on preferred stock                      4,687             4,690             4,849              4,617
Loss Applicable to Common Shares                            (21,941)          (23,665)          (13,399)           (23,551)
Loss per Common Share - Diluted                               (1.46)            (1.40)            (0.79)             (1.39)
EBITDA/1/                                                     3,886             5,213             7,075              4,330
--------------------------------------------------------------------------------------------------------------------------
Stock Price Range                               $     5.4375-24.875  $     7.02-30.06  $     6.85-26.75   $      .66-15.49
--------------------------------------------------------------------------------------------------------------------------

Reconciliation of Operating Loss to EBITDA (a
 non-GAAP measure)/1/
Operating Loss                                  $           (13,969) $        (13,170) $        (16,077)  $        (18,561)
Depreciation and Amortization                                17,853            18,387            23,150             22,891
                                                --------------------------------------------------------------------------
EBITDA/1/                                       $             3,884  $          5,217  $          7,073   $          4,330
--------------------------------------------------------------------------------------------------------------------------

/1/ Operating income (loss) before depreciation and amortization and asset impairment charges. See Management's Discussion and Analysis for additional factors to consider in using this measure.
/2/ During the fourth quarter 2002, the Company reported asset impairment charges totaling $402.9 million in the Wireless PCS segment, the Network segment and in the wireless cable business as determined from its annual SFAS No. 142 and SFAS No. 144 impairment testing. (Note 2)
/3/ The Company sold certain PCS licenses for total proceeds of $18.0 million, recognizing a $8.5 million gain during the first three quarters of 2002. (Note 7)
/4/ The WV Alliance was consolidated into operations effective February 13, 2001 in connection with the Company increasing its common ownership interest from 45% to 78%. (Note 5)
/5/ The Company sold all of its holdings in Illuminet Holdings, Inc., recognizing a pre-tax gain of $23.0 million ($14.3 million after-tax or $.86 per share) and sold certain excess PCS licenses, recognizing a pre-tax gain of $8.6 million ($5.3 million after-tax or $.32 per share). (Notes 7 and 12)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth certain information, as of March 18, 2003, with respect to the executive officers and directors of the Company. All officers and directors hold office until their respective successors are elected and qualified or until their earlier resignation or removal.

Name                                                 Office                                      Age
-----------------------    -----------------------------------------------------               ------
J. S. Quarforth            Chief Executive Officer and Director                                   48
J. A. Layman               President and Chairman of the Board                                    51
C. A. Rosberg              Executive Vice President and Chief Operating Officer and Director      50
W. C. Catlett              Senior Vice President-Corporate Development                            43
D. R. Maccarelli           Senior Vice President-Wireline Engineering and Operations              50
M. McDermott               Senior Vice President-Legal and Regulatory Affairs                     48
M. B. Moneymaker           Senior Vice President and Chief Financial Officer, Treasurer and       45
                           Secretary
D. M. Persing              Senior Vice President                                                  51
William W. Gibbs, V        Director                                                               62
A. William Hamill          Director                                                               55
John B. Mitchell, Sr.      Director                                                               62
John B. Williamson, III    Director                                                               48

            Mr. Quarforth became Chief Executive Officer of NTELOS and its subsidiaries in May 1999 and has been a director since 1987. From May 1990 to May 1999, Mr. Quarforth served as President and Chief Executive Officer and served as Chairman of the Board from May 1999 to February 13, 2001. Mr. Quarforth is also a director of Virginia Financial Group, Inc. Staunton, Virginia.

            Mr. Layman became President and Chairman of the Board of NTELOS on February 13, 2001, when our merger with R&B Communications became effective. Prior to our merger with R&B Communications, Mr. Layman was Chief Executive Officer and a director of R&B Communications. Mr. Layman serves as a director for RGC Resources, Inc., MPHASE Technologies, Inc. and the Bank of Fincastle.

            Mr. Rosberg became Executive Vice President and Chief Operating Officer of NTELOS in February 2001 and has been a director since 1992. From May 1, 1999 to February 13, 2001, when our merger with R&B Communications became effective, Mr. Rosberg served as President and Chief Operating Officer. From May 1, 1990 to May 1, 1999, he served as Senior Vice President.

            Mr. Catlett became Senior Vice President - Corporate Development in May 2000. From May 1997 to April 2000, he served as Vice President - Strategy and Business Development and from January 1994 to April 1997 as Director of Business Development. From April 1992 until January 1994, he served as Planning and Regulatory Manager and from May 1990 until April 1992 as Revenue Requirements Manager.

            Mr. Maccarelli became Senior Vice President - Wireline Engineering and Operations in May 2002. From February 2001 to May 2002, he served as Senior Vice President and Chief Technology Officer and from January 1994 to February 2001 he served as Senior Vice President. From January 1993 to December 1993, he served as Vice President - Network Services. From June 1974 to December 1992, he held numerous leadership positions with Bell Atlantic. These positions encompassed operations, engineering, regulatory and business development.

            Ms. McDermott became Senior Vice President of Legal and Regulatory Affairs on August 31, 2001. From March 2000 to August 3, 2001, she served as Senior Vice President and General Counsel of Pathnet Telecommunications, Inc. On April 2, 2001, Pathnet Telecommunications, Inc. filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. From April 1998 to March 2000, she served as Senior Vice President/Chief of Staff for Government Relations for the Personal Communications Industry Association. From May 1994 to April 1998, she served as Vice President - Legal and Regulatory Affairs for the United States Telecom Association.

            Mr. Moneymaker became Senior Vice President and Chief Financial Officer, Treasurer and Secretary in May 2000. From May 1999 to April 2000, he served as Vice President and Chief Financial Officer, Treasurer and Secretary. From May 1998 to April 1999, he served as Vice President and Chief Financial Officer. From October 1995 to April 1998, he served as Vice President of Finance. Previously, he was a Senior Manager for Ernst and Young from October 1989 until October 1995.

            Ms. Persing became Senior Vice President in April 2000. From May 1998 to April 2000, she served as Vice President - Human Resources. From December 1995 to March 1998, she was employed by PrimeCo Personal Communications as Vice President of Customer Care. From June 1974 to January 1994, she held numerous leadership positions with AT&T. These positions encompassed customer care, directory assistance, human resources, network engineering, software development and large project management. From August 1994 to November 1995, she served as operations manager for NTELOS' directory assistance operation.

            Mr. Gibbs became a director of NTELOS in 1977. Mr. Gibbs is President of Comprehensive Computer Consultants, Staunton, Virginia.

            Mr. Hamill became a director of NTELOS in January 2001. Mr. Hamill is President of H3 Companies LLC, an investments and advisory firm. From 1999 until May 2001, he served as Executive Vice President and Chief Financial Officer of United Dominion Realty Trust Inc., Richmond, Virginia. Prior to joining United Dominion, Mr. Hamill served as Executive Vice President and Chief Financial Officer of Union Camp Corporation, Wayne, New Jersey, from June 1996 to April 1999 and was previously a managing director of Corporate Finance with Morgan Stanley & Co. Incorporated, New York. Mr. Hamill is a director of SOLA International Inc.

            Mr. Mitchell became a director of NTELOS in 1989. Mr. Mitchell is President and Chairman of the Board of Hammond-Mitchell, Inc., a construction contractor in Covington, Virginia.

            Mr. Williamson became a director of NTELOS on February 13, 2001. Mr. Williamson is Chairman of the Board, President and Chief Executive Officer of RGC Resources, Inc., Roanoke, Virginia. He has served as Chairman since January 2002 and as President and Chief Executive Officer since February 1998. Prior to that time, Mr. Williamson was Vice President of RGC Resources. Mr. Williamson was a director of R&B Communications before our merger with R&B Communications.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on a review of the forms and written representations received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that during 2002 our directors and executive officers complied with all applicable Section 16 filing requirements with the exception of Mr. Gibbs, who did not timely file a Form 4 with respect to a transaction on February 20, 2002 involving the sale of 4,000 shares.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

            The following tables set forth information as to compensation paid to the chief executive officer and the next four most highly compensated executive officers of the Company, the named executive officers, for 2002, with comparisons to 2001 and 2000 information, as well as information as to option grants and exercises:

                                                                          LONG TERM
                                                                         COMPENSATION
                                                                         ------------
                                               ANNUAL COMPENSATION          AWARDS
-------------------------------------------------------------------------------------------------------
   Name and                                                                 Options/      All Other
Principal Position                      Year     Salary      Bonus(1)         SARs      Compensation(2)
-----------------------------------   ------   ---------    ---------    ------------   ---------------
James S. Quarforth                      2002   $ 362,447           --          84,000   $        11,866
Chief Executive Officer                 2001     330,836      123,865          39,730            21,406
                                        2000     296,700      225,022          51,700            14,283
J. Allen Layman(3)                      2002     299,031           --          46,000            56,470
President and                           2001     269,069    1,084,200          52,850             4,097
Chairman of the Board

Carl A. Rosberg                         2002     242,824           --          38,000             3,991
Executive Vice President and            2001     222,296       60,000          17,730            12,160
Chief Operating Officer                 2000     201,500       83,748          21,675            10,015

Michael B. Moneymaker                   2002     189,165           --          24,000             3,666
Senior Vice President,                  2001     170,553       48,350           9,740             9,747
Chief Financial Officer,                2000     146,250       80,620          15,925             6,992
Treasurer and Secretary

Mary McDermott(4)                       2002     170,666           --          18,000             5,222
Senior Vice President                   2001      50,894       11,500          10,000               212
Legal and Regulatory Affairs

(1) Based on 2002 Company operating performance objectives, NTELOS' board of directors approved payment of bonuses under the Company's 2002 management incentive plan in December 2003, subject to the Company's emergence from bankruptcy and Court approval. In light of the Cases, the board of directors has determined not to approve such bonuses for the Company's officers. Based on 2001 Company performance objectives, each of the executive officers is eligible to receive a bonus for 2001. NTELOS' board of directors, in its discretion, has elected to defer such bonuses until such time as the Company emerges from bankruptcy, subject to Court approval.

(2) In 2002, we made contributions to the savings plan of $4,041 for James S. Quarforth, $4,084 for J. Allen Layman, $2,377 for Carl A. Rosberg, $2,115 for Michael B. Moneymaker, and $4,035 for Mary McDermott. Contributions were also made to the deferred compensation plan of $5,570 for James S. Quarforth, $3,713 for J. Allen Layman, $568 for Michael B. Moneymaker, and $261 for Mary McDermott. In addition, we made the group life insurance premium payments of $1,044 for James S. Quarforth, $1,023 for J. Allen Layman, $832 for Carl A. Rosberg, $647 for Michael B. Moneymaker, and $585 for Mary McDermott and accidental death and dismemberment payments of $72 for James S. Quarforth, $88 for J. Allen Layman, $72 for Carl A. Rosberg, $53 for Michael B. Moneymaker and $50 for Mary McDermott. In addition, we made additional life insurance premium payments of $1,139 for James S. Quarforth, $47,562 for J. Allen Layman, $710 for Carl A. Rosberg, $279 for Michael B. Moneymaker, and $291 for Mary McDermott.

            In 2001, we made contributions to the savings plan of $4,829 for James S. Quarforth, $6,120 for Carl A. Rosberg, and $2,518 for Michael B. Moneymaker. Contributions were also made to the deferred compensation plan of $15,461 for James S. Quarforth, $3,269 for J. Allen Layman, $5,261 for Carl A. Rosberg, $6,662, and for Michael B. Moneymaker. In addition, we made the group life insurance premium payments of $1,044 for James S. Quarforth, $767 for J. Allen Layman, $717 for Carl A. Rosberg, $522 for Michael B. Moneymaker, and $195 for Mary McDermott and accidental death and dismemberment payments of $72 for James S. Quarforth, $61 for J. Allen Layman, $62 for Carl A. Rosberg, $45 for Michael B. Moneymaker and $17 for Mary McDermott.

            In 2000, we made contributions to the savings plan of $5,414 for James S. Quarforth, $6,120 for Carl A. Rosberg, and $2,417 for Michael B. Moneymaker. Contributions were also made to the deferred compensation plan of $7,777 for James S. Quarforth, $2,869 for Carl A. Rosberg, and $3,837 for Michael B. Moneymaker. In addition, we made the group life insurance premium payments of $1,032 for James S. Quarforth, $970 for Carl A. Rosberg, and $697 for Michael B. Moneymaker and accidental death and dismemberment payments of $60 for James S. Quarforth, $56 for Carl A. Rosberg, $41 and for Michael B. Moneymaker.

(3) Mr. Layman became an officer of NTELOS effective as of February 13, 2001, in connection with our merger with R&B Communications, Inc. Mr. Layman's employment agreement, effective as of the merger closing, provided that he would receive a signing bonus of $1,000,000.

(4) Ms. McDermott became an officer of NTELOS effective as of August 31, 2001.

OPTION/SAR GRANTS TABLE

        OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                  Potential Realizable Value At
                                                                                  Assumed Rates of Stock Price
                                             Individual Grants                    Appreciation For Option Term
                          ---------------------------------------------------   -------------------------------
                                        % of Total
                           Options/    Options/SARs    Exercise
                             SARs       Granted to     or Base
                          Granted(1)   Employees in     Price     Expiration
          Name             (Shares)     Fiscal Year   per Share      Date            5%(2)             10%(2)
-----------------------   ----------   ------------   ---------   -----------     -----------       -----------
James S. Quarforth            42,000           16.1%     4.3400     2/26/2012     $   114,660       $   290,640
                              42,000                     2.6600      5/1/2012          70,140           178,080

J. Allen Layman               23,000            8.8%     4.3400     2/26/2012          62,790           159,160
                              23,000                     2.6600      5/1/2012          38,410            97,520

Carl A. Rosberg               19,000            7.3%     4.3400     2/26/2012          51,870           131,480
                              19,000                     2.6600      5/1/2012          31,730            80,560

Michael B. Moneymaker         12,000            4.6%     4.3400     2/26/2012          32,760            83,040
                              12,000                     2.6600      5/1/2012          20,040            50,880

Mary McDermott                 9,000            3.4%     4.3400     2/26/2012          24,570            62,280
                               9,000                     2.6600      5/1/2012          15,030            38,160

(1)   No SARs were granted in tandem with stock options.
(2) In order to realize the potential value set forth, the price per share of our common stock would be $7.07 and $11.26, respectively, at the end of the ten-year option term for options granted February 26, 2002. The price per share of our common stock would be $4.33 and $6.90, respectively, at the end of the ten-year option term for options granted May 1, 2002.

OPTION/SAR EXERCISES AND YEAR END VALUE TABLE

      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR
                              END OPTION/SAR VALUE

                                                                                      Value of Unexercised
                                                              Number of Securities        In-The-Money
                                                             Underlying Unexercised       Options/SARS
                                                             Options/SARS at Fiscal    at Fiscal Year End
                               Shares Acquired     Value     Year End Exercisable/        Exercisable/
             Name                on Exercise     Realized        Unexercisable            Unexercisable
----------------------------   ---------------   ---------   -------------------      --------------------
James S. Quarforth                  0            $    0         152,033   144,797         $  0       $  0
J. Allen Layman                     0                 0          13,212    85,638            0          0
Carl A. Rosberg                     0                 0          77,108    64,797            0          0
Michael B. Moneymaker               0                 0          42,610    38,805            0          0
Mary McDermott                      0                 0           2,500    25,500            0          0

            The closing price on December 31, 2002 was $0.37 and was used in calculating the value of unexercised options.

PENSION PLAN/DEFINED BENEFIT PLAN DISCLOSURE

            The following table reflects the estimated aggregate retirement benefits to which certain of our executive officers, including each of the named executive officers in the Summary Compensation Table, are expected to be entitled under the provisions of our non-contributory, funded employee retirement plan and the executive supplemental retirement plan (the "Plans"). The table illustrates the amount of aggregate annual retirement benefits payable under the Plans for an executive retiring in 2002 at age 65 computed on a straight life annuity. The amount of benefit assumes that the executive has completed a minimum of 15 years of service. The supplemental benefit amount will not be paid for service of less than 7 years. Additional aggregate benefits are not earned for service in addition to 35 years. Amounts listed will be reduced by social security benefits and offset by employer 401(k) contributions.

                     Annual Retirement Benefits Payable for
                           Respective Years of Service

       Average
       Annual
    Compensation           15 years          20 years          25 years         30 years         35 years
    ------------           --------          --------          --------         --------         --------
      $ 200,000           $ 100,000         $ 115,000         $ 130,000        $ 145,000        $ 160,000
        275,000             137,500           158,125           178,750          199,375          220,000
        350,000             175,000           201,250           227,500          253,750          280,000
        425,000             212,500           244,375           276,250          308,125          340,000
        500,000             250,000           287,500           325,000          362,500          400,000
        575,000             287,500           330,625           373,750          416,875          460,000
        650,000             325,000           373,750           422,500          471,250          520,000

            The number of credited years of service for James S. Quarforth, J. Allen Layman, Carl A. Rosberg, Michael B. Moneymaker, and Mary McDermott is 23 years, 2 years, 14 years, 7 years and 1 year, respectively.

DIRECTOR COMPENSATION

            In 2002, non-employee directors received a monthly retainer fee of $1,900, $1,000 of which is payable in options for common stock pursuant to the Non-Employee Directors' Stock Plan. Upon election by December 15 of the preceding year, non-employee directors may elect to receive all, or a portion of the remaining $900 monthly retainer fee in options for our common stock pursuant to our Non-Employees Directors' Stock Plan. Commencing January 1, 2001, non-employee directors received a fee of $875 for each board meeting attended.

EMPLOYEE ARRANGEMENTS

            We have entered into employment agreements with our named executive officers, James S. Quarforth, J. Allen Layman, Carl A. Rosberg, Michael B. Moneymaker and Mary McDermott. Each was approved by the non-employee members of the board of directors.

            Messrs. Quarforth, Rosberg and Moneymaker and Ms. McDermott entered into employment agreements with us in December 2001. Mr. Layman entered into his employment agreement effective as of the closing of our merger with R&B Communications, Inc., on February 13, 2001. The term of the employment agreement with Mr. Quarforth is 36 months, with Mr. Layman is 60 months, with Mr. Rosberg is 30 months, and with each of Mr. Moneymaker and Ms. McDermott is 24 months.

            In addition to base salary and annual incentive bonuses, the executives are entitled to participate in our long-term stock-based incentive compensation program and all other employee benefit plans, including our executive supplemental retirement plan.

            NTELOS may terminate the executive's employment agreement for continued disability or, upon written notice, for cause. The executive may terminate the agreement, upon prior written notice, for good reason. "Cause" generally means any of the following: gross or willful misconduct; willful and repeated failure to comply with the lawful directives of the board of directors; any criminal act or act of dishonesty or fraud that has a material adverse impact on the Company or its subsidiaries or any fraud, dishonesty or misappropriation involving the Company or its subsidiaries; material breach of the terms of any confidentiality, non-competition, non-solicitation or employment agreement with the Company; acts of malfeasance or negligence; material failure to perform the duties and responsibilities of his or her position; grossly negligent conduct; or activities materially damaging the Company or its subsidiaries. "Good reason" generally means any of the following: base salary or target incentive payments are reduced; responsibilities are diminished; relocation of more than 50 miles (25 miles with respect to Mr. Layman) is required; deferred compensation is withheld; benefits diminish following a change of control; directed by the board of directors or an officer to engage in conduct that is illegal; material breach of the Company's obligations under the agreement; or, with respect to Mr. Layman, any purported termination that does not satisfy the requirements of the agreement; or, with respect to Messrs. Quarforth, Rosberg and Moneymaker and Ms. McDermott, failure to increase the executive's compensation consistent with performance ratings.

            If any of Messrs. Quarforth, Rosberg or Moneymaker or Ms. McDermott is terminated, other than for cause, or if any one of them terminates the agreement for good reason, he or she is entitled to (1) base salary for a period of time thereafter equal to the term of his or her employment agreement, and (2) target incentive payments for the same period and standard termination payments.

            The agreements with Messrs. Quarforth, Rosberg and Moneymaker and Ms. McDermott provide for certain benefits if we have a change in control during the term of the agreement followed by (1) termination of the executive's employment without cause, or (2) resignation of the executive for good reason (even if such termination or resignation occurs after the term of the agreement). If Messrs. Quarforth, Rosberg or Moneymaker or Ms. McDermott is terminated within 30 months (36 months with respect to Mr. Quarforth) of a change in control, he or she will receive severance benefits, including three years' base salary and target incentive payments. Any severance pay due to the executive will be paid in a lump sum on a net present value basis. In addition, the employment agreements with Messrs. Quarforth, Rosberg and Moneymaker and Ms. McDermott provide that we will pay additional amounts to the executive to compensate him or her for excise taxes and penalties imposed on the severance pay.

            If Mr. Layman is terminated, other than for cause, or if Mr. Layman terminates the agreement for good reason, Mr. Layman is entitled to (1) an amount equal to the base salary he would have been entitled to receive for the period between his termination and the end of the term of the agreement, and (2) the standard termination payments and pro rata incentive payments for the fiscal year in which the termination occurs. Upon a change in control, if Mr. Layman's employment is terminated by us without cause or by Mr. Layman with good reason, he will only be entitled to the compensation and benefits set forth in the management continuity agreement described below.

            Mr. Layman's management continuity agreement provides for certain benefits if we have a change of control followed by (1) his termination without cause prior to the fifth anniversary of the change of control date, or (2) his resignation for good reason prior to the fifth anniversary of the change of control date. If Mr. Layman is terminated within 24 months of a change in control, he will receive severance benefits equal to the greater of (1) the amount he would be entitled to under his employment agreement if it is in effect immediately prior to his termination, (2) two year's compensation or (3) the severance benefit available to employees of the Company who are similarly situated to Mr. Layman on the termination date. This agreement is for a term ending on February 13, 2006.

            The agreements with Messrs. Quarforth, Layman, Rosberg and Moneymaker and Ms. McDermott provide that during the term of the agreement and for a period of 24 months (60 months with respect to Mr. Layman) after his or her employment with the Company ends, the executive will not compete, directly or indirectly, with the Company. In addition, pursuant to non-solicitation provisions, the executive may not solicit certain current and former employees during the term of their agreements and for 24 months (60 months with respect to Mr. Layman) thereafter. Following the end of Mr. Layman's agreement and as long as he is not in violation of these non-competition and non-solicitation provisions, we will pay him $250,000 annually, with adjustments for an increase in the Consumer Price Index, for 60 months.

            Our Executive Supplemental Retirement Plan provides that participation in the plan may not be rescinded by the Company so long as the participant remains employed with the Company. The definition of change of control provides that any payment required under the plan following a change of control be paid in a lump sum in cash on an actuarial basis. As amended, "change of control" generally means (i) any person or entity, acquires direct or indirect ownership of more than 30% of the combined voting power of NTELOS, except Welsh, Carson, Anderson & Stowe may own up to 40% of the then outstanding securities or up to 37.5 % of the voting securities (provided that it is in compliance with the amended and restated shareholders agreement); (ii) during any period of two consecutive years, individuals who constitute the board of directors, and any new director whose election was approved by a majority of the directors who either (a) were directors at the beginning of the period or (b) were so elected, cease for any reason to constitute at least a majority of the board of directors; (iii) our shareholders approve a merger or consolidation with another entity and the merger or consolidation is consummated, other than (a) a merger or consolidation where our voting securities outstanding immediately prior to the merger or consolidation continue to represent 50% of the combined voting power of the surviving entity or (b) a merger or consolidation effected to recapitalize the Company where no person acquires more than 30% of the combined voting power of our then outstanding securities; (iv) our shareholders approve a plan of complete liquidation or an agreement for the sale of all or substantially all of our assets and such liquidation or sale is consummated; or (v) the sale or disposition of all or substantially all of the assets of one or more of our material lines of business (with respect to participants who are employed in such material line of business and whose employment is terminated by the Company or the acquiror prior to the third anniversary of the sale or who terminates for good reason prior to the third anniversary).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            No member of the Compensation Committee of the Board was, during the 2002 fiscal year, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries.

            During the Company's 2002 fiscal year, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on any of such committees, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table presents information, as of March 18, 2003, regarding the beneficial ownership of our common stock by:

            . each person known to us to be a beneficial owner of five percent or more of our common stock;

            .       each director;

            .       each executive officer; and

            .       all directors and executive officers as a group.

            Under Securities and Exchange Commission rules, beneficial ownership of our common stock includes any shares as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of an option, warrant, right of conversion of a security or otherwise.

Unless otherwise indicated in the footnotes to this table, each of the beneficial owners named in the table has sole voting and investment power with respect to their shares of our common stock. Unless otherwise noted, the address for each of our directors and executive officers is c/o NTELOS Inc., 401 Spring Lane, Suite 300, Waynesboro, Virginia 22980. As of April 7, 2003, we had 17,780,248 shares of common stock outstanding, and 17,697,996 common shares outstanding and entitled to vote. Our Series B and Series C preferred stock also votes with our common stock on an as-converted basis. Accordingly, for purposes of calculating the percentage of total voting power below, we have included in the number of outstanding shares of common stock the shares of common stock outstanding and entitled to vote and a total of 6,855,258 shares, on an as-converted basis, of our Series B and Series C preferred stock.

                                                                 Number of Shares        Percentage of
Name and Address of Beneficial Owner                          Beneficially Owned (1)   Total Voting Power
------------------------------------                          ----------------------   ------------------
Welsh, Carson, Anderson & Stowe (2)                                  6,463,796               26.3%
William W. Gibbs, V (3)                                                160,165                 *
A. William Hamill (4)                                                   10,504                 *
J. Allen Layman (5)                                                    792,057                3.2%
John B. Mitchell, Sr. (6)                                               16,726                 *
James S. Quarforth (7)                                                 245,820                 *
Carl A. Rosberg (8)                                                    130,791                 *
John B. Williamson, III (9)                                              8,865                 *
Warren C. Catlett (10)                                                  41,578                 *
David R. Maccarelli (11)                                                73,066                 *
Mary McDermott (12)                                                      4,750                 *
Michael B. Moneymaker (13)                                              82,627                 *
Don Marie Persing (14)                                                  35,079                 *
All directors and executive officers as a group (12 persons)         1,602,028                6.5%

* Less than one percent

      (1) Includes shares held by spouses, children, trusts, and companies in which the director or officer owns a controlling interest and over which the director or officer has voting and investment power.
      (2) Welsh, Carson, Anderson & Stowe has the power to vote 24.4% of the votes entitled to be cast, voting on an as-converted basis. Welsh, Carson, Anderson & Stowe IX, L.P. each own 2,963,334 shares beneficially and of record. These shares include 237,128 shares owned beneficially and of record by individuals who are members of the limited liability company that serves as the sole general partner of Welsh, Carson, Anderson & Stowe VIII, L.P. and Welsh, Carson, Anderson & Stowe IX, L.P., including individuals employed by its investment advisor. Each of Welsh, Carson, Anderson & Stowe VIII L.P. and Welsh, Carson, Anderson & Stowe IX, L.P. disclaim beneficial ownership of all shares except to the extent owned of record by them. The address for Welsh, Carson, Anderson & Stowe VIII, L.P. and Welsh, Carson, Anderson & Stowe IX, L.P. is 320 Park Avenue, Suite 2500, New York, New York 10022. These shares also include 300,000 shares which WCAS Capital Partners III, L.P. has the right to acquire through the exercise of warrants.
      (3) Includes 4,406 shares that Mr. Gibbs has the right to acquire through the exercise of stock options.
      (4) Includes 6,504 shares that Mr. Hamill has the right to acquire through the exercise of stock options.
      (5) Includes 29,203 shares that Mr. Layman has the right to acquire through the exercise of stock options.
      (6) Includes 6,306 shares that Mr. Mitchell has the right to acquire through the exercise of stock options.
      (7) Includes 187,071 shares that Mr. Quarforth has the right to acquire through the exercise of stock options.
      (8) Includes 92,883 shares that Mr. Rosberg has the right to acquire through the exercise of stock options.
      (9) Includes 5,876 shares that Mr. Williamson has the right to acquire through the exercise of stock options.
      (10) Includes 38,900 shares that Mr. Catlett has the right to acquire through the exercise of stock options.
      (11) Includes 66,150 shares that Mr. Maccarelli has the right to acquire through the exercise of stock options.
      (12) Includes 4,750 shares that Ms. McDermott has the right to acquire through the exercise of stock options.
      (13) Includes 51,724 shares that Mr. Moneymaker has the right to acquire through the exercise of stock options.
      (14) Includes 30,835 shares that Ms. Persing has the right to acquire through the exercise of stock options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

            The following table provides information as of December 31, 2002 regarding shares of our common stock that may be issued under our existing equity compensation plans.

                                           EQUITY COMPENSATION PLAN INFORMATION

                                                  A                               B                               C
                                     ----------------------------------------------------------------------------------------------
                                                                                                          Number of securities
                                                                                                     remaining available for future
                                         Number of securities                                                issuance under
                                            to be issued                    Weighted-average            equity compensation plans
                                     upon exercise of outstanding    exercise price of outstanding        (excluding securities
                                     options, warrants and rights    options, warrants and rights       reflected in column (A))
                                     ----------------------------    ----------------------------       ------------------------
Equity compensation plans approved
 by security holders..........                1,569,916                     $    18.28                          1,117,249
Equity compensation plans not
 approved by security
 holders(1)...................                  581,650                             --                            258,350

(1) All regular full-time employees of the Company and its subsidiaries are entitled to participate in the Amended and Restated Employee Stock Purchase Plan ("ESPP"). To participate, employees must deliver an executed subscription agreement no later than 10 calendar days prior to the last business day of the month. Purchases are made under the ESPP on the last trading day of the month. The purchase price for shares purchased directly from the Company is 10% less than the average of the high and low sales price on the issue date and, for shares purchased on the market or otherwise, 90% of the average of all shares purchased for the ESPP for the applicable period. Effective January 1, 2003, the NTELOS board of directors suspended participation in the ESPP until further notice.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In February 2001, we engaged in a merger whereby R&B Communications became a wholly-owned subsidiary. Effective May 2000, R&B Communications entered into a lease agreement with Layman Family, LLC. Under the terms of the agreement, R&B Communications leases a 34,000 square foot building from Layman Family, LLC for a term of 20 years at a rental rate of $15 per square foot. Mr. Layman, our President and a director, is the manager of Layman Family, LLC.

ITEM 14. CONTROLS AND PROCEDURES

(a)         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date ("Evaluation Date") within 90 days before the filing of this annual report on Form 10-K, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)         CHANGE IN INTERNAL CONTROLS

            There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         (1)     FINANCIAL STATEMENTS

            The following financial statements of NTELOS Inc. are set forth in
            Part II, Item 8 of this Form 10-K:

            Consolidated Balance Sheets at December 31, 2002 and 2001.

            Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

            Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

            Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000.

            Notes to Consolidated Financial Statements.

            Reports of Independent Auditors.

            (2)     FINANCIAL STATEMENT SCHEDULES

            (A) Financial information of subsidiaries not consolidated and 50 percent or less owned entities.

            None.

            (B) The following financial statement schedule is included herein by reference as Exhibit 99.1 of this Form 10-K:

            Schedule II, Valuation and Qualifying Accounts

(3)         EXHIBITS

Exhibit No.    Description
-----------    -----------------------------------------------------------------

   3.1 Amended and Restated Articles of Incorporation effective as of December 4, 2000 (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit 3.1, for the year ended December 31, 2000).

   3.2* Amended and Restated Bylaws effective as of February 13, 2001, including amendments through February 25, 2003.

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

   4.10.1 Modification, dated November 8, 2002, to the Amended and Restated Shareholders Agreement, dated October 23, 2000, between NTELOS Inc. and Welsh, Carson, Anderson & Stowe VIII, L.P. and Welsh, Carson, Anderson & Stowe IX, L.P., and other persons listed on the signature page (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 99.1, dated November 6, 2002).

   4.11 Subscription Agreement, dated as of April 10, 2003, among NTELOS Inc., debtor in possession, and the participating senior noteholders identified therein (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 99.2, dated April 10, 2003).

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

   10.1.2 Amendment No. 2 dated November 14, 2001, to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit 10.1.2, for the year ended December 31, 2000).

   10.1.3 Amendment No. 3 dated March 6, 2002 to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 10.1, dated March 7, 2002).

   10.1.4 Amendment No. 4 and Waiver No. 1 dated November 29, 2002 to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 10.1, dated November 29, 2002).

   10.1.5* Amendment No. 5 dated January 14, 2003 to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto.

   10.1.6* Amendment No. 6 dated February 28, 2003 to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Wachovia Bank, National Association (successor to Morgan Stanley & Co. Incorporated), as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto.

   10.2* Revolving Credit and Guaranty Agreement, dated March 6, 2003, between NTELOS Inc., debtor-in-possession, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, Wachovia Securities Inc. and the Subsidiary Guarantors thereunder.

   10.3 Form of Employment Agreement with executive officers of NTELOS Inc. (incorporated by reference to Form 10-K of NTELOS Inc.,
               Exhibit 10.2, for the year ended December 31, 2001).

   10.4 Employment Agreement with J. Allen Layman, effective February 13, 2001 (incorporated by reference to Form 10-K of NTELOS Inc.,
               Exhibit 10.8, for the year ended December 31, 2000).

   10.5 Management Continuity Agreement between J. Allen Layman and NTELOS Inc. (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit 10.7, for the year ended December 31, 2000).

   10.6        Form of Incentive Stock Option Agreement with NTELOS Inc.
               (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit
               10.5 for the year ended December 31, 2001).

   10.7 Amendment to Executive Supplemental Retirement Plan (incorporated by reference to Form

               10-K of NTELOS Inc., Exhibit 10.6, for the year ended December 31, 2001).

   10.8 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Form S-8 of NTELOS Inc., Exhibit 4.1, dated September 30, 2002).

   10.9 Plan Support Agreement, dated as of April 10, 2003, between NTELOS Inc., debtor-in-possession, and the Supporting Lenders identified therein (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 99.1, dated April 10, 2003).

   21.1*       Subsidiaries of NTELOS Inc.

   23.1*       Consent of Ernst & Young LLP

   23.2*       Consent of McGladrey & Pullen, LLP

   99.1*       Financial Statement Schedule

   99.2* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

         ----------
          * filed herewith.

(b)         Reports on Form 8-K.

            On November 8, 2002, NTELOS filed a Current Report on Form 8-K attaching a press release announcing that it engaged UBS Warburg as its financial advisor to analyze its business plan for 2003 and beyond and to address its capital structure. NTELOS also announced that it entered into a Modification, dated November 8, 2002, to the Amended and Restated Shareholders Agreement, dated October 23, 2000, which was filed as an attachment thereto.

            On November 12, 2002, NTELOS filed a Current Report on Form 8-K updating its guidance for the year 2002.

            On November 29, 2002, NTELOS filed a Current Report on Form 8-K attaching Amendment No. 4 and Waiver No. 1 to the $325 million Credit Agreement, dated as of July 26, 2000, as amended.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in City of Waynesboro, Commonwealth of Virginia, on April 14, 2003.


                                        NTELOS Inc.
                                        a Virginia corporation
                                        (Registrant)

                                        By: /s/ James S. Quarforth
                                            ------------------------------------
                                            James S. Quarforth
                                            Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                             TITLE                        DATE
-------------------------------   ------------------------------------   --------------
/s/ James S. Quarforth            Chief Executive Officer and Director   April 14, 2003
-------------------------------   (Principal Executive Officer)
James S. Quarforth

/s/ Michael B. Moneymaker         Chief Financial Officer                April 14, 2003
-------------------------------   (Principal Financial and Accounting
Michael B. Moneymaker             Officer)

/s/ William W. Gibbs, V           Director                               April 14, 2003
-------------------------------
William W. Gibbs, V

/s/ A. William Hamill             Director                               April 14, 2003
-------------------------------
A. William Hamill

/s/ J. Allen Layman               Director                               April 14, 2003
-------------------------------
J. Allen Layman

/s/ John B. Mitchell, Sr.         Director                               April 14, 2003
-------------------------------
John B. Mitchell, Sr.

/s/ Carl A. Rosberg               Director                               April 14, 2003
-------------------------------
Carl A. Rosberg

/s/ John B. Williamson, III       Director                               April 14, 2003
-------------------------------
John B. Williamson, III

            Certification of the Chief Executive Officer

            I, James S. Quarforth, certify that:

1.          I have reviewed this annual report on Form 10-K of NTELOS Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003                   By: /s/ James S. Quarforth
                                           -------------------------------------
                                            James S. Quarforth
                                            Chief Executive Officer

            Certification of the Chief Financial Officer

            I, Michael B. Moneymaker, certify that:

1.          I have reviewed this annual report on Form 10-K of NTELOS Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003                   By: /s/ Michael B. Moneymaker
                                           -------------------------------------
                                            Michael B. Moneymaker
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------------------------------------------------------------
   3.1         Amended and Restated Articles of Incorporation effective as of
               December 4, 2000 (incorporated by reference to Form 10-K of
               NTELOS Inc., Exhibit 3.1, for the year ended December 31, 2000).

   3.2* Amended and Restated Bylaws effective as of February 13, 2001, including amendments through February 25, 2003.

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

   4.10.1 Modification, dated November 8, 2002, to the Amended and Restated Shareholders Agreement, dated October 23, 2000, between NTELOS Inc. and Welsh, Carson, Anderson & Stowe VIII, L.P. and Welsh, Carson, Anderson & Stowe IX, L.P., and other persons listed on the signature page (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 99.1, dated November 6, 2002).

   4.11 Subscription Agreement, dated as of April 10, 2003, among NTELOS Inc., debtor in possession, and the participating senior noteholders identified therein (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 99.2, dated April 10, 2003).

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

   10.1.2 Amendment No. 2 dated November 14, 2001, to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit 10.1.2, for the year ended December 31, 2000).

   10.1.3 Amendment No. 3 dated March 6, 2002 to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 10.1, dated March 7, 2002).

   10.1.4 Amendment No. 4 and Waiver No. 1 dated November 29, 2002 to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 10.1, dated November 29, 2002).

   10.1.5* Amendment No. 5 dated January 14, 2003 to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Morgan Stanley & Co. Incorporated, as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto.

   10.1.6* Amendment No. 6 dated February 28, 2003 to the Credit Agreement, dated July 26, 2000, between NTELOS Inc., Wachovia Bank, National Association (successor to Morgan Stanley & Co. Incorporated), as Administrative Agent, the Subsidiary Guarantors and the other Agents and Lenders party thereto.

   10.2* Revolving Credit and Guaranty Agreement, dated March 6, 2003, between NTELOS Inc., debtor-in-possession, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, Wachovia Securities Inc. and the Subsidiary Guarantors thereunder.

   10.3 Form of Employment Agreement with executive officers of NTELOS Inc. (incorporated by reference to Form 10-K of NTELOS Inc.,
               Exhibit 10.2, for the year ended December 31, 2001).

   10.4 Employment Agreement with J. Allen Layman, effective February 13, 2001 (incorporated by reference to Form 10-K of NTELOS Inc.,
               Exhibit 10.8, for the year ended December 31, 2000).

   10.5 Management Continuity Agreement between J. Allen Layman and NTELOS Inc. (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit 10.7, for the year ended December 31, 2000).

   10.6        Form of Incentive Stock Option Agreement with NTELOS Inc.
               (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit
               10.5 for the year ended December 31, 2001).

   10.7 Amendment to Executive Supplemental Retirement Plan (incorporated by reference to Form 10-K of NTELOS Inc., Exhibit 10.6, for the year ended December 31, 2001).

   10.8 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Form S-8 of NTELOS Inc., Exhibit 4.1, dated September 30, 2002).

   10.9 Plan Support Agreement, dated as of April 10, 2003, between NTELOS Inc., debtor-in-possession, and the Supporting Lenders identified therein (incorporated by reference to Form 8-K of NTELOS Inc., Exhibit 99.1, dated April 10, 2003).

   21.1*       Subsidiaries of NTELOS Inc.

   23.1*       Consent of Ernst & Young LLP

   23.2*       Consent of McGladrey & Pullen, LLP

   99.1*       Financial Statement Schedule

   99.2* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

      ----------
       * filed herewith.