Form 10-Q
period 2003-03-31
NTELOS INC
filed 2003-05-15
CIK 829676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended      March 31, 2003        Commission File No.    0-16751
                     -----------------------                         ----------


                       NTELOS Inc. (Debtor-in-Possession)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                               54-1443350
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I R S employer
 incorporation or organization)                             identification no.)


P. O. Box 1990, Waynesboro, Virginia                        22980
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code         540-946-3500
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



Class    COMMON STOCK, NO PAR VALUE          Outstanding 5/14/03     17,780,248
         --------------------------


                                      NTELOS Inc. (Debtor-in-Possession)

                                                   I N D E X



                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I. FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets, March 31, 2003 and December
         31, 2002                                                                                        3-4


         Condensed Consolidated Statements of Operations, Three Months Ended
         March 31, 2003 and 2002                                                                          5


         Condensed Consolidated Statements of Cash Flows, Three Months Ended
         March 31, 2003 and 2002                                                                          6


         Condensed Consolidated Statements of Shareholders' Deficit, Three
         Months Ended March 31, 2003 and 2002                                                             7


         Notes to Condensed Consolidated Financial Statements                                           8-17


         Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Results of Operations                                                                          18-31

         Quantitative and Qualitative Disclosures about Market Risk                                      32

         Controls and Procedures                                                                         32

PART II. OTHER INFORMATION                                                                               33

SIGNATURES                                                                                               34

         Certifications Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act          35-36


                                                NTELOS Inc. (Debtor-in-Possession)

                                               Condensed Consolidated Balance Sheets

                                                                                       March 31, 2003            December 31,
(In thousands)                                                                           (Unaudited)                 2002
---------------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
  Cash and cash equivalents                                                       $            24,839       $           12,216
  Accounts receivable, net of allowance of $20,851 ($23,170 in 2002)                           33,013                   33,748
  Inventories and supplies                                                                      2,039                    2,588
  Other receivables and deposits                                                                3,049                    3,058
  Prepaid expenses and other                                                                    6,405                    3,557
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               69,345                   55,167
---------------------------------------------------------------------------------------------------------------------------------

Investments and Advances
  Securities and investments                                                                      533                      867
  Restricted investments                                                                        7,829                    7,829
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                8,362                    8,696
---------------------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
  Land and building                                                                            51,151                   51,026
  Network plant and equipment                                                                 450,315                  437,938
  Furniture, fixtures and other equipment                                                      65,177                   65,366
---------------------------------------------------------------------------------------------------------------------------------
     Total in service                                                                         566,643                  554,330
  Under construction                                                                           16,828                   15,722
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              583,471                  570,052

  Less accumulated depreciation                                                               153,315                  135,597
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              430,156                  434,455

---------------------------------------------------------------------------------------------------------------------------------

Other Assets
  Goodwill, net                                                                                86,016                   86,016
  Other intangibles, less accumulated amortization of $1,466 ($1,379 in 2002)                   1,793                    1,879
  Radio spectrum licenses in service                                                          107,234                  107,234
  Other radio spectrum licenses, net                                                            2,441                    2,572
  Radio spectrum licenses not in service                                                        7,107                    7,155
  Deferred charges                                                                              4,917                   18,563
  Deferred income taxes                                                                         7,485                    7,784
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              216,993                  231,203

---------------------------------------------------------------------------------------------------------------------------------

                                                                                  $           724,856       $          729,521
=================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                                NTELOS Inc. (Debtor-in-Possession)

                                               Condensed Consolidated Balance Sheets

(In thousands)                                                                           March 31, 2003             December 31,
                                                                                           (Unaudited)                  2002
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Deficit

Current Liabilities
   Current Liabilities Not Subject to Compromise
     Long-term debt in default and scheduled maturities                             $               2,371     $          623,762
     Deferred liabilities - interest rate swap agreements relating to debt in
        default                                                                                         -                 20,012
     Accounts payable                                                                               9,470                 22,350
     Advance billings and customer deposits                                                        11,380                 13,013
     Accrued payroll                                                                                1,620                  6,160
     Accrued interest                                                                                 459                 19,131
     Deferred revenue                                                                               1,106                  4,455
     Income tax payable                                                                               106                     50
     Other accrued liabilities                                                                      1,877                  5,177
------------------------------------------------------------------------------------------------------------------------------------
       Total Current Liabilities Not Subject to Compromise                                         28,389                714,110

   Current Liabilities Subject to Compromise                                                      722,417                      -
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  750,806                714,110
------------------------------------------------------------------------------------------------------------------------------------

Long-term Liabilities
   Long-term Liabilities Not Subject to Compromise
     Long-term debt                                                                                11,958                 18,960
     Other long-term liabilities
       Retirement benefits                                                                            287                 25,542
       Long-term deferred liabilities                                                              21,473                 26,899
------------------------------------------------------------------------------------------------------------------------------------
          Total Long-term Liabilities Not Subject to Compromise                                    33,718                 71,401
   Long-term Liabilities Subject to Compromise                                                     40,916                      -
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   74,634                 71,401
------------------------------------------------------------------------------------------------------------------------------------

Minority Interests                                                                                    503                    523
------------------------------------------------------------------------------------------------------------------------------------


Redeemable Convertible Preferred Stock Not Subject to Compromise                                        -                286,164
Redeemable Convertible Preferred Stock Subject to Compromise                                      298,246                      -

Commitments and Contingencies

Shareholders' Deficit
   Preferred stock, no par value per share, authorized 1,000
      shares; none issued                                                                              -                       -
   Common stock, no par value per share, authorized 75,000 shares; issued 17,780
     shares (17,780 in 2002)                                                                      182,380                182,380
   Stock warrants                                                                                  22,874                 22,874
   Accumulated deficit                                                                           (589,673)              (532,565)
   Accumulated other comprehensive loss                                                           (14,914)               (15,366)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (399,333)              (342,677)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    $             724,856     $          729,521
====================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                           NTELOS Inc. (Debtor-in-Possession)

                                     Condensed Consolidated Statements of Operations
                                                       (Unaudited)

                                                                                          Three Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,         March 31,
(In thousands, except per share amounts)                                               2003               2002
-----------------------------------------------------------------------------------------------------------------------

Operating Revenues
  Wireless PCS                                                                    $       46,782    $        35,771
  Wireline communications                                                                 25,130             22,318
  Other communication services                                                             1,539              1,932
-----------------------------------------------------------------------------------------------------------------------

                                                                                          73,451             60,021
-----------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Cost of wireless sales (exclusive of items shown separately below)                      10,780             12,223
  Maintenance and support                                                                 15,689             16,891
  Depreciation and amortization                                                           17,911             23,095
  Accretion of asset retirement obligations                                                  152                 -
  Customer operations                                                                     18,065             15,771
  Corporate operations                                                                     5,665              5,854
  Operational and capital restructuring charges                                            2,427              1,267
-----------------------------------------------------------------------------------------------------------------------

                                                                                          70,689             75,101
-----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                                                    2,762            (15,080)

Other Income (Expenses)
  Gain on sale of assets                                                                      -               1,955
  Interest expense (contractual interest for the three months ended
     March 31, 2003  was $21,836)                                                        (15,285)           (19,004)
  Other expenses                                                                             (86)              (133)
  Reorganization items                                                                   (29,358)                -
-----------------------------------------------------------------------------------------------------------------------

                                                                                         (41,967)           (32,262)

Income Tax (Benefit)                                                                         326             (1,569)
-----------------------------------------------------------------------------------------------------------------------

                                                                                         (42,293)           (30,693)

Minority Interests in Losses of Subsidiaries                                                  21                 29
=======================================================================================================================

Loss before Cumulative Effect of an Accounting Change                                    (42,272)           (30,664)
Cumulative effect of an accounting change                                                  2,754                 -
=======================================================================================================================
Net Loss                                                                                 (45,026)           (30,664)
Dividend requirements on preferred stock (contractual preferred stock
     dividends for the three months ended March 31, 2003 were $5,367)                      3,757              5,019
Reorganization item - accretion of preferred stock                                         8,325                 -
-----------------------------------------------------------------------------------------------------------------------
Loss Applicable to Common Shares                                                  $      (57,108)   $       (35,683)
-----------------------------------------------------------------------------------------------------------------------

Per Common Share - Basic and Diluted:
     Loss applicable to common shares before cumulative effect of an
       accounting change                                                          $       (3.06)    $        (2.07)
     Cumulative effect of an accounting change                                              (.15)               -
-----------------------------------------------------------------------------------------------------------------------
        Loss Applicable to Common Shares                                          $        (3.21)   $         (2.07)

Average shares outstanding - basic and diluted                                            17,780             17,220
=======================================================================================================================


Pro forma amounts assuming the accounting change is applied retroactively:
-----------------------------------------------------------------------------------------------------------------------
Loss applicable to common shares                                                  $      (54,354)   $       (35,929)
Loss applicable to common shares (per share) - basic and diluted                  $        (3.06)   $         (2.09)

See Notes to Condensed Consolidated Financial Statements.


                                                NTELOS Inc. (Debtor-in-Possession)

                                          Condensed Consolidated Statements of Cash Flows
                                                            (Unaudited)
                                                                                              Three Months Ended
---------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                      March 31, 2003             March 31, 2002
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                       $            (45,026)      $            (30,664)
Cumulative effect of an accounting change                                                     2,754                         -
---------------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of an accounting change                                       (42,272)                   (30,664)

Adjustments to reconcile net income to net cash provided by operating activities:
   Non cash reorganization items                                                             28,066                         -
   Gain on sale of assets                                                                       -                       (1,955)
   Depreciation and amortization                                                             17,911                     23,095
   Accretion of asset retirement obligations                                                    152                         -
   Deferred taxes                                                                               -                       (1,820)
   Retirement benefits and other                                                                553                        784
   Net interest expense from restricted cash                                                    -                        9,100
   Accrued interest income on restricted cash                                                   -                         (102)
   Accretion of loan discount and origination fees                                              853                      1,072
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
   Decrease (increase) in accounts receivable                                                   735                     (1,597)
   Decrease in inventories and supplies                                                         549                      3,792
   (Increase) decrease in other current assets                                               (2,839)                     1,412
   Changes in income taxes                                                                       56                         68
   Increase in accounts payable                                                               5,944                      2,896
   Increase (decrease) in other current liabilities                                           6,097                       (142)
   Accrued interest expense on debt subject to compromise                                     8,612                         -
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    24,417                      5,939

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                         (11,377)                   (29,120)
Proceeds from sale of assets and other                                                          335                     10,606
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (11,042)                   (18,514)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                          -                     10,000
Additional payments under line of credit (net) and other debt instruments                      (752)                    (1,770)
Other                                                                                             -                     (1,034)
---------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                            (752)                     7,196
---------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                             12,623                     (5,379)
Cash and cash equivalents:
Beginning                                                                                    12,216                      7,293
---------------------------------------------------------------------------------------------------------------------------------

Ending                                                                         $             24,839       $              1,914
=================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                                NTELOS Inc. (Debtor-in-Possession)

                                    Condensed Consolidated Statements of Shareholders' Deficit
                                                            (Unaudited)

                                                                                                     Accumulated
                                                                                                        Other            Total
                                             Common Stock                             Accumulated   Comprehensive     Shareholders'
                                        Shares          Amount         Warrants         Deficit     (Loss) Income      (Deficit)
(In thousands)                                                                                                           Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                17,209    $    182,093    $     22,874    $    (23,201)   $     (8,200)   $    173,566
Comprehensive loss:
   Net loss                                                                              (30,664)
   Derivative gain, net of $735 of
     deferred tax benefit                                                                                  1,156
   Unrealized loss on securities
     available for sale, net of $212
     of deferred tax benefit                                                                                (333)
       Comprehensive loss                                                                                                (29,841)
Dividends on preferred shares                                                             (5,019)                         (5,019)
Common stock issuance                          4              58                                                              58
Shares issued through
   employee stock purchase
   plan                                       29             146                                                             146
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                   17,242    $    182,297    $     22,874    $    (58,884)   $     (7,377)   $    138,910
-----------------------------------------------------------------------------------------------------------------------------------





-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                17,780    $    182,380    $     22,874    $   (532,565)   $    (15,366)   $   (342,677)
Comprehensive loss:
   Loss before cumulative effect of an
     accounting change                                                                   (42,272)
   Cumulative effect of an accounting
     change                                                                               (2,754)
   Derivative gain, net of $299 of
     deferred taxes                                                                                          452
       Comprehensive loss                                                                                                (44,574)
Dividends on preferred shares
  (contractual preferred stock
  dividends for the three months ended
  March 31, 2003 were $5,367)                                                             (3,757)                         (3,757)
Reorganization item - accretion of
  preferred stock                                                                         (8,325)                         (8,325)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                   17,780    $    182,380    $     22,874    $   (589,673)   $    (14,914)   $   (399,333)
-----------------------------------------------------------------------------------------------------------------------------------

      See Notes to Condensed Consolidated Financial Statements.

                       NTELOS Inc. (Debtor-in-Possession)
              Notes to Condensed Consolidated Financial Statements

1.  ORGANIZATION

         Overview

        NTELOS Inc. (debtor-in-possession, hereafter referred to as "NTELOS" or the "Company") is an integrated communications provider that provides a broad range of products and services to businesses, telecommunication carriers and residential customers in Virginia and surrounding states.
        The Company's services include wireless digital personal communications services ("PCS"), local and long distance telephone services, dial-up
        Internet access, DSL (high-speed Internet access), paging, and wireline and wireless cable television.

        On March 4, 2003 (the "Petition Date"), the Company and certain of its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code
        (the "Bankruptcy Code") in the United States Bankruptcy Court for the
        Eastern District of Virginia (the "Bankruptcy Court"). By order of the
        Bankruptcy Court, the Debtors' respective cases are being jointly administered under the case number 03-32094 (the "Bankruptcy Case") for procedural purposes only. The Bankruptcy Case was commenced in order to implement a comprehensive financial restructuring of the Company. Total assets and liabilities for subsidiaries not included in the Bankruptcy filing were $1,103,000 and $4,000, respectively as of March 31, 2003.
        Additionally, revenues and operating loss for these subsidiaries for the quarter ended March 31, 2003 were $138,000 and $44,000, respectively.

        In the first half of 2002, the Company took a number of restructuring steps which reduced operating expenses and improved operating results, financial condition and cash flow. Despite the improved operating performance resulting from these measures and continued execution of the Company's business plan, the Company continued to require additional cash to fund its operating expenses, debt service and capital expenditures. In the latter half of 2002, the Company actively negotiated with its debtholders to develop a comprehensive financial restructuring plan. Despite its efforts, the Company was unable to reach an agreement with its debtholders on an out-of-court restructuring plan and, accordingly, on March 4, 2003, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code. For more information regarding the events and circumstances leading up to the Chapter 11 filing, please refer to Note 1 of the notes to the consolidated financial statements contained in Item 8 of the Company's Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

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

        In order to meet ongoing obligations during the reorganization process, the Company entered into a $35 million debtor-in-possession financing facility (the "DIP Financing Facility"), which was approved by final order of the Bankruptcy Court on March 24, 2003. As of April 11, 2003, the Company had satisfied all conditions for full access to the DIP
        Financing Facility.

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

        On April 10, 2003, the Company entered into a Plan Support Agreement
        (the "Plan Support Agreement") with a majority of the lenders under its Senior Credit Facility. The Plan Support Agreement provides that the lenders will agree to support a "Conforming Plan," which must include the following: (i) financing upon emergence from bankruptcy on agreed terms, (ii) cancellation or conversion into equity of the reorganized company upon emergence from bankruptcy, of substantially all of the Company's outstanding debt and equity securities, (iii) outstanding indebtedness on the effective date of the Plan consisting of only certain hedge agreements, Exit Financing Facility, New Notes, existing government loans and certain capital leases, (iv) consummation of the sale of New Notes on the effective date of the Plan and (v) repayment of the DIP Financing Facility and the $36 million outstanding under the revolver.



                       NTELOS Inc. (Debtor-in-Possession)

              Notes to Condensed Consolidated Financial Statements
                                    Continued

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

        For more information regarding the Plan Support Agreement and Subscription Agreement, including conditions to the consummation of such agreements, please refer to the Company's Form 8-K dated April 10, 2003, which attaches copies of the agreements.

        The Company believes it is making substantial progress with its creditors in developing a Plan and the Company anticipates filing a Plan that will constitute a Conforming Plan prior to May 31, 2003. It is likely that, in connection with the final Plan, the liabilities of the Company will be found in the Bankruptcy Case to exceed the fair value of its assets. This would result in claims being paid at less than 100% of their face value and holders of preferred stock being entitled to little or no recovery and holders of common stock being entitled to no recovery. At this time, it is not possible to predict with certainty the outcome of the bankruptcy proceedings.

         Bankruptcy Proceeding

        The Debtors are currently operating their businesses as debtors-in-possession under the Bankruptcy Code. Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The pre-petition obligations of the Debtors are subject to compromise under a plan of reorganization. As part of the reorganization process, the Debtors have attempted to notify all known or potential creditors of the Chapter 11 filings for the purpose of identifying all pre-petition claims against the Debtors. June 10, 2003
        (the "Bar Date") was set by the Court as the date by which creditors, other than governmental units (as defined by the Bankruptcy Code), are required to file proof of claims against the Debtors. The bar date for governmental units to file proof of claims is August 31, 2003. At this time, the ultimate amount of claims that will be allowed by the Court is not determinable. In addition, as debtors-in-possession, the Debtors have the right, subject to the Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which they will reject. The
        Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Debtors.

        Since the Petition Date, the Debtors have conducted business in the ordinary course. After developing the Plan, the Debtors will seek the requisite acceptance of the Plan by impaired creditors and equity holders, if any, who will receive a distribution under the Plan, and confirmation of the Plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Bankruptcy Case, the Debtors may, with the Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Bankruptcy
        Case will unfavorably affect the Debtor's results of operations. Future results of operations may also be adversely affected by other factors related to the Bankruptcy Case. Except as contemplated by the Plan
        Support Agreement, no assurance can be given that the Debtor's creditors will support the proposed Plan, or that the Plan will be approved by the Bankruptcy Court. Additionally, there can be no assurance of the level of recovery to which the Debtors' secured and unsecured creditors will receive.



                       NTELOS Inc. (Debtor-in-Possession)

              Notes to Condensed Consolidated Financial Statements
                                    Continued

         Basis of Presentation

        Our consolidated financial statements have been prepared on a going concern basis of accounting in accordance with accounting principles generally accepted in the United States. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Bankruptcy Case and the circumstances leading to the filing thereof, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to realize the carrying value of its assets and discharge its liabilities is subject to substantial uncertainty. The Company's ability to continue as a going concern depends upon, among other things, the Company's ability to comply with the terms of the DIP Financing Facility, confirmation of a plan of reorganization, availability of exit financing from existing lenders under the Senior Credit Facility, receipt of additional funding through the issuance of an aggregate of $75 million of New Notes, and the Company's ability to generate sufficient cash flows from operations. Our financial statements do not reflect adjustments for possible future effects on the recoverability of assets or the amounts that may result from the outcome of the Bankruptcy Case.

        The Company has adopted the provisions of AICPA Statement of Position
        90-07 ("Financial Reporting by Entities in Reorganization Under the
        Bankruptcy Code") ("SOP 90-07") which apply to the periods after the March 4, 2003 Chapter 11 filing through the application of fresh start accounting upon emergence from bankruptcy. Accordingly, at March 31, 2003, the Company has separated its pre-petition liabilities subject to compromise from those that are not (such as fully secured liabilities that are expected not to be compromised and post-petition liabilities).
        The Company's senior notes, subordinated notes and redeemable convertible preferred stock were adjusted to the estimated allowable claims for each of these instruments as of March 31, 2003 in accordance with SOP 90-07. This adjustment resulted in reorganization items of $22.4 million consisting of unaccreted balances relating to the value originally allocated to the attached stock warrants and preferred stock origination fees. The portion of this relating to preferred stock was $8.3 million which was separately classified from the other reorganization items below net loss as "reorganization items - accretion of preferred stock". Also, deferred charges for loan origination fees associated with the Senior Credit Facility and Senior Notes of $14.0 million were written off through the recognition of a reorganization items. In addition, the Company recognized capital restructuring charges of $1.3 million for professional services related to the Company's financial reorganization for the period March 4, 2003 to March 31, 2003.
        Professional fees for the period January 1, 2003 through March 3, 2003 totaled $2.4 million and continued to be classified within "Operational and Capital Restructuring Charges" in the March 31, 2003 Statement of
        Operations.

        Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Liabilities that may be affected by the Plan are reported at the amounts expected to be allowed as determined in the bankruptcy process (referred to as "allowable claims"). An allowable claim is the amount that is determined to represent a valid claim against the Company. The final settlement amount may differ significantly from the allowable claim. In the Bankruptcy Case, substantially all unsecured liabilities as of the Petition Date are subject to compromise under a plan of reorganization to be voted on by impaired creditors and equity holders, if any, who will receive a distribution under the Plan, and approved by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to this approved plan of reorganization and, accordingly, are not presently determinable. Additionally, pursuant to SOP 90-07, professional fees associated with the Bankruptcy Case will be expensed as incurred and reported as reorganization items. Finally, interest expense and preferred dividends will be reported only to the extent that they will be paid during the Bankruptcy Case or that it is probable that they will be an allowed claim. Accordingly, from March 4, 2003 through March 31, 2003 (period during the first quarter 2003 subsequent to the Bankruptcy filing), $6.6 million of interest expense and $1.6 million in preferred dividends, which would have otherwise been recognized, were not recorded pursuant to these requirements.

        These consolidated financial statements do not reflect all of the adjustments that may occur in accordance with the SOP 90-07. It is expected that the proposed Plan will result in "Fresh Start" reporting pursuant to SOP 90-07. Under Fresh Start reporting, the value of the reorganized Company would be determined based on the amount a willing buyer would pay for the Company's assets upon confirmation of the Plan by the Bankruptcy Court. This value would be allocated to specific tangible and identifiable intangible assets. Liabilities existing as of the effective date of the Plan would be stated at the present value of amounts to be paid based on current interest rates.



                       NTELOS Inc. (Debtor-in-Possession)

              Notes to Condensed Consolidated Financial Statements
                                    Continued

2.  SIGNIFICANT ACCOUNTING POLICIES

        In the Company's opinion, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 2002, which is derived from audited financial statements, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

        ASSET IMPAIRMENT CHARGES
        The Company adopted Statement of Financial Accounting Standard No. 142,
        Goodwill and Other Intangible Assets ("SFAS No. 142"), and Statement of
        Financial Accounting Standard No. 144, Accounting for the Impairment or
        Disposal of Long-Lived Assets ("SFAS No. 144"), on January 1, 2002.

        The Company reported $402.9 million in asset impairment charges in the fourth quarter of 2002. For more information regarding this testing and other relevant facts and circumstances related to the asset impairment charge recorded in the fourth quarter of 2002, please refer to Note 2 of the notes to the consolidated financial statements contained in Item 8 of the Company's Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

        The Company has considered the existence of further impairment indicators at March 31, 2003 or after which would require re-measurement for the purpose of determining whether additional adjustments or disclosures are required. The Company does not believe that there is sufficient evidence of impairment indicators to warrant re-measurement at this time.

        After adjustments for the aforementioned asset impairment charges, the cost and net book value of the remaining goodwill and licenses with indefinite lives at March 31, 2003 and December 31, 2002 followed by the totals by reportable unit are indicated in the following table.

       (In thousands)                                              Cost            Net Book
                                                                                     Value
       ---------------------------------------------------------------------------------------------
       Goodwill                                            $   93,540         $       86,016
       PCS Radio Spectrum Licenses In Service                  107,386               107,234
       ---------------------------------------------------------------------------------------------
               Total Indefinite Lived Assets               $   200,926        $      193,250
       =============================================================================================
       Goodwill and Indefinite Lived Assets by
           Reporting Unit
       ---------------------------------------------------
       Wireless PCS                                        $   107,386        $      107,234
       Telephone                                               68,472                 65,463
       CLEC                                                    -                           -
       Network                                                 4,683                   4,683
       Internet                                                12,665                  9,833
       Other
           Wireline Cable                                      7,720                   6,037
           Wireless Cable                                      -                           -
       ---------------------------------------------------------------------------------------------
               Total Indefinite Lived Assets               $   200,926        $      193,250
       =============================================================================================


        ACCOUNTING FOR ASSET RETIREMENT OBLIGATION
        Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No.
        143, Accounting for Asset Retirement Obligations. Previously, the
        Company had been recognizing amounts related to asset retirement obligations as operating expense when the specific work was performed.
        Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made.

        The Company recorded the effect of the adoption of this standard as of January 1, 2003 in its statement of operations by reporting a $2.8 million charge for the cumulative effect of this accounting change.


                       NTELOS Inc. (Debtor-in-Possession)

              Notes to Condensed Consolidated Financial Statements
                                    Continued

        There is no income tax impact on this amount as the $1.1 million income tax benefit is fully offset by the related valuation reserve (see Note
        6). Additionally, $5.6 million of asset retirement obligations and retirement obligation assets with the net book value of $2.7 million were recorded. In addition to the cumulative effect impact reported in the statement of operations, the Company reported depreciation charges related to the retirement obligation assets and accretion expenses related to the asset retirement obligations for the quarter ended March
        31, 2003 of $.1 million and $.2 million, respectively.

        The Company enters into long term leasing arrangements primarily pertaining to tower sites and retail store locations in its wireless segment. Additionally, in its wireline operations, the Company enters into various facility co-location agreements and is subject to locality ordinances. In both cases, the Company constructs assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to its original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset. The following table describes all changes to the Company's asset retirement obligation liability (in thousands):
                                                                 $     -
           Asset retirement obligation at December 31, 2002
           Liability recognized in transition                       5,484
           Accretion of asset retirement obligations                  152
                                                              ----------------
           Asset retirement obligation at March 31, 2003         $  5,636
                                                              ================

        The pro forma asset retirement obligation liability balances as if SFAS
        No. 143 had been adopted when the asset retirement obligations were incurred (rather than January 1, 2003) are as follows (in thousands):

                                                                                 2003                  2002
                                                                         --------------------- ----------------------
             Pro forma amounts of liability for asset retirement                $5,484                $4,815
             obligation at January 1
             Pro forma amounts of liability for asset retirement
             obligation at March 31                                             $5,636                $4,945

        STOCK-BASED COMPENSATION
        The Company accounts for stock-based employee compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock
        Issued to Employees, and related interpretations, and follows the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based
        Compensation. The Company has elected to apply the disclosure only provisions of SFAS No. 123 and the revised disclosure requirements of SFAS No. 148.

        Had compensation cost been recorded based on the fair value of awards at the grant date, the pro forma impact on the Company's loss applicable to common shares and loss per common share - basic and diluted would have been as follows (in thousands except per share amounts):

                                                                  March 31, 2003        March 31,
                                                                                          2002
          ------------------------------------------------------------------------------------------
          Loss applicable to common shares, as reported        $       (57,108)    $      (35,683)
          Deduct:  Total stock-based employee compensation
              expense determined under fair value based
              method, net of tax                                           325                427
          ------------------------------------------------------------------------------------------
          Pro forma loss applicable to common shares           $       (57,433)    $      (36,110)
          ==========================================================================================
          Loss applicable to common shares (per share):
          Basic and diluted - as reported                      $         (3.21)    $        (2.07)
          Basic and diluted - pro forma                        $         (3.23)    $        (2.10)

        FINANCIAL STATEMENT CLASSIFICATION
        Certain amounts on the prior year financial statements have been reclassified, with no effect on net income, to conform to classifications adopted in 2003.



                       NTELOS Inc. (Debtor-in-Possession)

              Notes to Condensed Consolidated Financial Statements
                                    Continued

3.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        The Company manages its business segments with separable management focus and infrastructures. The "Other" segment is comprised of the paging operation, all cable operations and the other communications services operations. Additionally, certain unallocated corporate related items that, in management's opinion do not provide direct benefit to the operating segments, are included in the Other segment. Total unallocated corporate operating expenses were $5.3 million and $2.1 million for the three month periods ended March 31, 2003 and 2002, respectively. Within the current year amount is $2.4 million of pre-petition bankruptcy-related professional service fees and within the prior year amount is $1.3 million of operational restructuring charges. Both of these amounts are classified as operational and capital restructuring charges in the statement of operations.

        Depreciation and amortization of corporate assets is included in the "Other" column in the tables below. This amounted to $.1 million and $.1 million for the quarters ended March 31, 2003 and 2002, respectively, of the total "Other" depreciation and amortization.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. These segments are described in more detail in Note 4 of the notes to the consolidated financial statements in Item 8 of the Company's Form 10-K for the year ended
        December 31, 2002 on file with the Securities and Exchange Commission.



                       NTELOS Inc. (Debtor-in-Possession)

              Notes to Condensed Consolidated Financial Statements
                                    Continued


(In thousands)                        Telephone      Network      CLEC      Internet    Wireless PCS     Other          Total
------------------------------------------------------------------------------------------------------------------------------------
As of and for the three months ended March 31, 2003
---------------------------------------------------
Operating Revenues                  $     12,717   $    1,762  $    6,050  $    4,601  $      46,782  $     1,539  $       73,451
Operating Income (Loss)                    6,303          364       1,232         971         (2,312)      (3,796)          2,762
Less: Reconciling items to arrive
   at EBITDA(1), a non-GAAP measure:
   Depreciation & Amortization             2,440          909         842         767         12,590          363          17,911
   Accretion of asset retirement
      obligations                              2            1           8           -            141            -             152
                                      ----------------------------------------------------------------------------------------------
EBITDA                                     8,745        1,274       2,082       1,738         10,419       (3,433)         20,825
                                      ----------------------------------------------------------------------------------------------
Total Segment Assets                     142,464       35,980      33,287      16,833        386,428       15,705         630,697
Corporate Assets                                                                                                           94,159
                                                                                                                   -----------------
Total Assets                                                                                                       $      724,856
                                                                                                                   =================
Total Expenditures for Long-Lived
   Segment Assets(2)                $        965   $     299   $      610  $      639  $       8,327  $       537  $       11,377

As of and for the three months ended March 31, 2002
---------------------------------------------------
Operating Revenues                  $     10,509   $    2,243  $    4,943  $    4,622  $      35,771  $     1,933  $       60,021
Operating (Loss) Income                    4,456          971        (168)       (263)       (17,951)      (2,125)        (15,080)
Less: Reconciling items to arrive
   at EBITDA1, a non-GAAP measure:
Depreciation &Amortization                 1,807          700         710         982         18,196          700          23,095
                                      ----------------------------------------------------------------------------------------------
EBITDA                                     6,263        1,671         542         719            245       (1,425)          8,015
                                      ----------------------------------------------------------------------------------------------
Total Segment Assets                     142,022       58,087      32,239      17,420        771,170       31,033       1,051,971
Corporate Assets                                                                                                          116,767
                                                                                                                   -----------------
Total Assets                                                                                                       $    1,168,738
                                                                                                                   =================
Total Expenditures for Long-Lived
   Segment Assets(2)                $      1,161   $    1,827  $    1,357  $      543  $      23,014  $     1,218  $       29,120

(1) To supplement its financial statements presented on a GAAP basis, the Company references non-GAAP measures, such as EBITDA, to measure operating performance. Management believes EBITDA to be a meaningful indicator of the Company's performance that provides useful information to investors regarding the Company's financial condition and results of its operations.
     Presentation of EBITDA is consistent with the Company's past practice and EBITDA is a non-GAAP measure commonly used in the communications industry and by financial analysts and others who follow the industry to measure operating performance. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (both of which are determined in accordance with generally accepted accounting principles) or as a measure of liquidity.

(2) Includes purchases of long-lived assets other than deferred charges and deferred tax assets.

4.  LONG TERM DEBT IN DEFAULT AND OTHER LONG-TERM DEBT

        On March 4, 2003, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United
        States Bankruptcy Code (see Note 1). In addition, the Company did not make the scheduled semi-annual interest payments due on February 18, 2003 on its 13% senior notes due 2010 ("Senior Notes") and 13.5% subordinated notes due 2011 ("Subordinated Notes") of $18.2 million and $6.4 million, respectively. As a result of the bankruptcy filing, a default for non-payment of these interest payments and non-compliance with a debt to capitalization covenant under its credit agreement, dated
        July 26, 2000, as amended (also referred to as "Senior Credit
        Facility"), the Company has classified borrowings under its Senior
        Credit Facility, Senior Notes and Subordinated Notes as current liabilities within the caption "Long-term debt in default and scheduled maturities" at December 31, 2002 and within current liabilities subject to compromise at March 31, 2003.

        The Company has borrowed $261 million as of December 31, 2002 and March
        31, 2003 under its Senior Credit Facility. The Company was in default of the debt to total capitalization covenant requirement at December 31,


                       NTELOS Inc. (Debtor-in-Possession)

              Notes to Condensed Consolidated Financial Statements
                                    Continued

        2002. This covenant was not met due to the significant asset impairment charges recognized in the fourth quarter of 2002. Accordingly, due to this and other issues noted above, access to the Senior Credit Facility was restricted and the debt, along with the other debt instruments containing cross-default provisions were listed as current obligations at December 31, 2002. At March 31, 2003, all of the debt, except for the 6.25% to 7.0% notes payable secured by certain PCS radio spectrum licenses ($7.7 million at March 31, 2003, the current portion of which is $1.9 million, and $8.2 million at December 31, 2002) and the senior secured 5.0% to 6.05% notes payable ($6.6 million at March 31, 2003, the current portion of which is $.5 million, and $6.7 million at December
        31, 2002), was classified as current, within the liabilities subject to compromise caption. The debt will remain subject to compromise under the requirements of SOP 90-07 pending consummation of the Company's plan of reorganization. Additionally, under the provisions of 90-07, interest expense and preferred dividends will be reported only to the extent that they will be paid during the Bankruptcy Case or that it is probable that they will be an allowed claim. Accordingly, from March 4, 2003 through March 31, 2003(period during the first quarter 2003 subsequent to the bankruptcy filing), $6.6 million of interest expense and $1.6 million in preferred dividends, which would have otherwise been recognized, were not recorded pursuant to these requirements.

        In order to meet ongoing obligations during the reorganization process, the Company entered into a $35 million debtor-in-possession financing facility (the "DIP Financing Facility"), subject to Bankruptcy Court approval. On March 5, 2003, the Bankruptcy Court granted first priority mortgages, security interests, liens (including priming liens), and super priority claims on substantially all of the assets of the Debtors to secure the this Facility. On March 24, 2003, the Bankruptcy Court entered a final order authorizing the Company to access up to $35 million under the DIP Financing Facility and, as of April 11, 2003, the Company satisfied all other conditions to obtain full access to the DIP
        Financing Facility. At March 31, 2003 and through the date of this filing, the Company has not borrowed against this facility.

        On April 10, 2003, the Company entered into a Subscription Agreement with certain holders of Senior Notes for the sale of $75 million aggregate principal amount of New Notes (Note 1). Additionally, the Company anticipates that its plan of reorganization will be funded by the Exit Financing Facility (Note 1). This Exit Financing Facility provides that the term loans and any new borrowings under the revolver will be at current rates and existing maturities.

5.  SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
        On May 6, 2003, the Company closed on the sale of its Portsmouth
        Virginia call center building for $6.9 million. This 100,000 square foot facility housed part of the Company's wireless customer care center and certain other support personnel, as well as provided $.7 million of rental income from third party tenants. The Company will continue to occupy 7,000 square feet of the facility through a 7 year operating lease agreement. The customer care center is currently being transitioned to other Company owned or leased facilities. As defined in the April 17, 2003 court orders approving this transaction, the net proceeds from this sale were paid against the senior credit facility.

        The Company made its scheduled semi-annual payment of interest for $18.2 million on the $280 million senior notes out of restricted cash during the quarter ending March 31, 2002 in accordance with the terms and conditions set forth in the senior note indenture. See Note 4 above regarding the default for nonpayment of the semi-annual payment of interest due February 15, 2003.

        During the quarter ended March 31, 2002, the Company sold communication towers for total proceeds of $8.2 million, deferring a $1.3 million gain, which is being amortized over the twelve-year leaseback period.
        Additionally, the Company sold certain inactive PCS licenses for proceeds of $2.4 million, recognizing a $2.0 million gain.

6.  INCOME TAXES
        Income taxes decreased $1.9 million, or 121%, from a tax benefit of $1.6 million for the three months ended March 31, 2002 to tax expense of $.3 million for the three months ended March 31, 2003. The 2002 benefit is net of a valuation allowance of $11.0 million. The benefit that was recorded was based on an evaluation of the future realization of deferred tax assets and the reversal of our deferred tax liabilities.
        The deferred tax benefit associated with our interest rate swap agreement has not been reserved due to the certainty of realization. The current year tax expense relates to state minimum taxes. At March 31, 2003, the tax asset valuation reserve was $174.0 million which fully offsets the related deferred income tax net assets generated primarily from net operating losses except for the portion related to the swap agreement as discussed above.




                       NTELOS Inc. (Debtor-in-Possession)

              Notes to Condensed Consolidated Financial Statements
                                    Continued

7.  EARNINGS PER SHARE
        The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with FASB
        Statement No. 128, Earnings Per Share, was not increased by assumed conversion of dilutive stock options in the three months ended March 31, 2003 and 2002 due to the fact that the Company recorded a net loss for both periods. For the three months ended March 31, 2003 and 2002, the Company had common stock equivalents from options totaling 6,000 shares and 145,000 shares, respectively, and stock warrants totaling 286,000 and 299,600, respectively, which would be dilutive. However, these common stock equivalents are antidilutive as additional shares would decrease the computed loss per share information and, therefore, basic and diluted earnings per share are the same. The Company currently has a total of 1.6 million options outstanding and 1.3 million warrants outstanding to acquire shares of common stock. Of these, .9 million options and all of the warrants are currently exercisable.

8.  LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK SUBJECT TO COMPROMISE

        Liabilities subject to compromise in the Bankruptcy Case at March 31, 2003 consisted of the following (in thousands):

              Current Liabilities Subject to Compromise
                 Accrued interest on long-term debt                               $       27,784
                 Other current liabilities                                                38,044
                 Variable rate senior secured term loans                                 260,250
                 13.0% unsecured Senior Notes                                            276,674
                 13.5% unsecured Subordinated Notes                                       95,000
                  Net present value of long-term capital leases                            5,393
                  Interest rate swap agreements                                           19,272
                                                                                  ---------------------
                     Total Current Liabilities Subject to Compromise                     722,417
                                                                                  ---------------------

              Long-term Liabilities Subject to Compromise
                  Net present value of long-term capital leases                            4,527
                  Retirement benefits and other long-term deferred liabilities            36,389
                                                                                  ---------------------
                     Total Long-term Liabilities Subject to Compromise                    40,916
                                                                                  ---------------------

              Redeemable convertible preferred stock                                     298,246
                                                                                  ---------------------
                                                                                  $    1,061,579
                                                                                  =====================

9.  OPERATIONAL AND CAPITAL RESTRUCTURING CHARGES
        During the quarter ended March 31, 2003, the Company incurred $3.7 million of legal, financial, and bankruptcy related professional fees in connection with the Company's comprehensive financial restructuring, $2.4 million of which relates to the period January 1, 2003 through March 3, 2003 (period prior to the Bankruptcy filing) and is classified as operational and capital restructuring charges and the remaining $1.3 million of which relates to the period March 4, 2003 through March 31, 2003 and is classified in reorganization items (Note 1).

        In March 2002, the Company approved a plan that would reduce its workforce by approximately 15% through the offering of early retirement incentives, the elimination of certain vacant and budgeted positions and the elimination of some jobs. The plan also involved exiting certain facilities in connection with the workforce reduction and centralizing certain functions. Under the accounting provisions of Emerging Issues
        Task Force 94-3 (prior to the adoption of SFAS No. 146, "Accounting for
        Costs Associated with Exit or Disposal Activities"), a restructuring charge was reported in the first quarter of 2002 for $1.3 million relating to severance costs for employees notified in the first quarter
        2002 and estimated lease obligations associated with the exit of certain facilities under the accounting provisions. Had the Company reported these charges under SFAS No. 146, the timing of recognition during 2002 would have been impacted as the related liabilities would have been recognized as incurred.

10. COMMITMENTS AND CONTINGENCIES

        In late 2002, Horizon disputed certain categories of charges under the agreement, alleging the Company overcharged Horizon $4.8 million during the period commencing October 1999 and ending September 2002 and $1.2 million for the period commencing October 2002 and ending December 2002.
        Management disagrees with Horizon's allegations.



                       NTELOS Inc. (Debtor-in-Possession)

              Notes to Condensed Consolidated Financial Statements
                                    Continued

        Horizon withheld these categories of charges from payments made from and after December 2002 and failed to timely pay their January 2003 invoice due following the Filing Date. On March 11, 2003, Horizon filed a motion with the Bankruptcy Court which effected an administrative freeze as to the amounts payable on the January invoice. On March 12, 2003, the Company notified Horizon of the failure to make payment on the January invoice, reserving the right to terminate the agreement in accordance with the terms thereof. On March 24, 2003, the parties entered a Stipulation with the Bankruptcy Court pursuant to which Horizon paid the January invoice and agreed to pay all future invoices and the Company agreed not to exercise their termination right, assuming all future payments are made in accordance with the agreement. The Stipulation further provides that Horizon is permitted to withhold amounts under monthly invoices in excess of $3 million if it determines in good faith that such amounts in excess of $3 million represent an overcharge by the Company, pending resolution of the dispute. In addition, the parties agreed to continue to discuss and negotiate, in good faith, their dispute regarding Horizon's claim. Following a 30 day-period, either party had the right to submit the dispute to arbitration in accordance with the agreement.

        For the three months ended March 31, 2003, Horizon withheld an additional $.4 million relating to the billings for this time period.
        The Company fully reserved for the amounts withheld. Discussions have continued with Horizon but no significant resolutions have been reached.

        On March 28, 2003, Horizon filed its Form 10-K for the year ending
        December 31, 2002. This document disclosed that there was substantial doubt about Horizon's ability to continue as a going concern because of the probability that Horizon will violate one or more of its debt covenants in 2003. The Company's future wholesale revenues under the wholesale network services agreement with Horizon could be materially impacted if Horizon were unable to continue as a going concern.

        In addition to the item discussed above, the Company is periodically involved in disputes and legal proceedings arising from normal business activities. In the opinion of management, resolution of these matters will not have a materially adverse effect on the financial position or future results of operations of the Company and adequate provision for any probable losses has been made in our financial statements.


                       NTELOS Inc. (Debtor-in-Possession)

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations

OVERVIEW
We are a leading regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers primarily in Virginia and West Virginia and in portions of certain other adjoining states. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. Additionally, through our 66 retail stores and kiosks located across the regions we serve and a direct business sales approach, our sales strategy is focused largely on a direct relationship with our customers. As of March 31, 2003, we had approximately 279,700 digital PCS subscribers (up from 228,300 at March 31, 2002) and approximately 97,800 combined incumbent local exchange carrier ("ILEC") and competitive local exchange carrier ("CLEC") access lines installed (up from 87,800 installed lines at March 31, 2002).

We have been focusing our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed
DSL and dial-up services, high-speed data transmission and local telephone services. We have also divested certain of our non-strategic assets and certain excess PCS spectrum during 2002. Transactions that were completed in 2002 include:

          o    sale of substantially all of the assets of our National Alarm
               Services business;

          o sale of PCS spectrum covering 295,000 POPS in State College and Williamsport, Pennsylvania;

          o sale of minority ownership interest in America's Fiber Network, LLC;

          o sale of excess PCS spectrum covering 373,000 POPS in Winchester and Charlottesville, Virginia; and,

          o sale of excess PCS spectrum covering 436,000 POPS in Altoona and Johnstown, Pennsylvania and Wheeling, West Virginia.

Transactions completed or pending as of the date of this filing:

          o sale of the Portsmouth call center building, closed on May 5, 2003 (Note 5); and,

          o sale of the Company's wireline cable business pursuant to an asset purchase agreement for $8.7 million subject to downward pricing adjustments for subscribers at closing and with closing subject to regulatory approvals. Also included in this agreement was a fiber optic Indefeasible Right to Use ("IRU") agreement for some joint use fibers owned by the ILEC segment.

Chapter 11 Bankruptcy Filing

         Overview

On March 4, 2003 (the "Petition Date"), the Company and certain of its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the
"Bankruptcy Code") in the United States Bankruptcy Court for the Eastern
District of Virginia (the "Bankruptcy Court"). By order of the Bankruptcy Court, the Debtors' respective cases are being jointly administered under the case number 03-32094 (the "Bankruptcy Case") for procedural purposes only. The
Bankruptcy Case was commenced in order to implement a comprehensive financial restructuring of the Company. Total assets and liabilities for subsidiaries not included in the Bankruptcy filing were $1,103,000 and $4,000, respectively as of March 31, 2003. Additionally, revenues and operating loss for these subsidiaries for the quarter ended March 31, 2003 were $138,000 and $44,000, respectively.

In the first half of 2002, the Company took a number of restructuring steps which reduced operating expenses and improved operating results, financial condition and cash flow. Despite the improved operating performance resulting from these measures and continued execution of the Company's business plan, the Company continued to require additional cash to fund its operating expenses, debt service and capital expenditures. In the latter half of 2002, the Company actively negotiated with its debtholders to develop a comprehensive financial restructuring plan. Despite its efforts, the Company was unable to reach an agreement with its debtholders on an out-of-court restructuring plan and, accordingly, on March 4, 2003, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code. For more information regarding the events and


                       NTELOS Inc. (Debtor-in-Possession)

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations
                                    Continued

circumstances leading up to the Chapter 11 filing, please refer to Note 1 of the notes to the consolidated financial statements contained in Item 8 of the Company's Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

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

In order to meet ongoing obligations during the reorganization process, the Company entered into a $35 million debtor-in-possession financing facility (the
"DIP Financing Facility"), which was approved by final order of the Bankruptcy
Court on March 24, 2003. As of April 11, 2003, the Company had satisfied all conditions for full access to the DIP Financing Facility.

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

On April 10, 2003, the Company entered into a Plan Support Agreement (the "Plan
Support Agreement") with a majority of the lenders under its Senior Credit
Facility. The Plan Support Agreement provides that the lenders will agree to support a "Conforming Plan," which must include the following: (i) financing upon emergence from bankruptcy on agreed terms, (ii) cancellation or conversion into equity of the reorganized company upon emergence from bankruptcy, of substantially all of the Company's outstanding debt and equity securities, (iii) outstanding indebtedness on the effective date of the Plan consisting of only certain hedge agreements, Exit Financing Facility, New Notes, existing government loans and certain capital leases, (iv) consummation of the sale of New Notes on the effective date of the Plan and (v) repayment of the DIP
Financing Facility and the $36 million outstanding under the revolver.

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

For more information regarding the Plan Support Agreement and Subscription
Agreement, including conditions to the consummation of such agreements, please refer to the Company's Form 8-K dated April 10, 2003, which attaches copies of the agreements.

The Company believes it is making substantial progress with its creditors in developing a Plan and the Company anticipates filing a Plan that will constitute a Conforming Plan prior to May 31, 2003. It is likely that, in connection with the final Plan, the liabilities of the Company will be found in the Bankruptcy
Case to exceed the fair value of its assets. This would result in claims being paid at less than 100% of their face value and holders of preferred stock being entitled to little or no recovery and holders of common stock being entitled to no recovery. At this time, it is not possible to predict with certainty the outcome of the bankruptcy proceedings.



                       NTELOS Inc. (Debtor-in-Possession)

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations
                                    Continued

         Bankruptcy Proceeding

The Debtors are currently operating their businesses as debtors-in-possession under the Bankruptcy Code. Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The pre-petition obligations of the Debtors are subject to compromise under a plan of reorganization. As part of the reorganization process, the Debtors have attempted to notify all known or potential creditors of the Chapter 11 filings for the purpose of identifying all pre-petition claims against the Debtors. June 10, 2003 (the "Bar Date") was set by the Court as the date by which creditors, other than governmental units (as defined by the Bankruptcy Code), are required to file proof of claims against the Debtors. The bar date for governmental units to file proof of claims is August 31, 2003. At this time, the ultimate amount of claims that will be allowed by the Court is not determinable. In addition, as debtors-in-possession, the Debtors have the right, subject to the Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Debtors.

Since the Petition Date, the Debtors have conducted business in the ordinary course. After developing the Plan, the Debtors will seek the requisite acceptance of the Plan by impaired creditors and equity holders, if any, who will receive a distribution under the Plan, and confirmation of the Plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Bankruptcy Case, the Debtors may, with the Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements.
The administrative and reorganization expenses resulting from the Bankruptcy
Case will unfavorably affect the Debtor's results of operations. Future results of operations may also be adversely affected by other factors related to the Bankruptcy Case. Except as contemplated by the Plan Support Agreement, no assurance can be given that the Debtor's creditors will support the proposed
Plan, or that the Plan will be approved by the Bankruptcy Court. Additionally, there can be no assurance of the level of recovery to which the Debtors' secured and unsecured creditors will receive.

         Basis of Presentation

Our consolidated financial statements have been prepared on a going concern basis of accounting in accordance with accounting principles generally accepted in the United States. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Bankruptcy Case and the circumstances leading to the filing thereof, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to realize the carrying value of its assets and discharge its liabilities is subject to substantial uncertainty. The Company's ability to continue as a going concern depends upon, among other things, the Company's ability to comply with the terms of the DIP
Financing Facility, confirmation of a plan of reorganization, availability of exit financing from existing lenders under the Senior Credit Facility, receipt of additional funding through the issuance of an aggregate of $75 million of New
Notes, and the Company's ability to generate sufficient cash flows from operations. Our financial statements do not reflect adjustments for possible future effects on the recoverability of assets or the amounts that may result from the outcome of the Bankruptcy Case.

The Company has adopted the provisions of AICPA Statement of Position 90-07
("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code")
("SOP 90-07") which apply to the periods after the March 4, 2003 Chapter 11 filing through the application of fresh start accounting upon emergence from bankruptcy. Accordingly, at March 31, 2003, the Company has separated its pre-petition liabilities subject to compromise from those that are not (such as fully secured liabilities that are expected not to be compromised and post-petition liabilities). The Company's senior notes, subordinated notes and redeemable convertible preferred stock were adjusted to the estimated allowable claims for each of these instruments as of March 31, 2003 in accordance with SOP
90-07. This adjustment resulted in reorganization items of $22.4 million consisting of unaccreted balances relating to the value originally allocated to


                       NTELOS Inc. (Debtor-in-Possession)

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations
                                    Continued

the attached stock warrants and preferred stock origination fees. The portion of this relating to preferred stock was $8.3 million which was separately classified from the other reorganization items below net loss as "reorganization items - accretion of preferred stock". Also, deferred charges for loan origination fees associated with the Senior Credit Facility and Senior Notes of $14.0 million were written off through the recognition of a reorganization items. In addition, the Company recognized capital restructuring charges of $1.3 million for professional services related to the Company's financial reorganization for the period March 4, 2003 to March 31, 2003. Professional fees for the period January 1, 2003 through March 3, 2003 totaled $2.4 million and continued to be classified within "Operational and Capital Restructuring
Charges" in the March 31, 2003 Statement of Operations.

Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession.
Liabilities that may be affected by the Plan are reported at the amounts expected to be allowed as determined in the bankruptcy process (referred to as "allowable claims"). An allowable claim is the amount that is determined to represent a valid claim against the Company. The final settlement amount may differ significantly from the allowable claim. In the Bankruptcy Case, substantially all unsecured liabilities as of the Petition Date are subject to compromise under a plan of reorganization to be voted on by impaired creditors and equity holders, if any, who will receive a distribution under the Plan, and approved by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to this approved plan of reorganization and, accordingly, are not presently determinable. Additionally, pursuant to SOP
90-07, professional fees associated with the Bankruptcy Case will be expensed as incurred and reported as reorganization items. Finally, interest expense and preferred dividends will be reported only to the extent that they will be paid during the Bankruptcy Case or that it is probable that they will be an allowed claim. Accordingly, from March 4, 2003 through March 31, 2003 (period during the first quarter 2003 subsequent to the Bankruptcy filing), $6.6 million of interest expense and $1.6 million in preferred dividends, which would have otherwise been recognized, were not recorded pursuant to these requirements.

These consolidated financial statements do not reflect all of the adjustments that may occur in accordance with the SOP 90-07. It is expected that the proposed Plan will result in "Fresh Start" reporting pursuant to SOP 90-07.
Under Fresh Start reporting, the value of the reorganized Company would be determined based on the amount a willing buyer would pay for the Company's assets upon confirmation of the Plan by the Bankruptcy Court. This value would be allocated to specific tangible and identifiable intangible assets.
Liabilities existing as of the effective date of the Plan would be stated at the present value of amounts to be paid based on current interest rates.

OTHER DISCUSSIONS
To supplement its financial statements presented on a GAAP basis, throughout this document the Company references non-GAAP measures, such as EBITDA, to measure operating performance. Management believes EBITDA to be a meaningful indicator of the Company's performance that provides useful information to investors regarding the Company's financial condition and results of its operations. Presentation of EBITDA is consistent with the Company's past practice and EBITDA is a non-GAAP measure commonly used in the communications industry and by financial analysts and others who follow the industry to measure operating performance. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (both of which are determined in accordance with generally accepted accounting principles) or as a measure of liquidity. A reconciliation of EBITDA to operating loss is provided in Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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



                       NTELOS Inc. (Debtor-in-Possession)

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

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are discussed in Note 3 of the notes to the consolidated financial statements contained in Item 8 of the Company's Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange
Commission. Additionally, see Note 2 of the Notes to the Condensed Consolidated
Financial Statements contained in Item 1 herein.


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



                       NTELOS Inc. (Debtor-in-Possession)

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations
                                    Continued

          o cost of sales, exclusive of other operating expenses shown separately, including digital PCS handset equipment costs which we sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs;
          o maintenance and support expenses, including costs related to specific property, plant and equipment, as well as indirect costs such as engineering and general administration of property, plant and equipment;
          o depreciation and amortization, including depreciable long lived property, plant and equipment and amortization of intangible assets where applicable (Note 2);
          o    accretion of asset retirement obligation ("ARO") (Note 2);
          o customer operations expenses, including marketing, product management, product advertising, selling, billing, publication of a regional telephone directory, customer care and directory services;
          o corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses;
               and,
          o operational and capital restructuring charges associated with capital restructuring and organizational initiatives, workforce reductions and exiting certain facilities.


OTHER INCOME (EXPENSES)

Our other income (expenses) are generated (incurred) from interest income and expense, reorganization items associated with the Bankruptcy and capital restructuring for the period after the Bankruptcy filing date and gains or losses on the sale of investments and other assets.


INCOME TAXES

Our income tax liability or benefit and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, net operating losses and related carryforwards, valuation allowances, alternative minimum tax credit carryforwards, state minimum tax assessments, gain or loss on the sale of assets and investments, write-down of assets and investments, non-deductible amortization and other tax deductible amounts.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2003
Compared to Three Months Ended March 31, 2002

OVERVIEW
Operating revenues, which are reported net of bad debt expense, increased $13.4 million, or 22%, from $60.0 million for the three months ended March 31, 2002 to $73.5 million for the three months ended March 31, 2003. Operating income (loss) improved $17.9 million, from a loss of $15.1 million to income of $2.8 million for the three months ended March 31, 2002 and 2003, respectively. Included in the first quarter 2003 results were pre-petition bankruptcy-related operational and capital restructuring charges of $2.4 million and $2.9 million of accelerated depreciation on certain PCS assets due to early replacement scheduled in 2003 and on the Portsmouth call center building which was sold in May 2003 (Note 5). Included in the first quarter 2002 results were restructuring charges of $1.3 million and $7.5 million of accelerated depreciation on certain
PCS assets due to early replacement scheduled for later in 2002 or 2003.
Operating income excluding depreciation and amortization, accretion of ARO and asset impairment charges or as commonly referred to and referred to herein as "EBITDA" ("earnings before interest, taxes, depreciation and amortization"), increased $12.8 million (160%).

WIRELESS PCS OVERVIEW - A 23% growth in customers, a 29% increase in wholesale and roaming revenues and a significant improvement in bad debt expense resulted in net revenue growth of $11.0 million, or 31%, in the first quarter of 2003 compared to the first quarter of 2002. Operating expense before depreciation and amortization over these periods grew $.8 million, or 2%. The rate of expense


                       NTELOS Inc. (Debtor-in-Possession)

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations
                                    Continued

growth lagged revenue growth significantly due to reductions in costs of acquisition per gross addition ($81 or 27%), a reduction in in-collect roaming and transport access expenses, and focused cost containment measures, as well as the leveraging of the fixed infrastructure. All of these factors resulted in an EBITDA improvement of $10.2 million, from $.2 million for the first quarter of 2002 to $10.4 million for the first quarter of 2003.

WIRELINE COMMUNICATIONS OVERVIEW - Wireline communications services realized revenue improvement of $2.8 million and EBITDA improvement of $4.6 million in the first quarter of 2003 compared to the first quarter of 2002. EBITDA margin over these periods increased significantly from 41.2 % to 55.1% due mainly to incremental revenue growth, cost control measures implemented during 2002 and improved network efficiency. Our CLEC and DSL customers increased by 28% and 38%, respectively, as of March 31, 2003 compared to March 31, 2002.

OTHER COMMUNICATION SERVICES OVERVIEW - Other communications services revenue declined $.4 million primarily due to the sale of our National Alarm business in September 2002 and due to the decline in rental revenues from the loss of rentals of our directory assistance calling centers in July 2002 as a result of a lease buyout. EBITDA was down $2.0 million (141%) for the first quarter of 2003 compared to first quarter 2002. The restructuring charges (Note 9 and as discussed below) account for $1.2 million of this change and the balance is due primarily to a $.7 million increase in unallocated corporate expenses related to insurance and certain professional fees.


                               OPERATING REVENUES


Operating Revenues                            Three Months Ended March 31,
----------------------------------------------------------------------------------------
                                                                    $            %
($'s in 000's)                        2003         2002         Variance     Variance
----------------------------------------------------------------------------------------
Wireless PCS                     $    46,782  $     35,771  $     11,011        31%

Wireline
    ILEC                              12,717        10,509         2,208        21%
    Network                            1,762         2,243          (481)      (21%)
    CLEC                               6,050         4,943         1,107        22%
    Internet                           4,601         4,623           (22)       N/M
----------------------------------------------------------------------------------------
      Total Wireline                  25,130        22,318         2,812        13%

Other                                  1,539         1,932          (393)      (20%)
----------------------------------------------------------------------------------------
Total                            $    73,451  $     60,021  $     13,430        22%


WIRELESS COMMUNICATIONS REVENUES-Wireless communications revenues increased
$11.0 million, or 31%, due primarily to an increase in PCS subscribers of 51,400, or 23%, from 228,300 at March 31, 2002 to 279,700 at March 31, 2003, a
$2.1 million (29%) increase in wholesale and roaming revenues and a $1.9 million
(52%) improvement in bad debt expense. Average monthly revenue per subscriber
("ARPU", without roaming) remained steady during the first quarters of 2002 and 2003, with overall ARPU at $44.77 and $44.62 at March 31, 2002 and 2003, respectively, due primarily to pricing pressures on post-pay type plans and a change in the customer mix among pre-pay, nAdvance and post-pay plans. The decrease in the percentage of customers that are on pre-pay plans (8% decrease, to 6% of the total PCS subscriber base) is offset by the decrease in the percentage of customers that are on post-pay plans (4% decrease, to 71% of the total PCS subscriber base). Customers with the nAdvance plan grew 13% (41,600 subscribers), to 24% of the total PCS subscriber base. nAdvance plan ARPU is significantly higher than pre-pay but slightly less than traditional post-pay.
As of March 31, 2003, post-pay type products accounted for 94% of the subscriber base compared to 86% as of March 31, 2002.

As noted above, wholesale revenues primarily generated through an agreement with Sprint/Horizon increased $2.1 million, from $7.2 million in the first quarter of 2002 to $9.3 million in the first quarter of 2003. In late 2002, Horizon disputed certain categories of charges under the agreement, alleging the Company overcharged Horizon $4.8 million during the period commencing October 1999 and ending September 2002 and $1.2 million for the period commencing October 2002 and ending December 2002. Horizon withheld these categories of charges from payments made from and after December 2002 and failed to timely pay their January 2003 invoice due following the Filing Date. On March 11, 2003, Horizon


                       NTELOS Inc. (Debtor-in-Possession)

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations
                                    Continued

filed a motion with the Bankruptcy Court which effected an administrative freeze as to the amounts payable on the January invoice. On March 12, 2003, the Company notified Horizon of the failure to make payment on the January invoice, reserving the right to terminate the agreement in accordance with the terms thereof. On March 24, 2003, the parties entered a Stipulation with the Bankruptcy Court pursuant to which Horizon paid the January invoice and agreed to pay all future invoices and the Company agreed not to exercise their termination right, assuming all future payments are made in accordance with the agreement. The Stipulation further provides that Horizon is permitted to withhold amounts under monthly invoices in excess of $3 million if it determines in good faith that such amounts in excess of $3 million represent an overcharge by the Company, pending resolution of the dispute. In addition, the parties agreed to continue to discuss and negotiate, in good faith, their dispute regarding Horizon's claim. Following a 30 day-period, either party had the right submit the dispute to arbitration in accordance with the agreement.

On March 28, 2003, Horizon filed its Form 10-K for the year ending December 31,
2002. This document disclosed that there was substantial doubt about Horizon's ability to continue as a going concern because of the probability that Horizon will violate one or more of its debt covenants in 2003. The Company's future wholesale revenues under the wholesale network services agreement with Horizon could be materially impacted if Horizon were unable to continue as a going concern.

WIRELINE COMMUNICATIONS REVENUES-Wireline communications revenues increased $2.8 million, or 13%, from $22.3 million in the first quarter of 2002 to $25.1 million in the first quarter of 2003.

Telephone Revenues. Telephone (Incumbent Local Exchange or "ILEC") revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our ILEC business increased $2.2 million, or 21%, from $10.5 million for the three months ended March 31, 2002 to $12.7 million for the three months ended March 31, 2003. Access lines declined slightly over the respective quarters, with lines totaling 51,900 at March 31, 2002 and 51,800 at March 31, 2003; however, revenue improved due to significant increases in carrier access minutes from the three months ended March 31, 2002 to 2003 and due to revenue enhancing network rearrangements. This revenue increase is also attributable to negative regulatory settlement adjustments in first quarter 2002
($.3 million) and favorable receivable reserve adjustments made in the first quarter of 2003 ($.3 million) which together accounted for $.6 million of the quarter over quarter improvement.

Network Revenues. Revenues from fiber optic and other long haul transport related network usage decreased $.4 million, or 21%, from $2.2 million for the three months ended March 31, 2002 to $1.8 million for the three months ended
March 31, 2003. This was primarily due to reductions in network rates.

CLEC Revenues. Revenues from CLEC operations increased $1.1 million, or 22%, from $4.9 million for the three months ended March 31, 2002 to $6.0 million for the three months ended March 31, 2003. Total access lines increased 10,100, or 28%, from 35,900 at March 31, 2002 to 46,000 at March 31, 2003. In addition to approximately $.6 million of revenue growth generated from traditional CLEC services, revenues from private line or dedicated circuits and broadband access for business accounts increased $.5 million, or 26%, from $1.9 million in the first quarter of 2002 to $2.4 million in the first quarter of 2003.

Internet Revenues. Revenues from Internet services remained relatively flat at $4.6 million over the comparative quarters. As part of the Company's previously announced cost control initiatives, operations were ceased in certain dial-up
Internet markets and rates were increased in others, both of which have resulted in some loss of dial-up customers. Additionally, in the process of consolidating multiple billing systems, we recorded dial-up customer adjustments of approximately 3,100 in third quarter 2002 and a final additional adjustment of 5,000 in fourth quarter 2002; however, these adjustments had no financial impact. Despite the overall decline in subscribers from the factors noted above, we grew the number of digital subscriber line ("DSL") customers by 1,700, or 38%, resulting in $.3 million (31%) of DSL revenue growth. Growth in residential
DSL, made possible through line sharing (added in 2001), greatly increased the size of the market population within the existing geographic markets that we serve and improved the attractiveness of the DSL product but has lowered the overall DSL ARPU.



                       NTELOS Inc. (Debtor-in-Possession)

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations
                                    Continued

OTHER COMMUNICATIONS SERVICES REVENUES - Other communications services revenues decreased $.4 million, or 20%, from $1.9 million to $1.5 million for the three month periods ending March 31, 2002 and 2003, respectively. This was primarily due to a decline in rental revenues from the loss of the rentals of our directory assistance calling centers ($.2 million), as well as the $.1 million loss of revenue due to the sale of our alarm business in September 2002.

OPERATING EXPENSES

Operating Expenses                                    Three Months Ended March 31,
------------------------------------------------------------------------------------------------
                                                                                         %
($'s in 000's)                                2003          2002         Variance    Variance
------------------------------------------------------------------------------------------------
Operating Expenses, excluding Depreciation and Amortization and
---------------------------------------------------------------
    Accretion of Asset Retirement Obligation
    ----------------------------------------
Wireless PCS                             $    36,363   $    35,526   $       837         2%

Wireline
    ILEC                                       3,972         4,246          (274)       (6%)
    Network                                      488           572           (84)      (15%)
    CLEC                                       3,968         4,401          (433)      (10%)
    Internet                                   2,863         3,903        (1,040)      (27%)
------------------------------------------------------------------------------------------------
      Total Wireline                          11,291        13,122        (1,831)      (14%)

Other                                          4,972         3,358         1,614        48%
------------------------------------------------------------------------------------------------
Sub-Total                                     52,626        52,006           620         1%
Depreciation & Amortization                   17,911        23,095        (5,184)      (22%)
Accretion of Asset Retirement
    Obligation ("ARO")                           152             -           152          NM
------------------------------------------------------------------------------------------------
Total                                    $    70,689   $    75,101   $    (4,412)       (6%)

TOTAL OPERATING EXPENSES - As noted above, total operating expenses decreased $4.4 million, or 6%, from $75.1 million for the first quarter of 2002 to $70.7 million for the first quarter of 2003. This is primarily attributable to a $5.2 million decrease in depreciation and amortization expense from the $4.6 million decrease in accelerated depreciation related primarily to the early retirement of network equipment in connection with the 3G-1XRTT upgrade, much of which occurred in early 2002. Operating expenses excluding depreciation and amortization and ARO accretion increased $.6 million, or 1%, from $52.0 million to $52.6 million for the three months ended March 31, 2002 and 2003, respectively. Wireline operating expenses, excluding depreciation and amortization and ARO accretion, decreased $1.8 million, or 14% for the three months ended March 31, 2002 as compared to 2003. Wireless operating expenses, excluding depreciation and amortization and ARO accretion, increased $.8 million, or 2% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Within the wireline business, $1.0 million is from the Internet segment due primarily to the exit of certain dial-up Internet markets and integration efficiencies. Operating expenses, excluding depreciation and amortization, from the other communication service businesses increased $1.6 million due primarily to increases in corporate related professional fees and insurance costs, as well as the first quarter 2003 operational and capital restructuring charges of $2.4 million, which exceeded the first quarter 2002 operational and capital restructuring charges of $1.3 million by $1.2 million. Across all businesses, continued operating expense reductions driven by the operational restructuring in early 2002 and continued improvements in network efficiency and other cost control initiatives aided in holding operating expenses down from year to year despite continued customer growth noted in the preceding revenue discussions.

COST OF WIRELESS SALES - Cost of wireless sales decreased $1.4 million, or 12%, from $12.2 million for the three months ended March 31, 2002 to $10.8 million for the three months ended March 31, 2003. This decrease was achieved despite a 2,200 increase in the number of gross customer additions during the respective periods (39,200 in the first quarter 2002 compared to 41,400 in the first quarter 2003). Cost of acquisition ("COA") per gross addition decreased 24% from $300 in the first quarter 2002 to $228 in the first quarter 2003. Cost of acquisition includes handset subsidy, which relates to Cost of Wireless Sales, and marketing costs, advertising costs, sales commissions and sales management costs, which are classified as Customer Operations Expenses (discussed below). Beginning in first quarter 2003, certain costs associated with handset replacements for existing customers became classified as retention costs (in Customer Operations Expenses) and are no longer included in the cost of acquisition calculation. The impact of this change for first quarter 2003 is a

                       NTELOS Inc. (Debtor-in-Possession)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                    Continued

reduction in cost of acquisition of approximately $24 per gross addition (reclassification of approximately $1.0 million from Cost of Wireless Sales to Customer Operations Expenses). Previous periods have not been restated to reflect this change. The Company's average selling price for handsets (and related accessories) with service contracts was approximately $57.66 in the first quarter of 2002 and $86.48 in the first quarter 2003 and the average related inventory cost was $161.66 and $127.49 for the three months ended March 31, 2002 and 2003, respectively, for a subsidy of $104.00 per unit in first quarter 2002 and $41.01 per unit in first quarter 2003. Additionally, a decrease in customer churn, from 5.09% (3.98% for the post-pay customers) in the first quarter 2002 to 3.45% (2.72% for post-pay customers) in the first quarter 2003 also contributed to holding cost of wireless sales significantly below the related revenue increase.

MAINTENANCE AND SUPPORT EXPENSES - Maintenance and support expenses decreased $1.2 million, or 7%, from $16.9 million to $15.7 million for the three months ended March 31, 2002 and 2003, respectively. Contributing to the decrease were staff reductions, cost containment measures across all segments and improved efficiency in network and transport costs (i.e. network grooming), offset by increased unbundled network elements ("UNE's") and transport costs due to CLEC customer growth.

DEPRECIATION AND AMORTIZATION EXPENSES - Depreciation and amortization expenses decreased $5.2 million, or 22%, from $23.1 million for the first quarter 2002 to $17.9 million for the first quarter 2003. Contributing to this decrease was $7.5 million of accelerated depreciation recorded in the first quarter of 2002 on wireless digital PCS equipment (primarily from early retirements related to the 3G-1XRTT upgrade), which was either replaced during the first quarter of 2002 or was scheduled to be replaced over the remainder of 2002 and into the first half of 2003. This accelerated depreciation continued through the remainder of 2002 and will continue in 2003 on the assets scheduled to be retired during 2003. In the first quarter 2003, accelerated depreciation on 3G-1XRTT related early retirements was $1.7 million and the accelerated depreciation on the Portsmouth call center building was $1.2 million (due to the sale of this building in May 2003 - Note 5). Additionally, there was a decrease in depreciable assets of $12 million due to the asset impairment charges recorded in the fourth quarter 2002 on property, plant and equipment in the Eastern Virginia PCS market.

ACCRETION OF ASSET RETIREMENT OBLIGATIONS - Accretion of asset retirement obligations was $.2 million for the quarter ended March 31, 2003. This charge is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This relates to the adoption of SFAS No. 143 (Note 2) on January 1, 2003.

CUSTOMER OPERATIONS EXPENSES - Customer operations expenses increased $2.3 million, or 15%, from $15.8 million in the first quarter of 2002 to $18.1 million in the first quarter of 2003. This was due primarily to the 23% increase in customers from March 31, 2002 to March 31, 2003. Offsetting this increase, customer operations related COA expenses such as marketing costs, advertising costs, sales commissions and sales management costs decreased from cost containment efforts related to advertising and marketing expenses and a shift in the sales channel mix from the more expensive indirect channel to the direct channel.

CORPORATE OPERATIONS EXPENSES - Corporate operations expenses decreased $.2 million, or 3%, from $5.9 million to $5.7 million for the three months ended March 31, 2002 and 2003, respectively. This decrease is primarily due to personnel reductions in corporate related back office functions, offset by increases in insurance costs and fees for other professional services not directly related to the financial restructuring.

OPERATIONAL AND CAPITAL RESTRUCTURING CHARGES - Operational and capital restructuring charges of $2.4 million were recorded in the first quarter of 2003 relating to professional fees incurred for the period January 1, 2003 through March 3, 2003 in connection with the comprehensive financial restructuring which ultimately resulted in our bankruptcy petition filing on March 4, 2003. These costs represent legal and advisory fees related to the restructuring of our debt and capital structure and will continue to be incurred while the Company is in bankruptcy. Charges of this nature for the period March 4, 2003 through March 31, 2003 totaled $1.3 million and were recorded in reorganization items below operating income in accordance with SOP 90-7 (Note 1). In the first quarter of 2002, a restructuring charge was recorded based on an approved plan to reduce our workforce by approximately 15% through the offering of early retirement incentives, the elimination of certain vacant and budgeted positions and the elimination of some jobs. The plan also involved exiting certain facilities in connection with the workforce reduction and centralizing certain functions. The first quarter charge was $1.3 million, which related to severance costs for employees notified in the first quarter 2002 and estimated lease obligations associated with the exit of certain facilities.

                       NTELOS Inc. (Debtor-in-Possession)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                    Continued

OTHER INCOME (EXPENSES)
-----------------------

We reported $2.0 million in gains on the sale of assets in the first quarter 2002 related to the sale of PCS licenses (Note 5). No transactions of this nature occurred in the first quarter 2003.

Interest expense decreased $3.7 million, or 20%, from $19.0 million to $15.3 million for the three months ended March 31, 2002 and 2003, respectively. This decrease is due to the fact that $6.6 million of interest expense which would have been recorded against the unsecured senior and subordinated notes was not reported based on our application of the provisions of SOP 90-07 (Notes 1 and 4).

Reorganization items totaling $29.4 million were recorded for the three months ended March 31, 2003 in accordance with the provisions of SOP 90-07 (Note1). A breakdown of these changes is as follows (in thousands):

Description                                                             Amount
--------------------------------------------------------------------------------
Professional fees and expenses                                  $        1,292
Write-up of Senior Notes and Subordinated Notes to their
    expected allowable claim                                            14,117
Write-off of deferred debt issuance costs                               13,949
-------------------------------------------------------------------------------
    Total reorganization items                                  $       29,358


     Other income (expense) remained relatively flat from the first quarter of 2002 to the first quarter of 2003.

INCOME TAXES
------------

Income taxes decreased $1.9 million, or 121%, from a tax benefit of $1.6 million for the three months ended March 31, 2002 to tax expense of $.3 million for the three months ended March 31, 2003. The 2002 benefit is net of a valuation allowance of $11.0 million. The benefit that was recorded was the income statement tax effect of the change in our interest rate swap obligation. The tax benefit from this was not reserved due to the certainty of realization. The current year tax expense relates to state minimum taxes. At March 31, 2003, the tax asset valuation reserve was $174.0 million which fully offsets the related income tax net assets generated primarily from net operating losses except for the portion related to the swap agreement as discussed above.


MINORITY INTERESTS IN LOSSES (EARNINGS) OF SUBSIDIARIES
-------------------------------------------------------

Minority interests in losses remained relatively flat and were immaterial in both the current and prior year comparative quarters.

DIVIDEND REQUIREMENTS ON PREFERRED AND PREFERRED STOCK REORGANIZATION ITEM
---------------------------------------------------------------------------

Dividend requirements on preferred stock decreased $1.3 million, from $5.0 million in the first three months of 2002 to $3.7 million in the first three months of 2003. This decrease is due to the fact that $1.6 million of preferred stock dividends and issuance cost accretion which otherwise would have been recorded in the first quarter 2003 was not recorded based on our application of the SOP 90-07 provisions.

In addition to the above, we recorded a reorganization item of $8.3 million representing accretion of the preferred stock to its expected allowable claim.

                       NTELOS Inc. (Debtor-in-Possession)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                    Continued

The Company issued $250 million of redeemable convertible preferred stock in July 2000. The preferred stock accrues dividends at rates of 8.5% and 5.5% per annum for the Series B preferred and Series C preferred, respectively, which is payable semi-annually on June 30 and December 31. If dividends are not paid in cash, the unpaid amount is added to the accreted value of the preferred stock. As of March 31, 2003, all dividends have been paid in kind. In addition to the dividend accruals, accretion of the issuance costs is recorded in dividend requirements on preferred stock. This amounted to $.3 million in the first quarter 2002 and $.2 million in the first quarter 2003.

     MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. These financial instruments and the Company's exposure to market risk and interest rate changes will likely be significantly altered based on the aforementioned Bankruptcy Case. The Company has limited investments which are subject to significant long-term market risk as they are primarily high grade, fixed rate instruments. With respect to long-term debt instruments, at March 31, 2003 the Company had $395.9 million (or 60% of total long-term debt), which are fixed rate instruments. While changes in interest rates impact the fair value of these instruments, there is no impact to earnings and cash flows. The remaining $260.3 million of long-term debt represents borrowings against the Senior Credit Facility. Of the $260.3 million, the interest rate risk of $162.5 million is managed by two interest rate swap agreements. The remaining $97.8 million of outstanding credit facility debt is subject to interest rate risks. Currently, the variable interest rate is significantly below those covered by the interest rate swap agreements. As the variable interest rate is based on the one month LIBOR rate, we are most vulnerable to changes in these short-term rates. Of the $656.2 million of total long-term debt, $641.8 million is subject to compromise (Notes 1, 4, and 8)

     LIQUIDITY AND CAPITAL RESOURCES

In September 2002, we retained UBS Warburg as our financial advisor to assist us in exploring a variety of restructuring alternatives. Thereafter, continued competition in the wireless telecommunications sector resulted in a modification to the assumptions used in our long-term business plan, including a reduction in wireless subscriber growth, a decrease in average revenue per wireless subscriber, slower improvement in subscriber churn and slower growth in wholesale revenues. In addition, capital and lending prospects for telecommunication companies continued to deteriorate. On November 29, 2002, we entered into an amendment and waiver with the lenders under the Senior Credit Facility, which restricted the amounts that we could borrow and waived our obligation to make certain representations in order to submit a borrowing request. Without an extension of the waiver, we did not have access to the Senior Credit Facility following January 31, 2003. During this period, we were actively negotiating with our debtholders to develop a comprehensive financial restructuring plan. As a result of the above factors and current market conditions, we were unable to reach an agreement with our debtholders on an out-of-court restructuring plan and, accordingly, on March 4, 2003, we filed a petition for relief under Chapter 11 of the Bankruptcy Code.

As a result of the bankruptcy filing, we no longer have the ability during the pendency of the bankruptcy filing to make additional borrowings under the Senior Credit Facility. However, the Company has access to the $35 million DIP Financing Facility described in the preceding overview section. The DIP Financing Facility is available to meet ongoing financial obligations in connection with our regular business operations, including obligations to vendors, customers and employees during the Bankruptcy Case. Additionally, at March 31, 2003, we had $24.8 million of cash available to fund current operating needs.

During the first quarter of 2003, net cash provided by operating activities was $24.4 million, with $5.3 million provided by operations plus net positive changes in operating assets and liabilities totaling $19.1 million. Depreciation, amortization and accretion of the asset retirement obligation totaled $18.1 million. The principal changes in operating assets and liabilities were as follows: accounts receivable decreased by $.7 million due to improvement in receivable turnover; inventories and supplies decreased $.5 million due to efforts to reduce handset inventory levels in recognition of improvement in handset availability and improved inventory flow; other assets and income taxes increased by $2.8 million primarily from a $1.9 million insurance prepayment and from other vendor related deposits; and, accounts payable and other current liabilities, including liabilities subject to compromise, increased a total of $20.5 million due to the timing of payments, significantly impacted by the bankruptcy stay on pre-petition liabilities (Note 1).

During the first quarter of 2002, net cash provided by operating activities was $5.9 million, with $.5 million used in operations offset by net positive changes in operating assets and liabilities totaling $6.4 million. Within the $.5 million used in operations, one of the reconciling items adjusting net income to net cash is an adjustment for $9.1 million which represents interest expense paid from restricted cash, net of interest income earned from this restricted cash. This is reflected as an adjustment to reconcile net income to net cash since the payment of interest on the Senior Notes was paid out of restricted cash through August 15, 2002. The principal changes in operating assets and liabilities were as follows: accounts receivable increased by $1.6 million, or 5%, due primarily to a 5% increase in revenues over the fourth quarter 2001; inventories and supplies decreased $3.8 million due to efforts to reduce handset inventory levels in recognition of improvement in handset availability; other current assets decreased $1.4 million primarily due to favorable collections experience of other receivables; and, current liabilities increased $2.8 million due to a $3.2 million decrease in interest accrued on the Senior Subordinated Notes due to the $6.4 million February semi-annual interest payment offset by $6.0 million in increased current liabilities due to the timing of other payments at the end of the respective periods.

                       NTELOS Inc. (Debtor-in-Possession)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                    Continued

Our cash flows used in investing activities for the first quarter of 2003 aggregated $11.0 million and primarily included $11.3 million for first quarter capital expenditures, offset by $.3 million in proceeds from the sale of investments.


     Our cash flows used in investing activities for the first quarter of 2002 aggregated $18.5 million and included the following:

o $29.1 million for first quarter capital expenditures, $9.9 million of which was for the wireless upgrade to 3G-1XRTT technology in the western markets in support of the Horizon wholesale network services agreement; and,

o $10.6 million in proceeds from the sale of communications towers and inactive PCS licenses (Note 5).

Net cash provided by financing activities for the first quarter of 2003 aggregated $.8 million which represents scheduled principal payments on other long-term debt.

Net cash provided by financing activities for the first quarter of 2002 aggregated $7.2 million, which included $10.0 million of additional borrowings against the Senior Credit Facility, a $1.8 million use of cash for scheduled principal payments on other long-term debt, and $1.0 million primarily used to pay loan amendment fees.

In 2003, we anticipate capital restructuring upon the emergence from bankruptcy which, if consummated as described in "Chapter 11 Bankruptcy Filing" above, will significantly improve the level of leverage and reduce cash outflows for interest payments from the planned conversion or extinguishment of the Senior Notes and Subordinated Notes, will result in the securing of $75 million of new 9.0% convertible notes of the reorganized Company ("New Notes"), and will result in lower average interest rates on the remaining debt. From an operational standpoint, we anticipate a continued increase in PCS subscribers, continued improvement in cash flows in most of the operating segments, particularly in the wireless segment, and continued revenue growth from our wireline segments. Consummation of a plan of reorganization and achievement of these results is important to ensure long-term liquidity and continued access to borrowings under our Senior Credit Facility.

     In addition, our liquidity needs will be impacted by:

o capital expenditures required to complete the deployment of 3G-1XRTT technology in certain of the VA Alliance and WV Alliance markets (approximately $10 million);

o capital expenditures required to support customer growth and wholesale usage to provide sufficient PCS capacity;

o capital expenditures required to support access line growth in existing markets;

o    significant interest expense associated with debt;

o expenditures required to settle pre-petition obligations in accordance with an approved plan of reorganization; and,

o financial advisory, legal and other professional fees incurred during the bankruptcy.

                       NTELOS Inc. (Debtor-in-Possession)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                    Continued

     Our liquidity sources assume:

o    cash flow from operations;

o $35 million available under our DIP Financing Facility, subject to compliance with financial, business and reporting covenant requirements during the pendency of the Bankruptcy Case;

o    $75 million of proceeds from the planned issuance of New Notes; and,

o disposition of additional non-strategic businesses and assets, including $6.9 million from the sale of the Company's Portsmouth Virginia call center building and $8.7 million from the planned sale of the wireline cable operation. As defined in the April 17, 2003 court orders approving these transactions, the net proceeds from these sales are required to be paid against the pre-petition balances of the senior credit facility and against the DIP facility in their order of priority.

o In addition, the Company holds PCS licenses in 17 markets where service is currently being provided and 20 markets where service is not currently being provided. In many cases we own licenses covering spectrum in excess of what will be needed to execute our business plan for the foreseeable future.

We expect capital expenditures for the year 2003 to be between $58 million and $66 million. We expect these capital expenditures to be used to:

o complete deployment of 3G-1XRTT technology in certain of the VA Alliance and WV Alliance markets;

o support network capacity and coverage demands of VA East, VA Alliance and WV Alliance operations;

o support customer and usage growth in ILEC, CLEC and Internet access services; and,

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

Subject to consummation of a restructuring plan, as described above, and based on our assumptions about the future of our operating results and our capital expenditure needs, we believe that we will have sufficient financial resources to fund our existing and currently anticipated operational plans. However, if any of our assumptions prove incorrect, or we are unable to consummate the aforementioned plan of reorganization, we would not have sufficient financial resources to continue as a going concern.

                       NTELOS Inc. (Debtor-in-Possession)


    Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company's $260.3 million of outstanding borrowings under the Senior Credit Facility bears interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The Company's Senior Notes and Subordinated Notes are at fixed interest rates of 13% and 13.5%, respectively. The Company has other fixed rate, long-term debt totaling $24.2 million at March 31, 2002.

The Company is exposed to market risks primarily related to interest rates. To manage its exposure to interest rate risks and in accordance with conditions of the senior note indenture, the Company entered into two, five year interest rate swap agreements with notional amounts of $162.5 million in September 2000. These swap agreements manage the Company's exposure to interest rate movements by effectively converting a portion of the long-term debt from variable to fixed rates. The net face amount of interest rate swaps subject to variable rates as of March 31, 2002 and 2003 was $162.5 million. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 1.36% as of March 31, 2002. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes. Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At March 31, 2003, the Company had minor exposure to credit loss on interest rate swaps. At March 31, 2002 and 2003, the swap agreements had a fair value $11.2 million and $19.3 million, respectively, below their combined face value. The effects of a one percentage point change in LIBOR rates would change the fair value of the swap agreements by $4.1 million for a one percentage point increase in the rate (to $15.2 million below face value) and $4.2 million for a one percentage point decrease in the rate (to $23.5 million below face value). The interest rate swap liability at March 31, 2003 has been classified as a current liability (within the liabilities subject to compromise) as a result of the bankruptcy filing and a cross-default as a result of non-compliance with the debt to capitalization rates under the Senior Credit Facility. The Company has interest rate risk on the borrowings in excess of the $162.5 million of senior bank debt covered by the swap noted above. At March 31, 2003, the Company's senior bank debt totaled $260.3 million, or $97.8 million over the swap agreements.

The Company's Senior Notes are trading at rates well below their book values. The Company's management believes that the risk of the fair value exceeding the carrying value of this debt in the foreseeable future is remote due to filing of the Bankruptcy Cases.

At March 31, 2003, the Company's financial assets included cash and cash equivalents of $24.8 million and securities and investments of $8.4 million, $7.8 million of which are restricted. With respect to the cash and cash equivalents, as well as $8.0 million of the investments, there are no material market risks as these are fixed maturity, high quality instruments. Also, we believe there are minimal credit risks as the counterparties are prominent financial institutions.


    Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date ("Evaluation Date") within 90 days before the filing of this quarterly report on Form 10-Q, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)  Change in Internal Controls

     There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                   NTELOS Inc.

                                            Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         During the pendency of the Bankruptcy Case, all pending litigation is stayed. See Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 2.  Changes In Securities

         In connection with the Company's comprehensive financial restructuring, the Company did not make the semi-annual interest payments of $18.2 million and $6.4 million due February 18, 2003 on its Senior Notes and Subordinated Notes, respectively. On March 4, 2003, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. As a result of the Bankruptcy Case, no principal or interest payments will be made on the Senior Notes or Subordinated Notes until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Bankruptcy Case is set forth elsewhere in this Form 10-Q, including Note 1 to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

        (A)      Exhibits

        99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.


        (B)      Reports on Form 8-K

             Form 8-K dated February 18, 2003, pertaining to a press release announcing that the Company was in active discussions with its debtholders concerning a comprehensive financial restructuring plan and that, in connection with these discussions, the Company would not make the scheduled semi-annual interest payments due February 18, 2003, on its senior and subordinated notes.

             Form 8-K dated March 4, 2003, pertaining to a press release announcing that the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             NTELOS Inc.

May 15, 2003                 /s/J. S. Quarforth
                             --------------------------------------------------
                             J. S. Quarforth, Chief Executive Officer








May 15, 2003                 /s/M. B. Moneymaker
                             --------------------------------------------------
                             M. B. Moneymaker, Senior Vice President and
                             Chief Financial Officer, Treasurer and Secretary

Certification of the Chief Executive Officer

I, James S. Quarforth, certify that:



1.       I have reviewed this quarterly report on Form 10-Q of NTELOS Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003                         By:      /s/ James S. Quarforth
                                               --------------------------------
                                                     James S. Quarforth
                                                     Chief Executive Officer

Certification of the Chief Financial Officer


I, Michael B. Moneymaker, certify that:



1.       I have reviewed this quarterly report on Form 10-Q of NTELOS Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 15, 2003                        By:      /s/ Michael B. Moneymaker
                                               --------------------------------
                                                     Michael B. Moneymaker
                                                     Chief Financial Officer