Form 10-Q
period 2003-06-30
NTELOS INC
filed 2003-08-14
CIK 829676

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                 June 30, 2003                 Commission File No.             0-16751

NTELOS Inc. (Debtor-in-Possession)

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1443350

(State or other jurisdiction of incorporation or organization)	(I R S employer identification no.)

P. O. Box 1990, Waynesboro, Virginia	22980

(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code             540-946-3500

None

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class    COMMON STOCK, NO PAR VALUE            Outstanding 8/14/03    17,780,248

NTELOS Inc. (Debtor-in-Possession)

I N D E X

NTELOS Inc. (Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2003 (Unaudited)	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$26,421	$12,216
Accounts receivable, net of allowance of $22,377 ($23,170 in 2002)	30,489	33,748
Inventories and supplies	2,816	2,588
Other receivables and deposits	3,861	3,058
Prepaid expenses and other	5,277	3,557

	68,864	55,167

Investments and Advances
Securities and investments	534	867
Restricted investments	7,829	7,829

	8,363	8,696

Property, Plant and Equipment
Land and building	42,054	51,026
Network plant and equipment	447,789	437,938
Furniture, fixtures and other equipment	66,024	65,366

Total in service	555,867	554,330
Under construction	19,188	15,722

	575,055	570,052
Less accumulated depreciation	156,842	135,597

	418,213	434,455

Other Assets
Goodwill, net	86,016	86,016
Other intangibles, less accumulated amortization of $1,330 ($1,379 in 2002)	1,415	1,879
Radio spectrum licenses in service	107,234	107,234
Other radio spectrum licenses, net	2,310	2,572
Radio spectrum licenses not in service	7,107	7,155
Deferred charges	4,815	18,563
Deferred income taxes	7,370	7,784

	216,267	231,203

	$711,707	$729,521

See Notes to Condensed Consolidated Financial Statements.

NTELOS Inc. (Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2003 (Unaudited)	December 31, 2002
Liabilities and Shareholders' Deficit
Current Liabilities
Current Liabilities Not Subject to Compromise
Long-term debt in default and scheduled maturities	$2,371	$623,762
Deferred liabilities—interest rate swap agreements relating to debt in default	—	20,012
Accounts payable	10,057	22,350
Advance billings and customer deposits	12,302	13,013
Accrued payroll	3,305	6,160
Accrued interest	1,587	19,131
Deferred revenue	1,146	4,455
Income tax payable	115	50
Other accrued liabilities	5,865	5,177

Total Current Liabilities Not Subject to Compromise	36,748	714,110
Current Liabilities Subject to Compromise	711,907	—

	748,655	714,110

Long-term Liabilities
Long-term Liabilities Not Subject to Compromise
Long-term debt	11,790	18,960
Other long-term liabilities
Retirement benefits	602	25,542
Long-term deferred liabilities	21,214	26,899

Total Long-term Liabilities Not Subject to Compromise	33,606	71,401
Long-term Liabilities Subject to Compromise	41,272	—

	74,878	71,401

Minority Interests	508	523

Redeemable Convertible Preferred Stock Not Subject to Compromise	—	286,164
Redeemable Convertible Preferred Stock Subject to Compromise	298,246	—
Commitments and Contingencies
Shareholders’ Deficit
Preferred stock, no par value per share, authorized 1,000 shares; none issued	—	—
Common stock, no par value per share, authorized 75,000 shares; issued 17,780 shares (17,780 in 2002)	182,380	182,380
Stock warrants	22,874	22,874
Accumulated deficit	(601,100)	(532,565)
Accumulated other comprehensive loss	(14,734)	(15,366)

	(410,580)	(342,677)

	$711,707	$729,521

See Notes to Condensed Consolidated Financial Statements.

NTELOS Inc. (Debtor-in-Possession)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Operating Revenues
Wireless communications	$46,093	$38,545	$92,875	$74,316
Wireline communications	25,453	24,161	50,583	46,479
Other communications services	1,363	2,188	2,902	4,120

	72,909	64,894	146,360	124,915

Operating Expenses
Cost of wireless sales (exclusive of items shown separately below)	11,286	12,225	22,066	24,448
Maintenance and support	15,572	16,695	31,261	33,586
Depreciation and amortization	20,187	20,658	38,098	43,753
Accretion of asset retirement obligations	171	—	323	—
Customer operations	19,087	15,461	37,152	31,232
Corporate operations	7,339	4,804	13,004	10,658
Operational and capital restructuring charges	—	1,426	2,427	2,693

	73,642	71,269	144,331	146,370

Operating Income (Loss)	(733)	(6,375)	2,029	(21,455)
Other Income (Expenses)
Gain on sale of assets	—	2,782	—	4,737
Interest expense (contractual interest for the three and six months ended June 30, 2003 was $18,687 and $37,664, respectively)	(6,381)	(19,884)	(21,666)	(38,888)
Other expenses	(120)	(1,599)	(206)	(1,732)
Reorganization items	(3,968)	—	(33,326)	—

	(11,202)	(25,076)	(53,169)	(57,338)
Income Tax (Benefit)	219	(2,000)	545	(3,569)

	(11,421)	(23,076)	(53,714)	(53,769)
Minority Interests in (Income) Losses of Subsidiaries	(6)	222	15	251

Loss before Cumulative Effect of an Accounting Change	(11,427)	(22,854)	(53,699)	(53,518)
Cumulative Effect of an Accounting Change	—	—	2,754	—

Net Loss	(11,427)	(22,854)	(56,453)	(53,518)
Dividend requirements on preferred stock (contractual preferred stock dividends for the three and six months ended June 30, 2003 were $5,085 and $10,367, respectively)	—	5,019	3,757	10,038
Reorganization items—accretion of preferred stock	—	—	8,325	—

Loss Applicable to Common Shares	$(11,427)	$(27,873)	$(68,535)	$(63,556)

Per Common Share—Basic and Diluted:
Loss applicable to common shares before cumulative effect of an accounting change	$(0.64)	$(1.61)	$(3.70)	$(3.69)
Cumulative effect of an accounting change	—	—	(.15)	—

Loss Applicable to Common Shares	$(0.64)	$(1.61)	$(3.85)	$(3.69)
Average shares outstanding—basic and diluted	17,780	17,260	17,780	17,240

Pro forma amounts assuming the accounting change is applied retroactively:
Loss applicable to common shares	$(11,427)	$(28,125)	$(65,781)	$(64,054)
Loss applicable to common shares (per share)—basic and diluted	$(0.64)	$(1.63)	$(3.70)	$(3.72)

See Notes to Condensed Consolidated Financial Statements.

NTELOS Inc. (Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,453)	$(53,518)
Cumulative effect of an accounting change	2,754	—

Loss before cumulative effect of an accounting change	(53,699)	(53,518)
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash reorganization items	28,066	—
Gain on disposition of assets and investments	—	(4,737)
Depreciation and amortization	38,098	43,753
Accretion of asset retirement obligations	323	—
Recognition of impairment loss on securities	—	1,158
Non-cash restructuring charge	—	1,620
Deferred taxes	—	(4,072)
Retirement benefits and other	212	781
Net interest expense payable from restricted cash	—	13,650
Accrued interest income on restricted cash	—	(201)
Accretion of loan discount and origination fees	853	2,387
Changes in assets and liabilities from operations, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	3,259	(594)
(Increase) decrease in inventories and supplies	(228)	6,694
(Increase) decrease in other current assets	(2,473)	121
Changes in income taxes	65	123
Increase (decrease) in accounts payable	6,531	(10,950)
Increase in other current liabilities	8,771	6,970
Accrued interest expense on debt subject to compromise	10,322	2,240

Net cash provided by operating activities	40,100	5,425

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26,048)	(52,267)
Proceeds from sale of property, plant and equipment and investments	6,910	26,708
Other	—	(873)

Net cash used in investing activities	(19,138)	(26,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	21,000
Payments on senior secured term loans	(5,837)	—
Additional payments under lines of credit (net) and other debt instruments	(920)	(5,720)
Net proceeds from issuance of stock	—	251
Other	—	(1,081)

Net cash (used in) provided by financing activities	(6,757)	14,450

Increase (decrease) in cash and cash equivalents	14,205	(6,557)
Cash and cash equivalents:
Beginning	12,216	7,293

Ending	$26,421	$736

See Notes to Condensed Consolidated Financial Statements.

NTELOS Inc. (Debtor-in-Possession)

Condensed Consolidated Statements of Shareholders’ Deficit

(Unaudited)

	Common Stock		Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ (Deficit) Equity
(In thousands)	Shares	Amount
Balance, December 31, 2001	17,209	$182,093	$22,874	$(23,201)	$(8,200)	$173,566
Comprehensive loss:
Net loss				(30,664)
Derivative gain, net of $735 of deferred taxes					1,156
Unrealized loss on securities available for sale, net of $212 of deferred tax benefit					(333)
Comprehensive loss						(29,841)
Dividends on preferred shares				(5,019)		(5,019)
Common stock issuance	4	58				58
Shares issued through employee stock purchase plan	29	146				146

Balance, March 31, 2002	17,242	$182,297	$22,874	$(58,884)	$(7,377)	$138,910
Comprehensive loss:
Net loss				(22,854)
Cash flow hedge:
Derivative loss, net of $1,380 of deferred tax benefit					(2,168)
Reclassification of unrealized loss to realized loss, included in net income					444
Unrealized loss on securities available for sale, net of $8 of deferred tax benefit					12
Comprehensive loss						(24,566)
Dividends on preferred shares				(5,019)		(5,019)
Other, net	(6)	(213)				(213)
Shares issued through employee stock purchase plan	58	105				105

Balance, June 30, 2002	17,294	$182,189	$22,874	$(86,757)	$(9,089)	$109,217

Balance, December 31, 2002	17,780	$182,380	$22,874	$(532,565)	$(15,366)	$(342,677)
Comprehensive loss:
Loss before cumulative effect of an accounting change				(42,272)
Cumulative effect of an accounting change				(2,754)
Derivative gain, net of $299 of deferred taxes					452
Comprehensive loss						(44,574)
Dividends on preferred shares (contractual preferred stock dividends for the three months ended March 31, 2003 were $5,367)				(3,757)		(3,757)
Reorganization item—accretion of preferred stock				(8,325)		(8,325)

Balance, March 31, 2003	17,780	$182,380	$22,874	$(589,673)	$(14,914)	$(399,333)
Comprehensive loss:
Net loss				(11,427)
Derivative gain, net of $115 of deferred taxes					180
Comprehensive loss						(11,247)
Dividends on preferred shares (contractual preferred stock dividends for the three months ended June 30, 2003 were $5,085)				—		—

Balance June 30, 2003	17,780	$182,380	$22,874	$(601,100)	$(14,734)	$(410,580)

See Notes to Condensed Consolidated Financial Statements.

NTELOS Inc. (Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

1.    ORGANIZATION

Overview

NTELOS Inc. (debtor-in-possession, hereafter referred to as “NTELOS” or the “Company”) is an integrated communications provider that provides a broad range of products and services to businesses, telecommunication carriers and residential customers in Virginia and surrounding states. The Company’s services include wireless digital personal communications services (“PCS”), local and long distance telephone services, dial-up Internet access, DSL (high-speed Internet access), paging, and wireline and wireless cable television.

On March 4, 2003 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). By order of the Bankruptcy Court, the Debtors’ respective cases are being jointly administered under the case number 03-32094 (the “Bankruptcy Case”) for procedural purposes only. The Bankruptcy Case was commenced in order to implement a comprehensive financial restructuring of the Company. Total assets and liabilities for subsidiaries not included in the Bankruptcy filing were $1,115,000 and $5,000, respectively as of June 30, 2003. Additionally, revenues for these subsidiaries for the three and six months ended June 30, 2003 were $131,000 and $263,000, respectively, and, for the three and six months ended June 30, 2003, these subsidiaries generated operating income of $11,000 and an operating loss of $41,000, respectively.

Despite the Company’s efforts to restructure its business and negotiate with its debtholders to develop a comprehensive financial restructuring plan, the Company was unable to reach an agreement with its debtholders on an out-of-court restructuring plan and, accordingly, on March 4, 2003, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code. For more information regarding the events and circumstances leading up to the Chapter 11 filing, refer to Note 1 of the notes to the consolidated financial statements contained in Item 8 of the Company’s Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

The Company conducts its operations through a number of wholly-owned or majority-owned subsidiaries. While it implements the proposed recapitalization, the Company expects its subsidiaries to continue to operate in the ordinary course of business.

Proposed Restructuring

The Bankruptcy Case was commenced in order to implement a comprehensive financial restructuring of the Company, including the senior notes due 2010 (the “Senior Notes”), subordinated notes due 2011 and preferred and common equity securities.

In order to meet ongoing obligations during the reorganization process, the Company entered into a $35 million debtor-in-possession financing facility (the “DIP Financing Facility”), which was approved by final order of the Bankruptcy Court on March 24, 2003. As of April 11, 2003, the Company had satisfied all conditions for full access to the DIP Financing Facility. However, as of the date of this filing, no funds have been drawn against this facility.

The Company anticipates that the Plan will be funded by two sources of capital: (i) an equity investment made by certain holders of Senior Notes for $75 million in the aggregate in exchange for new 9% convertible notes (“New Notes”) of the reorganized company and (ii) a credit facility which permits the Company to continue to have access to its current $225 million of outstanding term loans with a $36 million revolver commitment (“Exit Financing Facility”). This Exit Financing Facility also provides that the term loans and any new borrowings under the revolver will be at current rates and existing maturities. Under the terms of the Plan, the Company is required to pay off the $36 million Senior Credit Facility revolver upon emergence.

On April 10, 2003, the Company entered into a Plan Support Agreement (the “Plan Support Agreement”) with a majority of the lenders under its Senior Credit Facility. The Plan Support Agreement provides that the lenders will agree to support a “Conforming Plan,” which must include the following: (i) financing upon emergence from bankruptcy on agreed terms, (ii) cancellation or conversion of substantially all of the Company’s outstanding debt (other than as noted in (iii) below) and equity securities into equity of the reorganized company upon emergence from bankruptcy, (iii) outstanding indebtedness on the effective date of the Plan consisting of only certain hedge agreements, Exit Financing Facility, New Notes, existing government loans and certain capital leases, (iv) consummation of the sale of New Notes on the effective date of the Plan and (v) repayment of the DIP Financing Facility and the $36 million outstanding under the revolver.

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

The Plan Support Agreement provided that a Conforming Plan and accompanying disclosure statement must be filed with the Bankruptcy Court prior to May 31, 2003 and that a disclosure statement, reasonably acceptable to the lenders, must be approved by the Bankruptcy Court no later than August 15, 2003. In addition, the Plan Support Agreement obligates the Company to have filed a Conforming Plan, solicited votes and conducted a confirmation hearing prior to September 30, 2003. For more information regarding the Plan Support Agreement and Subscription Agreement, including conditions to the consummation of such agreements, please refer to the Company’s Form 8-K dated April 10, 2003, which attaches copies of the agreements.

On July 1, 2003 the Bankruptcy Court approved the Company’s Disclosure Statement, which provides details regarding the Company’s Joint Plan of Reorganization (“Plan”). The Bankruptcy Court approval of the Disclosure Statement dated July 1, 2003 allowed the Company to commence soliciting votes for confirmation of its Plan. The Disclosure Statement and ballots to all classes entitled to vote on the Plan were mailed on or about July 7, 2003, with a deadline for returning completed ballots of August 1, 2003.

Based upon the votes received by the August 1, 2003 voting deadline, the Plan was unanimously accepted by four of the five voting classes. In the remaining class, consisting of general unsecured creditors, 94% in number and 96% in principal amount of the votes received accepted the Plan.

On August 12, 2003, the Bankruptcy Court entered an order confirming the Plan. At a confirmation hearing held August 11, 2003, the Bankruptcy Court heard evidence that the Company had met all of the statutory requirements necessary for confirmation of its Plan. Consummation of the Plan is subject to compliance with the terms and conditions set forth in the Plan, including closing of the Company’s proposed Exit Financing Facility and the sale of its New Notes, and receipt of certain regulatory approvals. The Company anticipates emerging from bankruptcy during the third quarter of 2003.

Bankruptcy Proceeding

The Debtors are currently operating their businesses as debtors-in-possession under the Bankruptcy Code. Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The pre-petition obligations of the Debtors are subject to compromise under the Plan. As part of the reorganization process, the Debtors attempted to notify all known or potential creditors of the Chapter 11 filings for the purpose of identifying all pre-petition claims against the Debtors. June 10, 2003 (the “Bar Date”) was set by the Bankruptcy Court as the date by which creditors, other than governmental units (as defined by the Bankruptcy Code), were required to file proofs of claim against the Debtors. The bar date for governmental units to file proofs of claim is August 31, 2003. At this time, the ultimate amount of claims that will be allowed by the Bankruptcy Court has not been finalized. As noted in the following paragraph, in most cases the final settlement amount called for in the Plan differs significantly from the allowable claim. The Debtors do not believe that, in the culmination of this process and based on their knowledge at the time of this filing, there will be a material net increase to the liabilities recorded on their books at June 30, 2003. In addition, as debtors-in-possession, the Debtors have the right, subject to the Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The Debtors have reviewed their executory contracts and unexpired leases to determine which they will reject. The Debtors cannot presently determine with certainty the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. However, the Debtors estimate that this amount will not exceed $1 million.

Pursuant to confirmation of the Plan, the Senior Notes and Subordinated Notes will be converted to the new common equity of the Company. General unsecured creditors with allowed claims in excess of $10,000 will be paid 68% of their allowed claim in three installments as follows: 45% payable upon the effective date of the Plan, 30% one year from the effective date and the final 25% two years after the effective date. General unsecured creditors with allowed claims less than $10,000, termed convenience class creditors, will receive payment in full upon the effective date. Holders of preferred stock will receive warrants to purchase 3% of the new common stock on a fully diluted basis. Holders of common stock will have no recovery.

NTELOS Inc. (Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

Continued

Since the Petition Date, the Debtors have conducted business in the ordinary course. During the pendency of the Bankruptcy Case, the Debtors may, with the Bankruptcy Court approval, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Bankruptcy Case will unfavorably affect the Debtor’s results of operations. Future results of operations may also be adversely affected by other factors related to the Bankruptcy Case.

Basis of Presentation

Our consolidated financial statements have been prepared on a going concern basis of accounting in accordance with accounting principles generally accepted in the United States. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Bankruptcy Case and the circumstances leading to the filing thereof, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to realize the carrying value of its assets and discharge its liabilities is subject to substantial uncertainty. The Company’s ability to continue as a going concern depends upon, among other things, the Company’s ability to comply with the terms of the DIP Financing Facility, consummation of the Joint Plan of Reorganization, availability of exit financing from existing lenders under the Senior Credit Facility, receipt of additional funding through the issuance of an aggregate of $75 million of New Notes, and the Company’s ability to generate sufficient cash flow from operations. Our financial statements do not reflect adjustments for possible future effects on the recoverability of assets or the amounts that may result from the outcome of the Bankruptcy Case.

The Company has adopted the provisions of AICPA Statement of Position 90-07 (Financial Reporting by Entities in Reorganization Under the Bankruptcy Code) (“SOP 90-07”) which apply to the periods after the March 4, 2003 Chapter 11 filing through the application of fresh start accounting upon emergence from bankruptcy. Accordingly, at June 30, 2003, the Company has separated its pre-petition liabilities subject to compromise from those that are not (such as fully secured liabilities that are expected not to be compromised and post-petition liabilities). The Company's Senior Notes, Subordinated Notes and redeemable convertible preferred stock were adjusted to the estimated allowable claims for each of these instruments during the first quarter of 2003 in accordance with SOP 90-07. This adjustment resulted in reorganization items of $22.4 million consisting of unaccreted balances relating to the value originally allocated to the attached stock warrants and preferred stock origination fees. The portion of this relating to preferred stock was $8.3 million which was separately classified from the other reorganization items below net loss as “Reorganization items—accretion of preferred stock”. Also, deferred charges for loan origination fees associated with the Senior Credit Facility and Senior Notes of $14.0 million were written off through the recognition of a reorganization item. In addition, the Company recognized capital restructuring charges of $3.9 million for other costs, primarily professional services related to the Company's financial reorganization, for the three months ended June 30, 2003. These charges for the period March 4, 2003 to June 30, 2003 totaled $5.2 million. Professional fees for the period January 1, 2003 through March 3, 2003 totaled $2.4 million and were classified in the Statement of Operations within “Operational and Capital Restructuring Charges” during the quarter ended March 31, 2003.

Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Liabilities that may be affected by the Plan are reported at the amounts expected to be allowed as determined in the bankruptcy process (referred to as “allowable claims”). In the Bankruptcy Case, substantially all unsecured liabilities as of the Petition Date are subject to compromise under a plan of reorganization to be voted on by impaired creditors and equity holders, if any, who will receive a distribution under the Plan, and approved by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to this approved plan of reorganization and, accordingly, are not presently determinable. Additionally, pursuant to SOP 90-07, professional fees associated with the Bankruptcy Case will be expensed as incurred and reported as reorganization items. Finally, interest expense and preferred dividends will be reported only to the extent that they will be paid during the Bankruptcy Case or that it is probable that they will be an allowed claim. Accordingly, for the three and six month periods ended June 30, 2003 (from March 4, 2003 through June 30, 2003—period subsequent to the Bankruptcy filing), $12.3 million and $16.0 million of interest expense, respectively, and $5.1 million and $6.6 million in preferred dividends, respectively, which would have otherwise been recognized, were not recorded pursuant to these requirements.

These consolidated financial statements do not reflect all of the adjustments that may occur in accordance with the SOP 90-07. It is expected that the proposed Plan will result in “Fresh Start” reporting pursuant to SOP 90-07. Under Fresh Start reporting, the value of the reorganized Company would be determined based on the amount a willing buyer would pay for the Company’s assets upon confirmation of the Plan by the Bankruptcy Court. This value would be allocated to specific tangible and

NTELOS Inc. (Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

Continued

identifiable intangible assets. Liabilities existing as of the effective date of the Plan would be stated at the present value of amounts to be paid based on the Company’s estimated incremental borrowing rate on the effective date of the Plan. Accordingly, assets and liabilities will likely differ significantly under Fresh Start reporting as compared to historical carrying values.

2.    SIGNIFICANT ACCOUNTING POLICIES

In the Company’s opinion, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed consolidated balance sheet dated December 31, 2002, which is derived from audited financial statements, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002, the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

ASSET IMPAIRMENT CHARGES

The Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), on January 1, 2002.

The Company reported $402.9 million in asset impairment charges in the fourth quarter of 2002. For more information regarding this testing and other relevant facts and circumstances related to the asset impairment charge recorded in the fourth quarter of 2002, please refer to Note 2 of the notes to the consolidated financial statements contained in Item 8 of the Company’s Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

The Company has considered the existence of further impairment indicators at June 30, 2003 or after which would require re-measurement for the purpose of determining whether additional adjustments or disclosures are required. The Company does not believe that there is sufficient evidence of impairment indicators to warrant re-measurement at this time.

After adjustments for the aforementioned asset impairment charges, the cost and net book value of the remaining goodwill and licenses with indefinite lives at June 30, 2003 and December 31, 2002 followed by the totals by reportable unit are indicated in the following table.

(In thousands)	Cost	Net Book Value
Goodwill	$93,540	$86,016
PCS Radio Spectrum Licenses In Service	107,386	107,234

Total Indefinite Lived Assets	$200,926	$193,250

Goodwill and Indefinite Lived Assets by Reporting Unit
Wireless PCS	$107,386	$107,234
Telephone	68,472	65,463
Network	4,683	4,683
Internet	12,665	9,833
Other
Wireline Cable	7,720	6,037

Total Indefinite Lived Assets	$200,926	$193,250

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

The Company recorded the effect of the adoption of this standard as of January 1, 2003 in its statement of operations by

NTELOS Inc. (Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

Continued

reporting a $2.8 million charge for the cumulative effect of this accounting change. There is no income tax impact on this amount as the $1.1 million income tax benefit is fully offset by the related valuation reserve (see Note 6). Additionally, $5.6 million of asset retirement obligations were recorded along with the net book value or $2.7 million of retirement obligation assets. In addition to the cumulative effect impact reported in the statement of operations, the Company reported depreciation charges related to the retirement obligation assets and accretion expenses related to the asset retirement obligations for the quarter ended June 30, 2003 of $.1 million and $.2 million, respectively and for the six months ended June 30, 2003 of $.2 million and $.3 million, respectively.

The Company enters into long term leasing arrangements primarily pertaining to tower sites and retail store locations in its wireless segment. Additionally, in its wireline operations, the Company enters into various facility co-location agreements and is subject to locality ordinances. In both cases, the Company constructs assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to its original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset. The following table describes all changes to the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligation at December 31, 2002	$—
Liability recognized in transition	5,484
Accretion of asset retirement obligations	323

Asset retirement obligation at June 30, 2003	$5,807

The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted when the asset retirement obligations were incurred (rather than January 1, 2003) are as follows (in thousands):

	2003	2002
Pro forma amounts of liability for asset retirement obligation at January 1	$5,484	$4,815
Pro forma amounts of liability for asset retirement obligation at June 30	$5,807	$5,180

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and follows the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and the revised disclosure requirements of SFAS No. 148.

Had compensation cost been recorded based on the fair value of awards at the grant date, the pro forma impact on the Company’s loss applicable to common shares and loss per common share—basic and diluted would have been as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Loss applicable to common shares, as reported	$(11,427)	$(27,873)	$(68,535)	$(63,556)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	325	427	650	854

Pro forma loss applicable to common shares	$(11,752)	$(28,300)	$(69,185)	$(64,410)

Loss applicable to common shares (per share):
Basic and diluted—as reported	$(.64)	$(1.61)	$(3.85)	(3.69)
Basic and diluted—pro forma	$(.66)	$(1.64)	$(3.89)	(3.74)

FINANCIAL STATEMENT CLASSIFICATION

Certain amounts on the prior year financial statements have been reclassified, with no effect on net income, to conform to classifications adopted in 2003.

NTELOS Inc. (Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

Continued

3.     DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company manages its business segments with separable management focus and infrastructures. The “Other” segment is comprised of the paging operation, all cable operations and the other communications services operations. Additionally, certain unallocated corporate related items that, in management’s opinion do not provide direct benefit to the operating segments, are included in the Other segment. Total unallocated corporate operating expenses were $6.4 million and $4.7 million for the six months ended June 30, 2003 and 2002, respectively. Within the current year amount is $2.4 million of pre-petition bankruptcy-related professional service fees and within the prior year amount is $2.7 million of operational restructuring charges. Both of these amounts are classified as operational and capital restructuring charges in the statement of operations. Total unallocated corporate operating expenses were $2.4 million and $2.6 million for the three months ended June 30, 2003 and 2002, respectively. Within the prior year amount is $1.4 million of operational restructuring charges.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. These segments are described in more detail in Note 4 of the notes to the consolidated financial statements in Item 8 of the Company’s Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

NTELOS Inc. (Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

Continued

(In thousands)	Telephone	Network	CLEC	Internet	Wireless PCS	Other	Total
For the three months ended June 30, 2003
Operating Revenues	$12,960	$1,676	$6,314	$4,503	$46,093	$1,363	$72,909
Operating Income (Loss)	6,765	554	1,551	1,176	(8,181)	(2,598)	(733)
Plus: Reconciling items to arrive at EBITDA[1], a non-GAAP measure:
Depreciation & Amortization	1,983	823	730	750	15,333	568	20,187
Accretion of asset retirement obligations	2	1	14	—	154	—	171

EBITDA	8,750	1,378	2,295	1,926	7,306	(2,030)	19,625

Total Expenditures for Long-Lived Segment Assets[2]	$990	$489	$805	$457	$10,627	$1,303	$14,671
For the three months ended June 30, 2002
Operating Revenues	$11,729	$2,126	$5,649	$4,657	$38,545	$2,188	$64,894
Operating (Loss) Income	6,296	959	247	621	(12,540)	(1,958)	(6,375)
Plus: Reconciling items to arrive at EBITDA[1], a non-GAAP measure:
Depreciation & Amortization	1,812	783	807	487	16,206	563	20,658

EBITDA	8,108	1,742	1,054	1,108	3,666	(1,395)	14,283

Total Expenditures for Long-Lived Segment Assets[2]	$1,901	$2,939	$910	$443	$15,322	$1,632	$23,147
As of and for the six months ended June 30, 2003
Operating Revenues	$25,677	$3,438	$12,364	$9,104	$92,875	$2,902	$146,360
Operating Income (Loss)	13,068	918	2,783	2,147	(10,493)	(6,394)	2,029
Plus: Reconciling items to arrive at EBITDA[1], a non-GAAP measure:
Depreciation & Amortization	4,423	1,732	1,572	1,517	27,923	931	38,098
Accretion of asset retirement obligations	4	2	22	—	295	—	323

EBITDA	17,495	2,652	4,377	3,664	17,725	(5,463)	40,450

Total Segment Assets	140,708	36,999	33,503	16,555	380,946	15,090	623,801
Corporate Assets							87,906

Total Assets							$711,707

Total Expenditures for Long-Lived Segment Assets[2]	$1,955	$788	$1,415	$1,096	$18,954	$1,840	$26,048
As of and for the six months ended June 30, 2002
Operating Revenues	$22,238	$4,370	$10,592	$9,279	$74,316	$4,120	$124,915
Operating (Loss) Income	10,752	1,930	79	358	(30,489)	(4,085)	(21,455)
Plus: Reconciling items to arrive at EBITDA[1], a non-GAAP measure:
Depreciation & Amortization	3,619	1,483	1,517	1,469	34,400	1,265	43,753

EBITDA	14,371	3,413	1,596	1,827	3,911	(2,820)	22,298

Total Segment Assets	134,644	56,717	29,222	17,333	734,721	26,798	999,435
Corporate Assets							157,199

Total Assets							$1,156,634

Total Expenditures for Long-Lived Segment Assets[2]	$3,062	$4,766	$2,267	$986	$38,336	$2,850	$52,267

[1]	To supplement its financial statements presented on a GAAP basis, the Company references non-GAAP measures, such as EBITDA, to measure operating performance. Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of its operations. Presentation of EBITDA is consistent with the Company’s past practice and EBITDA is a non-GAAP measure commonly used in the communications industry and

NTELOS Inc. (Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

Continued

by financial analysts and others who follow the industry to measure operating performance. Additionally, EBITDA is a primary financial covenant measure in the Company’s Senior Credit Facility. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (both of which are determined in accordance with generally accepted accounting principles) or as a measure of liquidity.

[2]	Includes purchases of long-lived assets other than deferred charges and deferred tax assets.

4.    LONG TERM DEBT IN DEFAULT AND OTHER LONG-TERM DEBT

On March 4, 2003, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (see Note 1). In addition, the Company did not make the scheduled semi-annual interest payments due on February 18, 2003 on its 13% senior notes due 2010 (“Senior Notes”) and 13.5% subordinated notes due 2011 (“Subordinated Notes”) of $18.2 million and $6.4 million, respectively. As a result of the bankruptcy filing, a default for non-payment of these interest payments and non-compliance with a debt to capitalization covenant under its credit agreement, dated July 26, 2000, as amended (also referred to as “Senior Credit Facility”), the Company has classified borrowings under its Senior Credit Facility, Senior Notes and Subordinated Notes as current liabilities within the caption “Long-term debt in default and scheduled maturities” at December 31, 2002 and within current liabilities subject to compromise at June 30, 2003.

The Company has borrowed $261 million as of December 31, 2002 and June 30, 2003 under its Senior Credit Facility. The Company was in default of the debt to total capitalization covenant requirement at December 31, 2002. This covenant was not met due to the significant asset impairment charges recognized in the fourth quarter of 2002. Accordingly, due to this and other issues noted above, access to the Senior Credit Facility was restricted and the debt, along with the other debt instruments containing cross-default provisions were listed as current obligations at December 31, 2002. At June 30, 2003, all of the debt, except for the 6.25% to 7.0% notes payable secured by certain PCS radio spectrum licenses ($7.7 million at June 30, 2003, the current portion of which is $2.8 million, and $8.2 million at December 31, 2002) and the senior secured 5.0% to 6.05% notes payable ($6.4 million at June 30, 2003, the current portion of which is $.5 million, and $6.7 million at December 31, 2002), was classified as current, within the liabilities subject to compromise caption. The debt will remain subject to compromise under the requirements of SOP 90-07 pending consummation of the Plan. Additionally, under the provisions of 90-07, interest expense and preferred dividends will be reported only to the extent that they will be paid during the Bankruptcy Case or that it is probable that they will be an allowed claim. Accordingly, from March 4, 2003 through June 30, 2003 (period subsequent to the bankruptcy filing), interest expense and preferred dividends, which would have otherwise been recognized, were not recorded pursuant to these requirements. For the three months and for the applicable portion of the six months ended June 30, 2003, the amount of unrecorded interest expense was $12.3 million and $16.0 million, respectively, and unrecorded preferred dividends totaled $5.1 million and $6.6 million, respectively.

In order to meet ongoing obligations during the reorganization process, the Company entered into a $35 million debtor-in-possession financing facility (the “DIP Financing Facility”), subject to Bankruptcy Court approval, for which the Company satisfied all requirements and was approved for full access of this facility in April 2003. At June 30, 2003 and through the date of this filing, the Company has not borrowed against this facility.

On April 10, 2003, the Company entered into a Subscription Agreement with certain holders of Senior Notes for the sale of $75 million aggregate principal amount of New Notes (Note 1). Additionally, the Company’s Plan of reorganization will be funded by the Exit Financing Facility (Note 1). The Exit Financing Facility provides that the term loans and any new borrowings under the revolver will be at current rates and existing maturities.

NTELOS Inc. (Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

Continued

5.    SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

On May 6, 2003, the Company closed on the sale of its Portsmouth Virginia call center building for $6.9 million. This 100,000 square foot facility housed part of the Company’s wireless customer care center and certain other support personnel, as well as provided $.7 million of annual rental income from third party tenants. The Company will continue to occupy 7,000 square feet of the facility through a seven year operating lease agreement. The customer care center has been transitioned to other Company owned or leased facilities. In connection with this transition, the Company incurred approximately $.7 million of transition related costs such as severance costs, training and duplicated employee costs during the transition period, and additional facility rental expense. As defined in the April 17, 2003 court orders approving this transaction, the net proceeds from this sale were paid against the Senior Credit Facility.

The Company made its scheduled semi-annual payment of interest for $18.2 million on the $280 million senior notes out of restricted cash on February 15, 2002 in accordance with the terms and conditions set forth in the senior note indenture. See Note 4 above regarding the default for nonpayment of the semi-annual payment of interest due February 15, 2003.

During the quarter ended March 31, 2002, the Company sold communication towers for total proceeds of $8.2 million, deferring a $1.3 million gain, which is being amortized over the twelve-year leaseback period. Additionally, the Company sold certain inactive PCS licenses for proceeds of $2.4 million, recognizing a $2.0 million gain. In April 2002, the Company sold certain excess PCS radio spectrum licenses for proceeds of $12.0 million, recognizing a $2.8 million gain. In May 2002, the Company sold its 3% minority partnership interest in America’s Fiber Network LLC for proceeds of $2.6 million, recognizing a $.2 million loss on the transaction. Concurrently, the Company purchased the use of approximately 700 new route miles of fiber contiguous to, or as an extension of, our existing fiber for $2.6 million. Finally, over the course of the six month period ended June 30, 2002, the Company sold various investments for $1.6 million, which approximated the related investment carrying values. Additionally, during the quarter ended June 30, 2002, the Company recognized a $1.1 million permanent impairment loss associated with its investment in Worldcom Inc.

6.    INCOME TAXES

Income tax expense for the six months ended June 30, 2003 totaled $.5 million, net of a reserve of $19.1 million, and primarily represents state minimum taxes. In addition to the $19.1 million reserve recognized against the current benefit, $1.1 million was recorded against the tax benefit associated with the cumulative effect of an accounting change. During the same period ended June 30, 2002, the company recognized an income tax benefit of $3.6 million. The net benefit recognized during the six month period ended June 30, 2002 represented the annualized portion of the remaining net liabilities that were scheduled to reverse during 2002 less the annualized portion of state minimum taxes. This represents a change of 115% year over year in net tax expense (benefit).

At December 31, 2002 the company’s deferred tax assets, primarily associated with Net Operating Losses, exceeded deferred tax liabilities. In accordance with SFAS 109, Accounting for Income Taxes, the company determined that it was more likely than not that these assets, excluding the asset associated with our interest rate swap agreements, would not be realized in future periods. Accordingly, a valuation reserve was recorded against this net deferred tax asset. At June 30, 2003 the total deferred tax valuation reserve was $176.9 million.

NTELOS Inc. (Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

Continued

7.    EARNINGS PER SHARE

The weighted average number of common shares outstanding, which was used to compute diluted net income per share in accordance with SFAS Statement No. 128, Earnings Per Share, was not increased by assumed conversion of dilutive stock options in the three and six months ended June 30, 2003 and 2002 due to the fact that the Company recorded a net loss during all periods presented. For the three months ended June 30, 2003 and 2002, the Company had common stock equivalents from options totaling 0 shares and 1,000 shares, respectively, and stock warrants totaling 231,500 and 299,600, respectively. For the six months ended June 30, 2003 and 2002, the Company had common stock equivalents from options totaling 0 shares and 179,000 shares, respectively, and stock warrants totaling 279,000 and 299,500, respectively. These common stock equivalents are antidilutive as additional shares would decrease the computed loss per share information and, therefore, basic and diluted earnings per share are the same. The Company currently has a total of 1.6 million options outstanding and 1.3 million warrants outstanding to acquire shares of common stock. Of these outstanding options and warrants, .9 million options and all of the warrants are currently exercisable. Based on the Company’s Plan, upon completion of all conditions required for emergence from bankruptcy, these options and warrants will be cancelled.

8.    LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK SUBJECT TO COMPROMISE

Liabilities subject to compromise in the Bankruptcy Case at June 30, 2003 consisted of the following (in thousands):

Current Liabilities Subject to Compromise
Accrued interest on long-term debt	$27,682
Other current liabilities	34,452
Variable rate senior secured term loans	254,163
13.0% unsecured Senior Notes	276,674
13.5% unsecured Subordinated Notes	95,000
Net present value of long-term capital leases	4,959
Interest rate swap agreements	18,977

Total Current Liabilities Subject to Compromise	711,907

Long-term Liabilities Subject to Compromise
Net present value of long-term capital leases	5,257
Retirement benefits and other long-term deferred liabilities	36,015

Total Long-term Liabilities Subject to Compromise	41,272

Redeemable convertible preferred stock	298,246

$1,051,425

9.    OPERATIONAL AND CAPITAL RESTRUCTURING CHARGES

During the three and six months ended June 30, 2003, the Company incurred $3.9 million and $7.6 million, respectively, primarily comprised of legal, financial, and bankruptcy related professional fees in connection with the Company’s comprehensive financial restructuring, $2.4 million of which relates to the period January 1, 2003 through March 3, 2003 (period prior to the Petition Date) and is classified as operational and capital restructuring charges. The remaining amounts relate to the period March 4, 2003 through June 30, 2003 and are classified as reorganization items (Note 1).

In March 2002, the Company approved a plan that would reduce its workforce by approximately 15% through the offering of early retirement incentives, the elimination of certain vacant and budgeted positions and the elimination of some jobs. The plan also involved exiting certain facilities in connection with the workforce reduction and centralizing certain functions. Under the accounting provisions of Emerging Issues Task Force 94-3 (prior to the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities), a restructuring charge was reported in the first quarter of 2002 for $1.3 million relating to severance costs for employees notified in the first quarter 2002 and estimated lease obligations associated with the exit of certain facilities under the accounting provisions. During the second quarter of 2002, $1.4 million of additional charges were recorded representing severance and pension curtailment costs for employees notified in the second quarter of 2002, as well as refinements to facilities costs recorded in the first quarter of 2002. Of the $2.7 million total, $.4 million was paid prior to June 30, 2002 and $2.3 million remained in the accrual at June 30, 2002. Had the Company reported these charges under SFAS No. 146, the timing of recognition during 2002 would have been impacted as the related liabilities would have been recognized as incurred.

NTELOS Inc. (Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

Continued

10.    COMMITMENTS AND CONTINGENCIES

In late 2002, Horizon PCS, Inc. (“Horizon”), the Company’s largest customer, disputed certain categories of charges under our Network Services Agreement (“Agreement”), alleging the Company overcharged Horizon $4.8 million during the period commencing October 1999 and ending September 2002 and $1.2 million for the period commencing October 2002 and ending December 2002. Management disagrees with Horizon’s allegations.

Horizon withheld these categories of charges from payments made from and after December 2002 and failed to timely pay their January 2003 invoice due following the Filing Date. On March 11, 2003, Horizon filed a motion with the Bankruptcy Court which effected an administrative freeze as to the amounts payable on the January invoice. On March 12, 2003, the Company notified Horizon of the failure to make payment on the January invoice, reserving the right to terminate the Agreement in accordance with the terms thereof. On March 24, 2003, the parties entered a Stipulation with the Bankruptcy Court pursuant to which Horizon paid the January invoice and agreed to pay all future invoices and the Company agreed not to exercise their termination right, assuming all future payments are made in accordance with the Agreement. The Stipulation further provides that Horizon is permitted to withhold amounts under monthly invoices in excess of $3 million if it determines in good faith that such amounts in excess of $3 million represent an overcharge by the Company, pending resolution of the dispute. In addition, the parties agreed to continue to discuss and negotiate, in good faith, their dispute regarding Horizon’s claim. Following a 30 day-period, either party had the right to submit the dispute to arbitration in accordance with the Agreement and on August 12, 2003, the Company received notification that Horizon exercised this right and submitted the dispute to arbitration.

On March 28, 2003, Horizon filed its Form 10-K for the year ending December 31, 2002. This document disclosed that there was substantial doubt about Horizon's ability to continue as a going concern because of the probability that Horizon will violate one or more of its debt covenants in 2003. In Horizon’s 10-Q filing for the quarter ended March 31, 2003, the company warned that it expects to “violate one or more covenants under the secured credit facility during 2003.” On July 30, 2003, Horizon announced that it is closing 19 stores and cutting 293 of its 520 employees. The Company's future wholesale revenues under the Agreement with Horizon could be materially impacted if Horizon was unable to continue as a going concern.

For the three and six months ended June 30, 2003, Horizon withheld an additional $.5 million and $.7 million, respectively, relating to the billings for January through May 2003. The Company fully reserved for the amounts withheld. As of the time of this filing, Horizon has not paid for June services. This payment was due no later than August 11, 2003. In accordance with the terms of the network services contract, on August 11, 2003, the Company notified Horizon that if payment were not received within 10 days, the Company reserves the right to terminate the Agreement and seek damages. Based on all of these factors, the Company fully reserved the $3.3 million June 2003 billing.

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

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

We are a leading regional integrated communications provider offering a broad range of wireless and wireline products and services to business and residential customers primarily in Virginia and West Virginia and in portions of certain other adjoining states. We own our own digital PCS licenses, fiber optic network, switches and routers, which enables us to offer our customers end-to-end connectivity in the regions that we serve. This facilities-based approach allows us to control product quality and generate operating efficiencies. Additionally, through our 68 retail stores and kiosks located across the regions we serve and a direct business sales approach, our sales strategy is focused largely on a direct relationship with our customers. As of June 30, 2003, we had approximately 288,500 digital PCS subscribers (up from 238,200 at June 30, 2002) and approximately 97,200 combined incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) access lines installed (up from 90,900 installed lines at June 30, 2002).

We have been focusing our growth efforts on our core communications services, primarily digital PCS services, Internet access, including dedicated, high-speed DSL and dial-up services, high-speed data transmission and local telephone services. We have also divested certain of our non-strategic assets and certain excess PCS spectrum during 2002. Transactions that were completed in 2002 and through June 30, 2003 include:

•	sale of substantially all of the assets of our National Alarm Services business;

•	sale of PCS spectrum covering 295,000 POPS in State College and Williamsport, Pennsylvania;

•	sale of minority ownership interest in America’s Fiber Network, LLC;

•	sale of excess PCS spectrum covering 373,000 POPS in Winchester and Charlottesville, Virginia;

•	sale of excess PCS spectrum covering 436,000 POPS in Altoona and Johnstown, Pennsylvania and Wheeling, West Virginia; and,

•	sale of the Portsmouth call center building, closed on May 6, 2003 (Note 5).

The transaction pending as of the date of this filing:

•	sale of the Company’s wireline cable business pursuant to an asset purchase agreement for $8.7 million subject to downward pricing adjustments for subscribers at closing and with closing subject to regulatory approvals. Also included in this agreement was a fiber optic Indefeasible Right to Use (“IRU”) agreement for some joint use fibers owned by the ILEC segment.

Chapter 11 Bankruptcy Filing

Overview

On March 4, 2003 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). By order of the Bankruptcy Court, the Debtors’ respective cases are being jointly administered under the case number 03-32094 (the “Bankruptcy Case”) for procedural purposes only. The Bankruptcy Case was commenced in order to implement a comprehensive financial restructuring of the Company. Total assets and liabilities for subsidiaries not included in the Bankruptcy filing were $1,115,000 and $5,000, respectively as of June 30, 2003. Additionally, revenues for these subsidiaries for the three and six months ended June 30, 2003 were $131,000 and $263,000, respectively, and, for the three and six months ended June 30, 2003, these subsidiaries generated operating income of $11,000 and an operating loss of $41,000, respectively.

Despite the Company’s efforts to restructure its business and negotiate with its debtholders to develop a comprehensive financial restructuring plan, the Company was unable to reach an agreement with its debtholders on an out-of-court restructuring plan and, accordingly, on March 4, 2003, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code. For more information regarding the events and circumstances leading up to the Chapter 11 filing, refer to Note 1 of the notes to the consolidated financial statements contained in Item 8 of the Company’s Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

The Company conducts its operations through a number of wholly-owned or majority-owned subsidiaries. While it implements the proposed recapitalization, the Company expects its subsidiaries to continue to operate in the ordinary course of business.

Proposed Restructuring

The Bankruptcy Case was commenced in order to implement a comprehensive financial restructuring of the Company, including the senior notes due 2010 (the “Senior Notes”), subordinated notes due 2011 and preferred and common equity securities.

In order to meet ongoing obligations during the reorganization process, the Company entered into a $35 million debtor-in-possession financing facility (the “DIP Financing Facility”), which was approved by final order of the Bankruptcy Court on March 24, 2003. As of April 11, 2003, the Company had satisfied all conditions for full access to the DIP Financing Facility. However, as of the date of this filing, no funds have been drawn against this facility.

The Company anticipates that the Plan will be funded by two sources of capital: (i) an equity investment made by certain holders of Senior Notes for $75 million in the aggregate in exchange for new 9% convertible notes (“New Notes”) of the reorganized company and (ii) a credit facility which permits the Company to continue to have access to its current $225 million of outstanding term loans with a $36 million revolver commitment (“Exit Financing Facility”). This Exit Financing Facility also provides that the term loans and any new borrowings under the revolver will be at current rates and existing maturities. Under the terms of the Plan, the Company is required to pay off the $36 million Senior Credit Facility revolver upon emergence.

On April 10, 2003, the Company entered into a Plan Support Agreement (the “Plan Support Agreement”) with a majority of the lenders under its Senior Credit Facility. The Plan Support Agreement provides that the lenders will agree to support a “Conforming Plan,” which must include the following: (i) financing upon emergence from bankruptcy on agreed terms, (ii) cancellation or conversion of substantially all of the Company’s outstanding debt (other than as noted in (iii) below) and equity securities into equity of the reorganized company upon emergence from bankruptcy, (iii) outstanding indebtedness on the effective date of the Plan consisting of only certain hedge agreements, Exit Financing Facility, New Notes, existing government loans and certain capital leases, (iv) consummation of the sale of New Notes on the effective date of the Plan and (v) repayment of the DIP Financing Facility and the $36 million outstanding under the revolver.

On April 10, 2003, the Company also entered into a Subscription Agreement with certain holders of Senior Notes for the sale of $75 million aggregate principal amount of New Notes. The Plan Support Agreement and Subscription Agreement are subject to, among other things, confirmation of a Conforming Plan.

The Plan Support Agreement provided that a Conforming Plan and accompanying disclosure statement must be filed with the Bankruptcy Court prior to May 31, 2003 and that a disclosure statement, reasonably acceptable to the lenders, must be approved by the Bankruptcy Court no later than August 15, 2003. In addition, the Plan Support Agreement obligates the Company to have filed a Conforming Plan, solicited votes and conducted a confirmation hearing prior to September 30, 2003. For more information regarding the Plan Support Agreement and Subscription Agreement, including conditions to the consummation of such agreements, please refer to the Company’s Form 8-K dated April 10, 2003, which attaches copies of the agreements.

On July 1, 2003 the Bankruptcy Court approved the Company’s Disclosure Statement, which provides details regarding the Company’s Joint Plan of Reorganization (“Plan”). The Bankruptcy Court approval of the Disclosure Statement dated July 1, 2003 allowed the Company to commence soliciting votes for confirmation of its Plan. The Disclosure Statement and ballots to all classes entitled to vote on the Plan were mailed on or about July 7, 2003, with a deadline for returning completed ballots of August 1, 2003.

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

Based upon the votes received by the August 1, 2003 voting deadline, the Plan was unanimously accepted by four of the five voting classes. In the remaining class, consisting of general unsecured creditors, 94% in number and 96% in principal amount of the votes received accepted the Plan.

On August 12, 2003, the Bankruptcy Court entered an order confirming the Plan. At a confirmation hearing held August 11, 2003, the Bankruptcy Court heard evidence that the Company had met all of the statutory requirements necessary for confirmation of its Plan. Consummation of the Plan is subject to compliance with the terms and conditions set forth in the Plan, including closing of the Company’s proposed Exit Financing Facility and the sale of its New Notes, and receipt of certain regulatory approvals. The Company anticipates emerging from bankruptcy during the third quarter of 2003.

Bankruptcy Proceeding

The Debtors are currently operating their businesses as debtors-in-possession under the Bankruptcy Code. Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The pre-petition obligations of the Debtors are subject to compromise under the Plan. As part of the reorganization process, the Debtors attempted to notify all known or potential creditors of the Chapter 11 filings for the purpose of identifying all pre-petition claims against the Debtors. June 10, 2003 (the “Bar Date”) was set by the Bankruptcy Court as the date by which creditors, other than governmental units (as defined by the Bankruptcy Code), were required to file proofs of claim against the Debtors. The bar date for governmental units to file proofs of claim is August 31, 2003. At this time, the ultimate amount of claims that will be allowed by the Bankruptcy Court has not been finalized. As noted in the following paragraph, in most cases the final settlement amount called for in the Plan differs significantly from the allowable claim. The Debtors do not believe that, in the culmination of this process and based on their knowledge at the time of this filing, there will be a material net increase to the liabilities recorded on their books at June 30, 2003. In addition, as debtors-in-possession, the Debtors have the right, subject to the Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The Debtors have reviewed their executory contracts and unexpired leases to determine which they will reject. The Debtors cannot presently determine with certainty the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. However, the Debtors estimate that this amount will not exceed $1 million.

Pursuant to confirmation of the Plan, the Senior Notes and Subordinated Notes will be converted to the new common equity of the Company. General unsecured creditors with allowed claims in excess of $10,000 will be paid 68% of their allowed claim in three installments as follows: 45% payable upon the effective date of the Plan, 30% one year from the effective date and the final 25% two years after the effective date. General unsecured creditors with allowed claims less than $10,000, termed convenience class creditors, will receive payment in full upon the effective date. Holders of preferred stock will receive warrants to purchase 3% of the new common stock on a fully diluted basis. Holders of common stock will have no recovery.

Since the Petition Date, the Debtors have conducted business in the ordinary course. During the pendency of the Bankruptcy Case, the Debtors may, with the Bankruptcy Court approval, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Bankruptcy Case will unfavorably affect the Debtor’s results of operations. Future results of operations may also be adversely affected by other factors related to the Bankruptcy Case.

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

Basis of Presentation

Our consolidated financial statements have been prepared on a going concern basis of accounting in accordance with accounting principles generally accepted in the United States. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Bankruptcy Case and the circumstances leading to the filing thereof, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to realize the carrying value of its assets and discharge its liabilities is subject to substantial uncertainty. The Company’s ability to continue as a going concern depends upon, among other things, the Company’s ability to comply with the terms of the DIP Financing Facility, consummation of the Joint Plan of Reorganization, availability of exit financing from existing lenders under the Senior Credit Facility, receipt of additional funding through the issuance of an aggregate of $75 million of New Notes, and the Company’s ability to generate sufficient cash flow from operations. Our financial statements do not reflect adjustments for possible future effects on the recoverability of assets or the amounts that may result from the outcome of the Bankruptcy Case.

The Company has adopted the provisions of AICPA Statement of Position 90-07 (Financial Reporting by Entities in Reorganization Under the Bankruptcy Code) (“SOP 90-07”) which apply to the periods after the March 4, 2003 Chapter 11 filing through the application of fresh start accounting upon emergence from bankruptcy. Accordingly, at June 30, 2003, the Company has separated its pre-petition liabilities subject to compromise from those that are not (such as fully secured liabilities that are expected not to be compromised and post-petition liabilities). The Company's Senior Notes, Subordinated Notes and redeemable convertible preferred stock were adjusted to the estimated allowable claims for each of these instruments during the first quarter of 2003 in accordance with SOP 90-07. This adjustment resulted in reorganization items of $22.4 million consisting of unaccreted balances relating to the value originally allocated to the attached stock warrants and preferred stock origination fees. The portion of this relating to preferred stock was $8.3 million which was separately classified from the other reorganization items below net loss as “Reorganization items—accretion of preferred stock”. Also, deferred charges for loan origination fees associated with the Senior Credit Facility and Senior Notes of $14.0 million were written off through the recognition of reorganization item. In addition, the Company recognized capital restructuring charges of $3.9 million for other costs, primarily professional services related to the Company’s financial reorganization, for the three months ended June 30, 2003. These charges for the period March 4, 2003 to June 30, 2003 totaled $5.2 million. Professional fees for the period January 1, 2003 through March 3, 2003 totaled $2.4 million and were classified in the Statement of Operations within “Operational and Capital Restructuring Charges” during the quarter ended March 31, 2003.

Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Liabilities that may be affected by the Plan are reported at the amounts expected to be allowed as determined in the bankruptcy process (referred to as “allowable claims”). In the Bankruptcy Case, substantially all unsecured liabilities as of the Petition Date are subject to compromise under a plan of reorganization to be voted on by impaired creditors and equity holders, if any, who will receive a distribution under the Plan, and approved by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to this approved plan of reorganization and, accordingly, are not presently determinable. Additionally, pursuant to SOP 90-07, professional fees associated with the Bankruptcy Case will be expensed as incurred and reported as reorganization items. Finally, interest expense and preferred dividends will be reported only to the extent that they will be paid during the Bankruptcy Case or that it is probable that they will be an allowed claim. Accordingly, for the three and six month periods ended June 30, 2003 (from March 4, 2003 through June 30, 2003—period subsequent to the Bankruptcy filing), $12.3 million and $16.0 million of interest expense, respectively and $5.1 million and $6.6 million in preferred dividends, respectively, which would have otherwise been recognized, were not recorded pursuant to these requirements.

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

These consolidated financial statements do not reflect all of the adjustments that may occur in accordance with the SOP 90-07. It is expected that the proposed Plan will result in “Fresh Start” reporting pursuant to SOP 90-07. Under Fresh Start reporting, the value of the reorganized Company would be determined based on the amount a willing buyer would pay for the Company’s assets upon confirmation of the Plan by the Bankruptcy Court. This value would be allocated to specific tangible and identifiable intangible assets. Liabilities existing as of the effective date of the Plan would be stated at the present value of amounts to be paid based on the Company’s estimated incremental borrowing rate on the effective date of the Plan. Accordingly, assets and liabilities will likely differ significantly under Fresh Start reporting as compared to historical carrying values.

OTHER DISCUSSIONS

To supplement its financial statements presented on a GAAP basis, within this document, primarily as it relates to discussions on segment operating performance, the Company references non-GAAP measures, such as EBITDA, to measure operating performance. Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of its operations. EBITDA is one of the key performance metrics used by the Company’s senior management and board of directors when evaluating the results of the Company’s operations. Presentation of EBITDA is consistent with the Company’s past practice and EBITDA is a non-GAAP measure commonly used in the communications industry and by financial analysts and others who follow the industry to measure operating performance. Additionally, EBITDA is a primary financial covenant measure in our Senior Credit Facility. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (both of which are determined in accordance with generally accepted accounting principles) or as a measure of liquidity. A reconciliation of EBITDA to operating loss is provided in Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

The discussion and analysis herein should be read in conjunction with the financial statements and the notes thereto included herein. Much of the discussion in this section involves forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those results anticipated in these forward-looking statements as a result of certain risk factors, including those set forth in the Form 10-K for the year ended December 31, 2002, under “Factors Affecting Future Performance”. We wish to caution readers that these forward-looking statements and any other forward-looking statements made by us are based on a number of assumptions, estimates and projections including but not limited to: our ability to develop, prosecute, confirm and consummate a plan of reorganization; our ability to operate under debtor-in-possession financing; our ability to maintain vendor, lessor and customer relationships while in bankruptcy; our substantial debt obligations and our ability to service those obligations, even after the proposed reorganization; the additional expenses associated with bankruptcy as well as the possibility of unanticipated expenses; restrictive covenants and consequences of default contained in our financing arrangements; the cash flow and financial performance of our subsidiaries; the competitive nature of the wireless telephone and other communications services industries; the achievement of build-out, operational, capital, financing and marketing plans relating to deployment of PCS services; the capital intensity of the wireless telephone business; retention of our existing customer base, including our wholesale customers, especially Horizon; the ability of Horizon and other customers to pay for our services; our ability to attract new customers, and maintain or improve average revenue per subscriber; unfavorable economic conditions on a national and local level; effects of acts of terrorism or war (whether or not declared); changes in industry conditions created by federal and state legislation and regulations including changes relating to number portability and line sharing; weakening demand for wireless and wireline communications services; rapid changes in technology; adverse changes in the roaming rates we charge and pay; adverse changes in rates we pay to ILECs for collocation and unbundled network elements; fluctuations in the values of non-strategic assets such as excess PCS and other spectrum licenses, which are currently below that of recent transactions we have completed; the level of demand for competitive local exchange services in smaller markets; our ability to manage and monitor billing; and possible health effects of radio frequency transmission. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that any significant deviations from these assumptions could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements included herein are as of the date hereof. We are not obligated to update or revise any forward-looking statements or to advise of any changes in the assumptions on which they are based, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are discussed in Note 3 of the notes to the consolidated financial statements contained in Item 8 of the Company’s Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission. Additionally, see Note 2 of the Notes to the Condensed Consolidated Financial Statements contained in Item 1

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

herein.

OPERATING REVENUES

Our revenues, net of bad debt expense, are generated from the following categories:

•	wireless PCS, consisting of retail, service and wholesale digital PCS revenues;

•	wireline communications, including ILEC service revenues, CLEC service revenues, Internet, fiber optic network usage (or carrier’s carrier services), and long distance revenues; and,

•	other communications services revenues, including revenues from paging, wireless and wireline cable television, our sale and lease of communications equipment and revenue from leasing excess building space.

OPERATING EXPENSES

Our operating expenses are generally incurred from the following categories:

•	cost of sales, exclusive of other operating expenses shown separately, including digital PCS handset equipment costs which we sell to our customers at a price below our cost, and usage-based access charges, including long distance, roaming charges, and other direct costs;

•	maintenance and support expenses, including costs related to specific property, plant and equipment, as well as indirect costs such as engineering and general administration of property, plant and equipment;

•	depreciation and amortization, including depreciable long lived property, plant and equipment and amortization of intangible assets where applicable (Note 2);

•	accretion of asset retirement obligation (“ARO”) (Note 2);

•	customer operations expenses, including marketing, product management, product advertising, selling, billing, publication of a regional telephone directory, customer care and directory services;

•	corporate operations expenses, including taxes other than income, executive, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses; and,

•	operational and capital restructuring charges associated with capital restructuring and organizational initiatives, workforce reductions and exiting certain facilities.

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

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003

Compared to Three and Six Months Ended June 30, 2002

OVERVIEW

Operating revenues, which are reported net of bad debt expense, increased $8.0 million, or 12%, from $64.9 million for the three months ended June 30, 2002 to $72.9 million for the three months ended June 30, 2003. Operating revenues increased $21.5 million, or 17%, from $124.9 million for the six months ended June 30, 2002 to $146.4 million for the six months ended June 30, 2003. Operating income (loss) improved $5.7 million, or 89%, from a loss of $6.4 million to a loss of $.7 million for the three months ended June 30, 2002 and 2003, respectively, and improved $23.5 million, or 109%, from a loss of $21.5 million to income of $2.0 million for the six months ended June 30, 2002 and 2003, respectively. Included in the second quarter 2003 results was $5.1 million of accelerated depreciation on certain PCS assets in connection with the 3G-1XRTT and on the Portsmouth call center building which was sold in May 2003 (Note 5) ($8.0 million for the six months ended June 30, 2003). In the second quarter of 2002, accelerated depreciation on planned early retirement of wireless assets in connection with the 3G-1XRTT upgrade was $5.3 million ($12.4 million for the six months ended June 30, 2002). Additionally, included in the six months ended June 30, 2003 were pre-petition bankruptcy-related operational and capital restructuring charges of $2.4 million. The second quarter 2002 results include operational restructuring charges of $1.4 million ($2.7 million for the six months ended June 30, 2002). Excluding the impact of changes in depreciation and amortization and accretion of ARO, operating income (loss) improved $5.3 million (37%) and $18.2 million, or 81% for the respective three and six month periods ended June 30, 2003 as compared to the comparative periods ended June 30, 2002.

WIRELESS PCS OVERVIEW—A 21% growth in customers and a 44% improvement in subscriber bad debt expense resulted in net revenue growth of $7.5 million, or 20%, in the second quarter of 2003 compared to the second quarter of 2002. Similar trends were present for the six months ended June 30, 2003 compared to 2002, resulting in revenue growth of $18.6 million, or 25%, over the respective periods. In June 2003, we recorded a $3.3 million reserve on the June billing to Horizon PCS, Inc. (“Horizon”) (Note 10) which offset the year over year wholesale revenue growth. Operating expense before depreciation and amortization and accretion of ARO over the three and six month periods grew $3.9 million, or 11%, and $4.7 million, or 7%, respectively. The rate of expense growth lagged revenue growth significantly due to a 7% decrease in cost of acquisition per gross addition, a reduction in in-collect roaming and transport access expenses, and focused cost containment measures, as well as the leveraging of the fixed infrastructure. A significant reduction in customer churn and all the factors driving revenue and operating expense improvements noted above resulted in an operating loss improvement of $4.4 million (35%) and $20.0 million (66%) for the respective three and six month periods ended June 30, 2003 and June 30, 2002. Excluding the portion of the change relating to depreciation and amortization, operating loss improved $3.6 million and $13.8 million for the three and six months ended June 30, 2003, respectively.

WIRELINE COMMUNICATIONS OVERVIEW—Wireline communications services realized revenue improvement of $1.3 million and $4.1 million for the three and six months ended June 30, 2003 over the comparative periods ended June 30, 2002, which translated to operating income improvement of $1.9 million and $5.8 million for the three and six month periods, respectively. Operating income margin over the three and six month periods increased from 33.6% and 28.2%, respectively, to 39.5% and 37.4%, respectively. These results were driven by incremental revenue growth coupled with better margin efficiency. Cost control measures were implemented during 2002 (which began to have a significant impact during the second half of 2002, with improvements continuing into 2003), significant improvements in network efficiency were made throughout 2002 and into 2003 and revenue growth was concentrated in the higher margin products such as network and broadband access services in ILEC, CLEC and DSL. Our CLEC and DSL customers increased by 18% and 26%, respectively, as of June 30, 2003 compared to June 30, 2002.

OTHER COMMUNICATION SERVICES OVERVIEW—Other communications services revenue declined $.8 million, or 38%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, and $1.2 million, or 30%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This was primarily due to the sale of our National Alarm business in September 2002, the decline in rental revenues from the loss of rentals of our directory assistance calling centers in July 2002 as a result of a lease buyout and the decline in rental revenues from the sale of our Portsmouth building in May 2003. Operating loss increased $.6 million (33%) for the second quarter of 2003

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

compared to the second quarter of 2002 and $2.3 million (57%) for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. With respect to the second quarter comparison, the increase in the operating loss is largely attributable to the revenue decrease noted above. For the six month comparative periods, in addition to the revenue decline mentioned above, unallocated corporate expenses increased $1.9 million related primarily to significant insurance expense increases in effect during the period of bankruptcy. This expense increase was partially offset by reduced or eliminated expenses from the alarm, paging and cable businesses.

OPERATING REVENUES

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Variance	% Variance	2003	2002	Variance	% Variance
Wireless	$46,093	38,545	7,548	20%	$92,875	74,316	18,559	25%

ILEC	12,960	11,729	1,231	10%	25,677	22,238	3,439	15%
Network	1,676	2,126	(450)	(21%)	3,438	4,370	(932)	(21%)
CLEC	6,314	5,649	665	12%	12,364	10,592	1,772	17%
ISP	4,503	4,657	(154)	(3%)	9,104	9,279	(175)	(2%)

Wireline	$25,453	24,161	1,292	5%	$50,583	46,479	4,104	9%
Other	1,363	2,188	(825)	(38%)	2,902	4,120	(1,218)	(30%)
TOTAL	$72,909	64,894	8,015	12%	$146,360	124,915	21,445	17%

WIRELESS COMMUNICATIONS REVENUES—Wireless communications revenues increased $7.5 million, or 20%, and $18.6 million, or 25%, for the three and six months ended June 30, 2003 as compared to the comparable periods in the prior year. These increases were due primarily to an increase in PCS subscribers of 50,300, or 21%, from 238,200 at June 30, 2002 to 288,500 at June 30, 2003 and, excluding reserves related to Horizon, a $1.5 million (44%) improvement in bad debt expense ($3.5 million, or 48%, improvement for the six months ended June 30, 2003). Average monthly revenue per subscriber (“ARPU”, without roaming) declined from the second quarter of 2002 to the second quarter of 2003, with overall ARPU at $46.05 and $44.90 at June 30, 2002 and 2003, respectively, due primarily to pricing pressures on post-pay type plans and a change in the customer mix among pre-pay, nAdvance and post-pay plans. Additionally, the portion of ARPU related to early termination fees on post-pay plans decreased $1.91 from the three months ended June 30, 2002 as compared to the three months ended June 30, 2003 due to the lower customer churn experience in 2003 as compared to 2002. Over 70% of our total customers at June 30, 2003 have post-pay plans. These same factors caused ARPU for the six month comparative periods to decline as well, with overall ARPU at $45.42 for the six months ended June 30, 2002 and $44.76 for the six months ended June 30, 2003. The decrease in the percentage of customers that are on pre-pay plans (6% decrease, to 5% of the total PCS subscriber base) is offset by the decrease in the percentage of customers that are on true post-pay plans (4% decrease, to 71% of the total PCS subscriber base). Customers with the nAdvance plan grew 103% (35,000 subscribers) from June 30, 2002 to June 30, 2003, from 14% of the total PCS subscriber base to 24% of the total PCS subscriber base. nAdvance plan ARPU is significantly higher than pre-pay but slightly less than traditional post-pay. As of June 30, 2003, post-pay type products (post-pay and nAdvance) accounted for 95% of the subscriber base compared to 89% as of June 30, 2002.

Wholesale revenues, net of related reserves, decreased $1.5 million and increased $.6 million for the three and six months ended June 30, 2003 as compared to the prior year comparative periods. These results were significantly impacted by a reserve that was recorded in June 2003 of $3.3 million against the Horizon receivable based on a number of factors, the last of which was their failure to pay this billing which was due August 11, 2003.

In late 2002, Horizon, the Company’s largest customer, disputed certain categories of charges under our Network Services Agreement (“Agreement”) alleging the Company overcharged Horizon $4.8 million during the period commencing October 1999 and ending September 2002 and $1.2 million for the period commencing October 2002 and ending December 2002. Management disagrees with Horizon’s allegations.

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

Horizon withheld these categories of charges from payments made from and after December 2002 and failed to timely pay their January 2003 invoice due following the Filing Date. On March 11, 2003, Horizon filed a motion with the Bankruptcy Court which effected an administrative freeze as to the amounts payable on the January invoice. On March 12, 2003, the Company notified Horizon of the failure to make payment on the January invoice, reserving the right to terminate the Agreement in accordance with the terms thereof. On March 24, 2003, the parties entered a Stipulation with the Bankruptcy Court pursuant to which Horizon paid the January invoice and agreed to pay all future invoices and the Company agreed not to exercise their termination right, assuming all future payments are made in accordance with the Agreement. The Stipulation further provides that Horizon is permitted to withhold amounts under monthly invoices in excess of $3 million if it determines in good faith that such amounts in excess of $3 million represent an overcharge by the Company, pending resolution of the dispute. In addition, the parties agreed to continue to discuss and negotiate, in good faith, their dispute regarding Horizon’s claim. Following a 30 day-period, either party had the right to submit the dispute to arbitration in accordance with the Agreement and on August 12, 2003, the Company received notification that Horizon exercised this right and submitted the dispute to arbitration.

On March 28, 2003, Horizon filed its Form 10-K for the year ending December 31, 2002. This document disclosed that there was substantial doubt about Horizon's ability to continue as a going concern because of the probability that Horizon will violate one or more of its debt covenants in 2003. In Horizon’s 10-Q filing for the quarter ended March 31, 2003, the company warned that it expects to “violate one or more covenants under the secured credit facility during 2003.” On July 30, 2003, Horizon announced that it is closing 19 stores and cutting 293 of its 520 employees. The Company's future wholesale revenues under the wholesale network services agreement with Horizon could be materially impacted if Horizon was unable to continue as a going concern.

For the three and six months ended June 30, 2003, Horizon withheld an additional $.5 million and $.7 million, respectively, relating to the billings for January through May 2003. The Company fully reserved for the amounts withheld. As of the time of this filing, Horizon has not paid for June services. This payment was due no later than August 11, 2003. In accordance with the terms of the network services contract, on August 11, 2003, the Company notified Horizon that if payment were not received within 10 days, the Company reserves the right to terminate the Agreement and seek damages. Based on all of these factors, the Company fully reserved the $3.3 million June 2003 billing.

WIRELINE COMMUNICATIONS REVENUES—Wireline communications revenues increased $1.3 million, or 5%, and $4.1 million, or 9% for the three and six months ended June 30, 2003 as compared to June 30, 2002.

Telephone Revenues.    Telephone (Incumbent Local Exchange or “ILEC”) revenues, which include local service, access and toll service, directory advertising and calling feature revenues from our ILEC business increased $1.2 million, or 10%, and $3.4 million, or 15%, for the respective three and six months ended June 30, 2003 as compared to 2002. Access lines declined slightly over the respective three and six month periods. However, revenue improved due to significant increases in carrier access minutes due to revenue enhancing network rearrangements. Additionally, $.6 million of the six month increase was due to negative regulatory settlement adjustments in first quarter 2002 ($.3 million) and favorable receivable reserve adjustments made in the first quarter of 2003 ($.3 million).

Network Revenues.    Revenues from fiber optic and other long haul transport related network usage decreased $.4 million, or 21%, and $.9 million, or 21% for the three and six month respective periods ended June 30, 2003 and 2002. This was primarily due to reductions in network rates.

CLEC Revenues.    Revenues from CLEC operations increased $.7 million, or 12%, and $1.8 million, or 17%, for the respective three and six months ended June 30, 2003 and 2002. Revenues from traditional CLEC services and the aforementioned access line growth were the primary drivers for the growth from the second quarter of 2002 to the second quarter of 2003; however, in addition to these reasons, revenues for the comparative six month periods grew due to increases in private line or dedicated circuits and broadband access for business accounts, which increased $.7 million, or 15%, from $4.2 million in 2002 to $4.9 million in 2003.

Internet Revenues.    Revenues from Internet services remained relatively flat over the comparative three and six month periods

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

ended June 30, 2003. As part of the Company’s previously announced cost control initiatives, operations were ceased in certain dial-up Internet markets and rates were increased in others, both of which have resulted in some loss of dial-up customers. Additionally, in the process of consolidating multiple billing systems, we recorded dial-up customer adjustments of approximately 3,100 in third quarter 2002 and a final additional adjustment of 5,000 in fourth quarter 2002; however, these adjustments had no financial impact. Despite the overall decline in subscribers from the factors noted above, we grew the number of digital subscriber line (“DSL”) customers by 1,300, or 26%, resulting in $.2 million (22%) of DSL revenue growth for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, and $.4 million, or 27%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Growth in residential DSL, made possible through line sharing (added in 2001), greatly increased the size of the market population within the existing geographic markets that we serve and improved the attractiveness of the DSL product but has lowered the overall DSL ARPU.

OTHER COMMUNICATIONS SERVICES REVENUES—Other communications services revenues decreased $.8 million, or 38%, and $1.2 million, or 30%, for the respective three and six month periods ending June 30, 2003 and 2002. This was primarily due to a decline in rental revenues from the loss of the rentals of our directory assistance calling centers ($.2 million and $.4 million for the three and six months, respectively), as well as the $.2 million and $.3 million loss of revenue due to the sale of our alarm business in September 2002 for the respective three and six month periods. Also contributing to the decline in revenue was the sale of the Portsmouth building in May 2003, causing a decline of $.1 million for both the three and six month periods ending June 30, 2003, as well as the declining cable businesses, which contributed $.2 million to both the three and six month decreases.

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

OPERATING EXPENSES

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Variance	% Variance	2003	2002	Variance	% Variance
Operating Expense, excluding Depreciation and Amortization and Accretion of Asset Retirement Obligation
Wireless	$38,786	34,879	3,907	11%	$75,148	70,405	4,743	7%
ILEC	4,211	3,621	590	16%	8,182	7,867	315	4%
Network	298	383	(85)	(22%)	786	955	(169)	(18%)
CLEC	4,019	4,595	(576)	(13%)	7,987	8,997	(1,010)	(11%)
ISP	2,578	3,549	(971)	(27%)	5,440	7,452	(2,012)	(27%)

Wireline	$11,106	12,148	(1,042)	(9%)	$22,395	25,271	(2,876)	(11%)
Other	$3,392	3,584	(192)	(5%)	$8,367	6,941	1,426	21%

Sub-Total	$53,284	50,611	2,673	5%	$105,910	102,617	3,293	3%
Depreciation & Amortization	20,187	20,658	(471)	(2%)	38,098	43,753	(5,655)	(13%)
Accretion of Asset Retirement Obligations	171	—	171	100%	323	—	323	100%

TOTAL	$73,642	71,269	2,373	3%	$144,331	146,370	(2,039)	(1%)

TOTAL OPERATING EXPENSES—As noted above, total operating expenses increased $2.4 million, or 3%, for the three month comparative periods but decreased $2.0 million, or 1%, over the comparative six month periods. The quarter to quarter increase was caused by a $2.7 million increase in operating expenses partially offset by a $.3 million net decrease in depreciation and amortization and accretion of asset retirement obligations. The six month decrease in total operating expenses is primarily attributable to a $5.7 million decrease in depreciation and amortization expense offset by a $3.3 million increase in other operating expenses. Fluctuations in the depreciation and amortization expense were driven by accelerated depreciation related primarily to the early retirement of network equipment in connection with the 3G-1XRTT upgrade and accelerated depreciation associated with the sale of the Portsmouth Building in May 2003. This accelerated depreciation decreased $.2 million, from $5.3 million in the second quarter of 2002 to $5.1 million in the second quarter of 2003. Accelerated depreciation decreased $4.4 million, from $12.4 million in the six months ended June 30, 2002 to $8.0 million in the six months ended June 30, 2003. The swings in the related period depreciation amounts relate to adjustments and refinements associated with the timing of the 3G-1XRTT upgrade and the identification and related retirement of the wireless PCS assets being replaced. Operating expenses excluding depreciation and amortization and ARO accretion, increased $2.7 million for the three months ended June 30, 2003 as compared to 2002. For the six months ended June 30, 2002 and 2003, operating expenses, excluding depreciation and amortization and ARO accretion, increased $3.3 million, or 3%. Wireline operating expenses, excluding depreciation and amortization and ARO accretion, decreased $1.0 million, or 9%, and $2.9 million, or 11%, for the respective three and six month periods ended June 30, 2003 and 2002. Wireless operating expenses, excluding depreciation and amortization and ARO accretion, increased $3.9 million, or 11%, and $4.7 million, or 7%, for the respective three and six month periods ended June 30, 2003 over the comparable three and six month prior year periods. Increases in compensation related expense, selling costs and customer retention costs drove the overall increase. Within the wireline business, $.9 million ($2.0 million for the six months ended June 30, 2003) is from the Internet segment due primarily to the exit of certain dial-up Internet markets, integration efficiencies, including a reduced workforce and improved network efficiency. Operating expenses, excluding depreciation and amortization and ARO accretion, from the other communication services decreased $.2 million, or 5%, for the three months ended June 30, 2003 as compared to 2002, and increased $1.4 million, or 21%, for the six months ended June 30, 2003 as compared to 2002. The six-month increase was due primarily to insurance cost increases of approximately $1.8 million due to sharp increases in rates in effect during the period we remain in bankruptcy. This increase was partially offset by reductions across most other operating expenses in the Other communications segment due to cost containment measures and the decreasing size of the underlying businesses.

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

Across all businesses, continued operating expense reductions driven by the operational restructuring in early 2002 and continued improvements in network efficiency and other cost control initiatives aided in holding operating expenses down from year to year despite continued customer growth noted in the preceding revenue discussions.

COST OF WIRELESS SALES—Cost of wireless sales decreased $.9 million, or 8%, from $12.2 million for the three months ended June 30, 2002 to $11.3 million for the three months ended June 30, 2003, and $2.3 million, or 10%, from $24.4 million for the six months ended June 30, 2002 to $22.1 million for the six months ended June 30, 2003. The quarter to quarter decrease was achieved in part due to an 1,100 decrease in the number of gross customer additions during the respective periods (37,900 in the second quarter 2002 compared to 36,800 in the second quarter 2003); however, the six-month decrease was achieved despite a 1,200 increase in the number of gross customer additions during the respective periods (77,000 for the six month period ending June 30, 2002 and 78,200 for the six month period ending June 30, 2003). Cost of acquisition (“COA”) per gross addition decreased 19%, from $302 in the second quarter 2002 to $244 in the second quarter 2003, and decreased 23%, from $301 for the six months ended June 30, 2002 to $233 for the six months ended June 30, 2003. Cost of acquisition includes handset subsidy, which relates to Cost of Wireless Sales, and marketing costs, advertising costs, sales commissions and sales management costs, which are classified as Customer Operations Expenses (discussed below). Beginning in first quarter 2003, certain costs associated with handset replacements for existing customers became classified as retention costs (in Customer Operations Expenses) and are no longer included in the cost of acquisition calculation. The impact of this change for second quarter 2003 is a reduction in cost of acquisition of approximately $55.42 ($42.27 for the six month period) per gross addition (reclassification of approximately $2.0 million ($3.3 million for the six month period) from Cost of Wireless Sales to Customer Operations Expenses). Previous periods have not been restated to reflect this change. The Company’s average selling price for handsets (and related accessories) with service contracts was approximately $63.16 in the second quarter of 2002 and $88.68 in the second quarter of 2003 and the average related inventory cost was $171.55 and $138.55 for the three months ended June 30, 2002 and 2003, respectively, for a subsidy of $108.39 per unit in second quarter 2002 and $49.87 per unit in second quarter 2003. The Company’s average selling price for handsets (and related accessories) with service contracts was approximately $59.49 in the first six months of 2002 and $87.52 in the first six months of 2003 and the average related inventory cost was $165.65 and $132.69 for the six months ended June 30, 2002 and 2003, respectively, for a subsidy of $106.16 per unit in the first half of 2002 and $45.17 per unit in the first half of 2003. Additionally, a decrease in customer churn, from 4.04% (3.38% for post-pay customers) and 4.59% (3.68% for post-pay customers) for the three and six months ended June 30, 2002, to 3.29% (2.40% for post-pay customers) and 3.37% (2.56% for post-pay customers) for the three and six months ended June 30, 2003 also contributed to holding cost of wireless sales significantly below the related revenue increase.

MAINTENANCE AND SUPPORT EXPENSES—Maintenance and support expenses decreased $1.1 million, or 7%, and $2.3 million, or 7%, from $16.7 million and $33.6 million for the three and six months ended June 30, 2002, respectively, to $15.6 million and $31.3 million for the three and six months ended June 30, 2003, respectively. Contributing to the decrease were staff reductions, cost containment measures across all segments and improved efficiency in network and transport costs (i.e. network grooming), offset by increased unbundled network elements (“UNE’s”) and transport costs due to CLEC customer growth.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses decreased $.5 million, or 2%, from $20.7 million for the second quarter 2002 to $20.2 million for the second quarter 2003. Depreciation and amortization expenses decreased $5.7 million, or 13%, from $43.8 million for the six months ended June 30, 2002 to $38.1 million for the six months ended June 30, 2003. As mentioned in the operating expense overview section above, contributing to the six-month decrease was $12.4 million of accelerated depreciation recorded in the six months ended June 30, 2002 as compared to $8.0 million recorded in the six months ended June 30, 2003. This accelerated depreciation related primarily to the networking equipment being replaced in the 3G-1XRTT upgrade began in the third quarter of 2001 and will conclude with the completion of the project which is scheduled for the third quarter of 2003. In addition to this, we recorded $1.1 million accelerated depreciation related to the Portsmouth call center building (due to the sale of this building in May 2003—Note 5).

ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Accretion of asset retirement obligations was $.2 million for the quarter ended June 30, 2003 and $.3 million for the six months ended June 30, 2003. This charge is recorded in order to accrete the estimated asset retirement obligation over the life of the related asset up to its future expected settlement cost. This relates to the adoption of SFAS No. 143 (Note 2) on January 1, 2003.

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $3.6 million, or 23%, from $15.5 million in the second quarter of 2002 to $19.1 million in the second quarter of 2003, and $6.0 million, or 19%, from $31.2 million to $37.2 million for the six months ended June 30, 2002 and 2003, respectively. This was due primarily to the variable costs associated with the 21% increase in customers from June 30, 2002 to June 30, 2003, as well as the reclassification of retention costs from Cost of Wireless Sales to Customer Operations in 2003 (prior periods were not reclassified; see discussion above in Cost of Wireless Sales). In addition to this, we incurred approximately $.7 million related to the transition of the customer care group located in Portsmouth which were relocated to other customer care locations when the Portsmouth was sold in May 2003 (Note 5). These transition costs included severance costs, training and duplicated employee costs during the transition period, and additional facility rental expense during a portion of the transition period.

CORPORATE OPERATIONS EXPENSES—Corporate operations expenses increased $2.5 million, or 53%, from $4.8 million to $7.3 million for the three months ended June 30, 2002 and 2003, respectively, and $2.3 million, or 22%, from $10.7 million to $13.0 million for the six months ended June 30, 2002 and 2003, respectively. These increases were primarily due to steep increases in insurance expense in effect until we emerge from bankruptcy (Note 1). This accounts for approximately $1.8 million. Also contributing to the increase are Universal Service Administration regulatory fees, new in 2003 (accounting for $.3 million and $.4 million of the three and six month increases, respectively).

OPERATIONAL AND CAPITAL RESTRUCTURING CHARGES—Operational and capital restructuring charges of $2.4 million were recorded in the first quarter of 2003 relating to professional fees incurred for the period January 1, 2003 through March 3, 2003 in connection with the comprehensive financial restructuring which ultimately resulted in our bankruptcy petition filing on March 4, 2003. These costs represent legal and advisory fees related to the restructuring of our debt and capital structure and will continue to be incurred while the Company is in bankruptcy. Charges of this nature for the period March 4, 2003 through June 30, 2003 totaled $5.2 million ($3.9 million for the second quarter of 2003) and were recorded in reorganization items below operating income in accordance with SOP 90-7 (Note 1). In 2002, restructuring charges were recorded based on an approved plan to reduce our workforce by approximately 15% through the offering of early retirement incentives, the elimination of certain vacant and budgeted positions and the elimination of some jobs. The plan also involved exiting certain facilities in connection with the workforce reduction and centralizing certain functions. The second quarter charge was $1.4 million and the six-month charges totaled $2.7 million.

OTHER INCOME (EXPENSES)

We reported $2.8 million and $4.7 million in gains on the sale of assets for the three and six months ended June 30, 2002, respectively, related to the sale of PCS licenses (Note 5). No transactions of this nature occurred in the first half of 2003.

Interest expense decreased $13.5 million, or 68%, and $17.2 million, or 44%, from $19.9 million and $38.9 million for the three and six months ended June 30, 2002, respectively, to $6.4 million and $21.7 million for the three and six months ended June 30, 2003, respectively. This decrease is due to the fact that $12.3 million and $16.0 million of interest expense for the three and six months ended June 30, 2003, respectively, which would have normally been recorded against the unsecured senior and subordinated notes, was not reported during the periods following the bankruptcy filing date of March 4, 2003 based on our application of the provisions of SOP 90-07 (Notes 1 and 4).

Reorganization items totaling $33.3 million were recorded for the six months ended June 30, 2003 in accordance with the provisions of SOP 90-07 (Note 1). A breakdown of these changes is as follows (in thousands):

Description	Amount
Write-up of Senior Notes and Subordinated Notes to their expected allowable claim	$14,117
Write-off of deferred debt issuance costs	13,949
Other, primarily professional fees and expenses	5,260

Total reorganization items	$33,326

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

Other income (expense) declined over the three and six month periods ending June 30, 2003, decreasing $1.5 million, or 92%, for the three-month respective periods and $1.5 million, or 88%, for the six-month respective periods.

INCOME TAXES

Income taxes changed by $2.2 million, or 111%, from a tax benefit of $2.0 million for the three months ended June 30, 2002 to an expense of $.2 million for the three months ended June 30, 2003, and $4.1 million, or 115%, from a tax benefit of $3.6 million for the six months ended June 30, 2002 to an expense of $.5 million for the six months ended June 30, 2003.

Income tax expense for the six months ended June 30, 2003 is net of a reserve of $19.1 million, and primarily represents state minimum taxes. In addition to the $19.1 million reserve recognized against the current benefit, $1.1 million was recorded against the tax benefit associated with the cumulative effect of an accounting change. During the same period ended June 30, 2002, the $3.6 million net tax benefit recognized represented the annualized portion of the remaining net liabilities that were scheduled to reverse during 2002 less the annualized portion of state minimum taxes. This represents a change of 115% year over year in net tax expense (benefit).

At December 31, 2002 the company’s deferred tax assets, primarily associated with Net Operating Losses, exceeded deferred tax liabilities. In accordance with SFAS 109, Accounting for Income Taxes, the company determined that it was more likely than not that these assets, excluding the asset associated with our interest rate swap agreements, would not be realized in future periods. Accordingly, a valuation reserve was recorded against this net deferred tax asset. At June 30, 2003 the total deferred tax valuation reserve was $176.9 million.

MINORITY INTERESTS IN LOSSES (EARNINGS) OF SUBSIDIARIES

Minority interests in (income) losses remained immaterial in both the current and prior year comparative periods.

DIVIDEND REQUIREMENTS ON PREFERRED AND PREFERRED STOCK REORGANIZATION ITEM

Dividend requirements on preferred stock decreased $5.0 million, or 100%, and $6.3 million, or 63%, from $5.0 million and $10.0 million in the three and six months ended June 30, 2002 to zero and $3.8 million in the three and six months ended June 30, 2003. This decrease is due to the fact that $5.1 million of preferred stock dividends and issuance cost accretion, which otherwise would have been recorded in the second quarter 2003 ($6.6 million in the first six months of 2003), was not recorded based on our application of the SOP 90-07 provisions.

In addition to the above, we recorded a reorganization item of $8.3 million in the first quarter of 2003 representing accretion of the preferred stock to its expected allowable claim.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. These financial instruments and the Company’s exposure to market risk and interest rate changes will likely be significantly altered based on the aforementioned Bankruptcy Case. The Company has limited investments that are subject to significant long-term market risk as they are primarily high grade, fixed rate instruments. With respect to long-term debt instruments, at June 30, 2003 the Company had $395.8 million (or 61% of total long-term debt), which are fixed rate instruments. While changes in interest rates impact the fair value of these instruments, there is no impact to earnings and cash flows. The remaining $254.2 million of long-term debt represents borrowings against the Senior Credit Facility. Of the $254.2 million, the interest rate risk of $162.5 million is managed by two interest rate swap agreements. The remaining $91.7 million of outstanding credit facility debt is subject to interest rate risks. Currently, the variable interest rate is significantly below those covered by the interest rate swap agreements. As the variable interest rate is based on the one month LIBOR rate, we are most vulnerable to changes in these short-term rates. Of the $650.2 million of total long-term debt, $636.1 million is subject to compromise (Notes 1, 4 and 8).

LIQUIDITY AND CAPITAL RESOURCES

In September 2002, we retained UBS Warburg as our financial advisor to assist us in exploring a variety of restructuring alternatives. Thereafter, continued competition in the wireless telecommunications sector resulted in a modification to the assumptions used in our long-term business plan, including a reduction in wireless subscriber growth, a decrease in average revenue per wireless subscriber, slower improvement in subscriber churn and slower growth in wholesale revenues. In addition, capital and lending prospects for telecommunication companies continued to deteriorate. On November 29, 2002, we entered into an amendment and waiver with the lenders under the Senior Credit Facility, which restricted the amounts that

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

we could borrow and waived our obligation to make certain representations in order to submit a borrowing request. Without an extension of the waiver, we did not have access to the Senior Credit Facility following January 31, 2003. During this period, we were actively negotiating with our debtholders to develop a comprehensive financial restructuring plan. As a result of the above factors and current market conditions, we were unable to reach an agreement with our debtholders on an out-of-court restructuring plan and, accordingly, on March 4, 2003, we filed a petition for relief under Chapter 11 of the Bankruptcy Code.

As a result of the bankruptcy filing, we no longer have the ability during the pendency of the bankruptcy filing to make additional borrowings under the Senior Credit Facility. However, the Company has access to the $35 million DIP Financing Facility described in the preceding overview section. The DIP Financing Facility is available to meet ongoing financial obligations in connection with our regular business operations, including obligations to vendors, customers and employees during the Bankruptcy Case. However, no amount has been drawn against this facility through the date of this report and, at June 30, 2003, we had $26.4 million of cash available to fund current operating needs.

During the six month period ended June 30, 2003, net cash provided by operating activities was $40.1 million, with $13.9 million provided by operations plus net positive changes in operating assets and liabilities totaling $26.2 million. Depreciation, amortization and accretion of the asset retirement obligation totaled $38.4 million. The principal changes in operating assets and liabilities were as follows: accounts receivable decreased by $3.3 million due to improvement in receivable turnover and increased reserve requirements related to Horizon (Note10); inventories and supplies increased $.2 million due to introduction of new models and the addition of three stores; other assets and income taxes increased by $2.4 million primarily from a $1.5 million insurance prepayment and from other vendor related deposits; and, accounts payable and other current liabilities, including liabilities subject to compromise, increased a total of $25.6 million due to the timing of payments, significantly impacted by the bankruptcy stay on pre-petition liabilities (Note 1).

During the six month period ended June 30, 2002, net cash provided by operating activities was $5.4 million, with $.8 million provided by operations plus net positive changes in operating assets and liabilities totaling $4.6 million. Within the $.8 million provided by operations, one of the reconciling items adjusting net income to net cash is an adjustment for $13.4 million which represents interest expense paid from restricted cash, net of interest income earned from this restricted cash. This is reflected as an adjustment to reconcile net income to net cash since the payment of interest on the Senior Notes is paid out of restricted cash through August 15, 2002. The principal changes in operating assets and liabilities were as follows: accounts receivable increased by $.6 million, or 2%, due primarily to a 14% increase in revenues in the second quarter of 2002 over the fourth quarter of 2001, offset by improved receivable turnover; inventories and supplies decreased $6.7 million due to efforts to reduce handset inventory levels in recognition of improvement in handset availability; and, current liabilities decreased a total of $1.7 million due to the timing of payments.

Our cash flows used in investing activities for the first six months of 2003 aggregated $19.1 million and primarily included $26.0 million for capital expenditures, offset by $6.9 million in proceeds primarily from the sale of the Portsmouth building in May 2003.

Our cash flows used in investing activities for the first six months of 2002 aggregated $26.4 million and included the following:

•	$52.3 million for capital expenditures, $21.7 million of which was for the wireless upgrade to 3G-1XRTT technology in the western markets in support of the Horizon wholesale network services agreement; and,

•	$26.7 million in proceeds from the sale of communications towers and inactive PCS licenses (Note 5).

Net cash used in financing activities for the six-month period ending June 30, 2003 aggregated $6.8 million, which represents payment on senior secured term loans using proceeds received from the sale of the Portsmouth building, as required by court orders dated April 17, 2003.

Net cash provided by financing activities for the six-month period ending June 30, 2002 aggregated $14.5 million, which included $21.0 million of additional borrowings against the Senior Credit Facility, a $5.7 million use of cash for scheduled

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

principal payments on other long-term debt, and $1.2 million primarily used to pay loan amendment fees.

In 2003, we anticipate capital restructuring upon the emergence from bankruptcy which, if consummated as described in “Chapter 11 Bankruptcy Filing” above, will significantly improve the level of leverage and reduce cash outflows for interest payments from the planned conversion or extinguishment of the Senior Notes and Subordinated Notes, will result in the securing of $75 million of new 9.0% convertible notes of the reorganized Company (“New Notes”), and will result in lower average interest rates on the remaining debt. From an operational standpoint, we anticipate a continued increase in PCS subscribers, continued improvement in operating income (loss) in most of the operating segments, particularly in the wireless segment, and continued revenue growth. Consummation of a plan of reorganization and achievement of these results is important to ensure long-term liquidity and continued access to borrowings under our Senior Credit Facility.

In addition, our liquidity needs will be impacted by:

•	capital expenditures required to support customer growth and wholesale usage to provide sufficient PCS capacity, new products requiring capital expenditures and expenditures for other technological enhancements;

•	capital expenditures required to support access line growth in existing markets;

•	significant interest expense associated with debt;

•	expenditures required to settle pre-petition obligations in accordance with an approved plan of reorganization; and,

•	financial advisory, legal and other professional fees incurred during the bankruptcy.

Our liquidity sources assume:

•	cash flow from operations;

•	$35 million available under our DIP Financing Facility, subject to compliance with financial, business and reporting covenant requirements during the pendency of the Bankruptcy Case;

•	$75 million of proceeds from the planned issuance of New Notes upon emergence from bankruptcy; and,

•	disposition of additional non-strategic businesses and assets, including $8.7 million from the planned sale of the wireline cable operation. As defined in the April 17, 2003 court orders approving this transaction, the net proceeds from the sale are required to be paid against the pre-petition balances of the senior credit facility and against the DIP facility in their order of priority during bankruptcy. If this transaction closes after emergence from bankruptcy, financial covenants of the senior credit facility will require a portion of the proceeds be used to pay down the existing senior credit facility debt.

•	In addition, the Company holds PCS licenses in 17 markets where service is currently being provided and 20 markets where service is not currently being provided. In many cases we own licenses covering spectrum in excess of what will be needed to execute our business plan for the foreseeable future. Again, to the extent any sale of such assets occurs after emergence from bankruptcy, financial covenants stipulate that a portion of the proceeds be used to pay down the existing senior facility debt. This portion increases from 25% to 75% if applicable asset sales exceed $20 million.

We expect capital expenditures for the year 2003 to be between $58 million and $66 million. We expect these capital expenditures to be used to:

•	complete deployment of 3G-1XRTT technology in certain of the VA Alliance and WV Alliance markets;

•	support network capacity and coverage demands of VA East, VA Alliance and WV Alliance operations;

•	support customer and usage growth in ILEC, CLEC and Internet access services; and,

•	support back office tools in order to improve customer satisfaction and improve our internal controls and efficiencies.

Approximately $8 to $10 million of these anticipated 2003 capital expenditures are based on an obligation within our wholesale agreement with Sprint/Horizon to complete the build out of a 3G-1XRTT network in certain markets. VA East and the Alliances have substantially satisfied their FCC build-out requirements. Accordingly, aside from the 3G-1XRTT network upgrade commitment, the expenditures forecast noted above is primarily driven by the expected need to support customer

NTELOS Inc. (Debtor-in-Possession)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Continued

growth and wholesale usage. To the extent that this customer growth and wholesale usage is less than expected, our capital expenditures will be reduced. Since these are generally capacity related expenditures to support customer growth, it is uncertain when these proposed uses will be initiated or completed.

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

NTELOS Inc. (Debtor-in-Possession)

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The Company's $254.2 million of outstanding borrowings under the Senior Credit Facility bears interest at rates 3% to 4% above the Eurodollar rate or 2.5% to 3% above the federal funds rates. The Company’s Senior Notes and Subordinated Notes are at fixed interest rates of 13% and 13.5%, respectively. The Company has other fixed rate, long-term debt totaling $24.1 million at June 30, 2002.

The Company is exposed to market risks primarily related to interest rates. To manage its exposure to interest rate risks and in accordance with conditions of the senior note indenture, the Company entered into two, five year interest rate swap agreements with notional amounts of $162.5 million in September 2000. These swap agreements manage the Company’s exposure to interest rate movements by effectively converting a portion of the long-term debt from variable to fixed rates. The net face amount of interest rate swaps subject to variable rates as of June 30, 2002 and 2003 was $162.5 million. These agreements involve the exchange of fixed rate payments for variable rate payments without the effect of leverage and without the exchange of the underlying face amount. Fixed interest rate payments are at a per annum rate of 6.76%. Variable rate payments are based on one month US dollar LIBOR. The weighted average LIBOR rate applicable to these agreements was 1.32% and 1.84% as of June 30, 2003 and 2002, respectively. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. Interest rate differentials paid or received under these agreements are recognized over the one-month maturity periods as adjustments to interest expense. The fair values of our interest rate swap agreements are based on dealer quotes. Neither the Company nor the counterparties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. The Company is exposed to loss if one or more of the counterparties default. At June 30, 2003, the Company had minor exposure to credit loss on interest rate swaps. At June 30, 2003 and 2002, the swap agreements were liabilities with fair values of $19.0 million and $14.8 million, respectively. The effects of a one percentage point change in LIBOR rates would change the fair value of the swap agreements by $3.6 million for a one percentage point increase in the rate (to $15.4 million below face value) and $3.7 million for a one percentage point decrease in the rate (to $22.7 million below face value). The interest rate swap liability at June 30, 2003 has been classified as a current liability (within the liabilities subject to compromise) as a result of the bankruptcy filing and a cross-default as a result of non-compliance with the debt to capitalization rates under the Senior Credit Facility. The Company has interest rate risk on the borrowings in excess of the $162.5 million of senior bank debt covered by the swap noted above. At June 30, 2003, the Company’s senior bank debt totaled $254.2 million, or $91.7 million over the swap agreements.

The Company’s Senior Notes are trading at rates well below their book values. The Company's management believes that the risk of the fair value exceeding the carrying value of this debt in the foreseeable future is remote due to filing of the Bankruptcy Case.

At June 30, 2003, the Company’s financial assets included cash and cash equivalents of $26.4 million and securities and investments of $8.4 million, $7.8 million of which are restricted. With respect to the cash and cash equivalents, as well as $8.0 million of the investments, there are no material market risks as these are fixed maturity, high quality instruments. Also, we believe there are minimal credit risks as the counterparties are prominent financial institutions.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b) Change in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

NTELOS Inc.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

During the pendency of the Bankruptcy Case, all pending litigation is stayed. See Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 2.    Changes In Securities

In connection with the Company’s comprehensive financial restructuring, the Company did not make the semi-annual interest payments of $18.2 million and $6.4 million due February 18, 2003 on its Senior Notes and Subordinated Notes, respectively. On March 4, 2003, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Additional information regarding the Bankruptcy Case is set forth elsewhere in this Form 10-Q, including Note 1 to the Condensed Consolidated Financial Statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(A)  Exhibits

31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B	)	Reports on Form 8-K

Form 8-K dated April 10, 2003, updating the status of the Bankruptcy proceedings and announcing the execution of the Subscription Agreement and the Plan Support Agreement, both dated April 10, 2003. These documents were attached as exhibits to the Form 8-K.

Form 8-K dated April 14, 2003, pertaining to the earnings press release covering the financial results for the fourth quarter and year end December 31, 2002 and providing guidance for fiscal 2003.

Form 8-K dated April 30, 2003, updating the status of the Bankruptcy proceedings providing the March 31,

NTELOS Inc.

Part II.    OTHER INFORMATION

2003 monthly operating report filed with the Bankruptcy Court on April 30, 2003 and attached herein.

Form 8-K dated May 15, 2003, pertaining to the earnings press release covering the financial results for the first quarter of 2003.

Form 8-K dated May 30, 2003, attaching the April 30, 2003 monthly operating report filed with the Bankruptcy Court on May 30, 2003.

Form 8-K dated May 30, 2003, announcing the filing of the Disclosure Statement and the related proceedings and attaching a press release issued by the Company announcing the filing.

Form 8-K dated June 24, 2003, attaching the May 31, 2003 monthly operating report filed with the Bankruptcy Court on June 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTELOS Inc.

August 14, 2003	/s/ J. S. Quarforth
J. S. Quarforth, Chief Executive Officer and President

August 14, 2003	/s/ M. B. Moneymaker
M. B. Moneymaker, Executive Vice President and Chief Financial Officer, Treasurer and Secretary